Form 10-Q
period 2011-03-31
UNIVERSAL AMERICAN CORP.
filed 2011-05-11
CIK 1514128

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file Number: 001-35149

UNIVERSAL AMERICAN CORP.
(formerly known as Universal American Spin Corp.)
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	27-4683816 (I.R.S. Employer Identification No.)

Six International Drive, Suite 190, Rye Brook, New York 10573
(Address of principal executive office) (zip code)

(914) 934-5200
(Registrant's telephone number, including area code)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐    No ☒

        Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐

        Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes    ☐    No ☒

        Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Class of Common Stock	Outstanding at May 5, 2011
Non-voting, par value $0.01 per share	3,300,000 shares
Voting, par value $0.01 per share	78,237,833 shares

        As used in this quarterly report on Form 10-Q, "New Universal American," "we," "our," and "us" refer to Universal American Corp. (formerly known as Universal American Spin Corp.), except where the context otherwise requires or as otherwise indicated.

DISCLOSURE REGARDING FORWARD LOOKING STATEMENTS

        This report, including, without limitation, the information set forth or incorporated by reference under Part II, Item 1A "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" and oral statements made from time to time by our executive officers contains "forward-looking" statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995, known as the PSLRA. Statements in this report that are not historical facts are hereby identified as forward- looking statements and are intended to be covered by the safe harbor provisions of the PSLRA. They can be identified by the use of the words "believe," "expect," "predict," "project," "potential," "estimate," "anticipate," "should," "intend," "may," "will," and similar expressions or variations of such words, or by discussion of future financial results and events, strategy or risks and uncertainties, trends and conditions in the Company's business and competitive strengths, all of which involve risks and uncertainties.

        Where, in any forward-looking statement, we or our management expresses an expectation or belief as to future results or actions, there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished. Our actual results may differ materially from our expectations, plans or projections. We warn you that forward-looking statements are only predictions and estimates, which are inherently subject to risks, trends and uncertainties, many of which are beyond our ability to control or predict with accuracy and some of which we might not even anticipate. We give no assurance that we will achieve our expectations and we do not assume responsibility for the accuracy and completeness of the forward-looking statements. Future events and actual results, financial and otherwise, may differ materially from the results discussed in the forward-looking statements as a result of many factors, including the risk factors described in Part II, Item 1A of this report. We caution readers not to place undue reliance on these forward-looking statements that speak only as of the date made.

        We undertake no obligation, other than as may be required under the federal securities laws, to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Although we believe that the expectations reflected in these forward-looking statements are reasonable at the time made, any or all of the forward-looking statements contained in this report and in any other public statements that are made may prove to be incorrect. This may occur as a result of inaccurate assumptions as a consequence of known or unknown risks and uncertainties. All of the forward- looking statements are qualified in their entirety by reference to the factors discussed under the caption "Risk Factors" under Part II, Item 1A of this report. We caution that these risk factors may not be exhaustive. We operate in a continually changing business environment that is highly complicated, regulated and competitive and new risk factors emerge from time to time. We cannot predict these new risk factors, nor can we assess the impact, if any, of the new risk factors on our business or the extent to which any factor or combination of factors may cause actual results to differ materially from those expressed or implied by any forward-looking statement. In light of these risks, uncertainties and assumptions, the forward-looking statements discussed in this report might not occur. You should carefully read this report and the documents that we incorporate by reference in this report in its entirety. It contains information that you should consider in making any investment decision in any of our securities.

PART I

ITEM 1—FINANCIAL STATEMENTS (Unaudited)

UNIVERSAL AMERICAN CORP.
(formerly known as Universal American Spin Corp.)

CONDENSED BALANCE SHEETS

	March 31, 2011	December 31, 2010
STOCKHOLDER'S EQUITY
Preferred stock (Authorized: 40 million shares)	$—	$—
Common stock—Voting (Authorized: 400 million shares, issued and outstanding 100 shares)	1	1
Common stock—Non-Voting (Authorized: 60 million shares)	—	—
Additional paid-in capital	99	99
Receivable from affiliates	(100)	(100)

Total stockholder's equity	—	—

Total liabilities and stockholder's equity	$—	$—

See Notes to unaudited Condensed Financial Statements.

UNIVERSAL AMERICAN CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

1. ORGANIZATION AND COMPANY BACKGROUND

        As used in this report, "New Universal American," "we" "our," and "us" refer to Universal American Corp. (formerly known as Universal American Spin Corp.) and its subsidiaries, except where the context otherwise requires or as otherwise indicated.

        New Universal American, a Delaware corporation, was formed on December 22, 2010 as a wholly-owned subsidiary of Universal American Corp., a New York corporation, subsequently renamed Caremark Ulysses Holding Corp. ("Old Universal American"). On December 30, 2010, Old Universal American entered into (i) an Agreement and Plan of Merger (the "Merger Agreement") with CVS Caremark Corporation ("CVS Caremark") and Ulysses Merger Sub, L.L.C., an indirect wholly-owned subsidiary of CVS Caremark ("Merger Sub"), to provide for the purchase of Old Universal American's Medicare Part D Business by CVS Caremark through the merger of Merger Sub with and into Old Universal American, with Old Universal American continuing as the surviving corporation and a wholly-owned subsidiary of CVS Caremark and (ii) a Separation Agreement (the "Separation Agreement") with New Universal American, to provide for the separation of Old Universal American's Medicare Part D Business from its remaining businesses, which include the Medicare Advantage and Traditional Insurance businesses. We refer to the sale of the Medicare Part D Business to CVS Caremark and related transactions as the "Part D Transaction."

        At March 31, 2011 and prior to the closing of the Part D Transaction, New Universal American conducted no business activities. Subsequent to the closing of the Part D Transaction, New Universal American owns and operates Medicare Advantage and Traditional Insurance businesses and offers a broad array of health insurance and managed care products and services, primarily to the growing Medicare population.

        On April 29, 2011, the parties consummated the Part D Transaction and shareholders of Old Universal American received $14 in cash and one share of New Universal American common stock for each share owned. At the closing of the Part D Transaction, Old Universal American (i) separated all of its businesses other than its Medicare Part D Business and transferred those businesses to New Universal American, (ii) became a wholly-owned subsidiary of CVS Caremark, (iii) changed its name to Caremark Ulysses Holding Corp. (iv) de-registered its shares under the Securities Exchange Act of 1934 and (v) de-listed its shares on the New York Stock Exchange.

        In addition, at the closing of the Part D Transaction, New Universal American changed its name to Universal American Corp. and its shares began trading on the New York Stock Exchange under the ticker symbol "UAM" on May 2, 2011. New Universal American now owns the businesses and assets that previously comprised Old Universal American's Senior Managed Care-Medicare Advantage, Traditional Insurance and Corporate & Other segments.

        The Part D Transaction will be accounted for as a reverse spin-off and historical financial statements of Old Universal American will be used as the basis for New Universal American's historical financial statements for purposes of New Universal American's ongoing SEC filings with the Medicare Part D Business of Old Universal American reclassified to discontinued operations.

        For further information regarding Old Universal American, please see the Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 filed by Old Universal American on April 28, 2011 as well as the Annual Report on Form 10-K for the year ended December 31, 2010 filed on March 1, 2011. For further information regarding New Universal American, please see Amendment No. 1 to the

UNIVERSAL AMERICAN CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)

(Unaudited)

1. ORGANIZATION AND COMPANY BACKGROUND (Continued)

Registration Statement on Form S-4 (File No. 333-172691) of New Universal American filed on March 31, 2011.

2. SUBSEQUENT EVENTS

        On April 29, 2011, the Part D Transaction was consummated and New Universal American was separated from its former parent, Old Universal American. See Note 1 for further information regarding the Part D Transaction.

        Also, on April 29, 2011, New Universal American entered into a Tax Matters Agreement with Old Universal American under which, among other things, New Universal American will indemnify Old Universal American and its affiliates, and Old Universal American will be required to indemnify New Universal American and its affiliates, (1) for certain taxes allocated to them under the Tax Matters Agreement, (2) for taxes imposed under certain joint and several liability provisions of applicable law, and (3) for losses resulting from any failure to make a payment under the Tax Matters Agreement when due. The Tax Matters Agreement was entered into pursuant to the Merger Agreement and the Separation Agreement.

        On April 26, 2011, Old Universal American and UAC Holding, Inc., a wholly-owned subsidiary of Old Universal American (together with Old Universal American, collectively, the "Sellers") entered into a Stock Purchase Agreement (the "Purchase Agreement") to sell 1,600,000 shares of Series A Mandatorily Redeemable Preferred Stock to be issued by New Universal American, par value $0.01 per share, with a liquidation preference of $25.00 per share (the "Series A Preferred Stock"), for an aggregate purchase price of $40 million. The sale of the Series A Preferred Stock was completed through a private placement to the purchasers who are accredited investors and pursuant to the exemptions from the registration requirements of the Securities Act of 1933, as amended. On April 29, 2011, the Sellers assigned their rights, title and interests under the Purchase Agreement to New Universal American and New Universal American assumed the obligations and liabilities of the Sellers relating to the sale of Series A Preferred Stock. The Series A Preferred Stock will pay cash dividends at the rate of 8.5% per annum and will be mandatorily redeemable on the six year anniversary of the issue date. The proceeds from the sale of the Series A Preferred Stock were used by the Sellers to pay a portion of the existing indebtedness and transaction expenses of Old Universal American at the closing of the Part D Transaction. New Universal American did not receive any proceeds from the sale of the Series A Preferred Stock. Certain officers and directors of New Universal American collectively purchased an aggregate of $10 million of the Series A Preferred Stock pursuant to the Purchase Agreement.

        In connection with the consummation of the Part D Transaction, the same fourteen directors that were previously members of the board of directors of Old Universal American were appointed to serve as members of the board of directors of New Universal American, namely: Barry W. Averill, Richard A. Barasch, Sally W. Crawford, Matthew W. Etheridge, Mark K. Gormley, Mark M. Harmeling, Linda H. Lamel, Patrick J. McLaughlin, Richard C. Perry, Thomas A. Scully, Robert A. Spass, Sean M. Traynor, Christopher E. Wolfe and Robert F. Wright.

ITEM 2——MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        Universal American Corp. (formerly known as Universal American Spin Corp.), was formed on December 22, 2010 in connection with the Part D Transaction described above in Item 1, Note 1. At March 31, 2011 and prior to the closing of the Part D Transaction on April 29, 2011, New Universal American conducted no business activities.

ITEM 3—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        None.

ITEM 4—CONTROLS AND PROCEDURES

  Disclosure Controls and Procedures

        We maintain disclosure controls and procedures that are designed to ensure that we record, process, summarize and report the information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 within the time periods specified in the SEC's rules and forms, and that we accumulate this information and communicate it to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

  Inherent Limitations on Effectiveness of Controls

        Our disclosure controls and procedures and our internal controls over financial reporting may not prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. The design of a control system must reflect the fact that there are resource constraints, and we must consider the benefits of controls relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that we have detected all control issues and instances of fraud, if any, within Universal American. These inherent limitations include the realities that judgments in decision making can be faulty and that breakdowns can occur because of simple error or mistake. The individual acts of some persons or collusion of two or more people can also circumvent controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of the effectiveness of controls to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

  Evaluation of Effectiveness of Controls

        New Universal American's parent, Old Universal American, carried out an evaluation under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer (who are now our Chief Executive Officer and Chief Financial Officer), of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2011. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2011, at a reasonable assurance level, to timely alert management to material information required to be included in our periodic filings with the Securities and Exchange Commission.

  Changes in Internal Control over Financial Reporting

        There were no changes in our internal controls over financial reporting during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II

ITEM 1—LEGAL PROCEEDINGS

        None.

ITEM 1A—RISK FACTORS

        Information concerning certain risks and uncertainties appears under the heading "Risk Factors" in Amendment No. 1 to the Registration Statement on Form S-4 (File No. 333-172691) of New Universal American filed on March 31, 2011, which is attached hereto as Exhibit 99.1, and incorporated by reference herein. You should carefully consider these risks and uncertainties, which could materially affect our business, financial position and results of operations.

        There have been no material changes in our risk factors from those set forth in such SEC reports.

ITEM 2—UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

        None.

Recent Sales of Unregistered Securities

        None.

ITEM 3—DEFAULTS UPON SENIOR SECURITIES

        None.

ITEM 4—(REMOVED & RESERVED)

ITEM 5—OTHER INFORMATION

        None.

ITEM 6—EXHIBITS

        Each exhibit identified below is filed as a part of this report.

Exhibit No.	Description
31.1	Certification of Chief Executive Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934.
31.2	Certification of Chief Financial Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934.
32.1
Certification of the Chief Executive Officer and Chief Financial Officer, as required by Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1
The risk factors of New Universal American (from pages 24 through 59 of New Universal American's Amendment No. 1 to the Registration Statement on Form S-4 (File No. 333-172691) filed on March 31, 2011).

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNIVERSAL AMERICAN CORP. (formerly known as Universal American Spin Corp.)
May 10, 2011	/s/ RICHARD A. BARASCH
Richard A. Barasch Chief Executive Officer
May 10, 2011	/s/ ROBERT A. WAEGELEIN
Robert A. Waegelein Executive Vice President and Chief Financial Officer (Principal Accounting Officer)