Form 10-Q
period 2011-06-30
UNIVERSAL AMERICAN CORP.
filed 2011-08-08
CIK 1514128

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file Number: 001-35149

UNIVERSAL AMERICAN CORP.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	27-4683816 (I.R.S. Employer Identification No.)
Six International Drive, Suite 190, Rye Brook, New York 10573 (Address of principal executive offices and zip code)

(914) 934-5200
(Registrant's telephone number, including area code)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

        Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

        Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Class of Common Stock	Outstanding at August 3, 2011
Non-voting, par value $0.01 per share	3,300,000 shares
Voting, par value $0.01 per share	78,180,456 shares

        As used in this quarterly report on Form 10-Q, except as otherwise indicated, references to the "Company," "UAM," "we," "our," and "us" are to (i) Universal American Corp., a Delaware corporation (formerly known as Universal American Spin Corp., "New Universal American") and its subsidiaries following the closing of the Part D Transaction on April 29, 2011 and (ii) Universal American Corp, a New York corporation (now known as Caremark Ulysses Holding Corp., "Old Universal American") and its subsidiaries prior to the closing of the Part D Transaction on April 29, 2011.

DISCLOSURE REGARDING FORWARD LOOKING STATEMENTS

        This report, including, without limitation, the information set forth or incorporated by reference under Part II, Item 1A "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" and oral statements made from time to time by our executive officers contains "forward-looking" statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995, known as the PSLRA. Statements in this report that are not historical facts are hereby identified as forward-looking statements and are intended to be covered by the safe harbor provisions of the PSLRA. They can be identified by the use of the words "believe," "expect," "predict," "project," "potential," "estimate," "anticipate," "should," "intend," "may," "will," and similar expressions or variations of such words, or by discussion of future financial results and events, strategy or risks and uncertainties, trends and conditions in the Company's business and competitive strengths, all of which involve risks and uncertainties.

        Where, in any forward-looking statement, we or our management expresses an expectation or belief as to future results or actions, there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished. Our actual results may differ materially from our expectations, plans or projections. We warn you that forward-looking statements are only predictions and estimates, which are inherently subject to risks, trends and uncertainties, many of which are beyond our ability to control or predict with accuracy and some of which we might not even anticipate. We give no assurance that we will achieve our expectations and we do not assume responsibility for the accuracy and completeness of the forward-looking statements. Future events and actual results, financial and otherwise, may differ materially from the results discussed in the forward-looking statements as a result of many factors, including the risk factors described or incorporated by reference in Part II, Item 1A of this report. We caution readers not to place undue reliance on these forward-looking statements that speak only as of the date made.

        We undertake no obligation, other than as may be required under the federal securities laws, to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Although we believe that the expectations reflected in these forward-looking statements are reasonable at the time made, any or all of the forward-looking statements contained in this report and in any other public statements that are made may prove to be incorrect. This may occur as a result of inaccurate assumptions as a consequence of known or unknown risks and uncertainties. All of the forward-looking statements are qualified in their entirety by reference to the factors discussed or incorporated by reference under the caption "Risk Factors" under Part II, Item 1A of this report. We caution that these risk factors may not be exhaustive. We operate in a continually changing business environment that is highly complicated, regulated and competitive and new risk factors emerge from time to time. We cannot predict these new risk factors, nor can we assess the impact, if any, of the new risk factors on our business or the extent to which any factor or combination of factors may cause actual results to differ materially from those expressed or implied by any forward-looking statement. In light of these risks, uncertainties and assumptions, the forward-looking statements discussed in this report might not occur. You should carefully read this report and the documents that we incorporate by reference in this report in its entirety. It contains information that you should consider in making any investment decision in any of our securities.

PART I

ITEM 1—FINANCIAL STATEMENTS (Unaudited)

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except number of shares)

	June 30, 2011	December 31, 2010
ASSETS
Investments:
Fixed maturities available for sale, at fair value (amortized cost: 2011, $1,178,582; 2010, $1,388,604)	$1,197,337	$1,398,498
Other invested assets	1,476	1,409

Total investments	1,198,813	1,399,907
Cash and cash equivalents	20,135	23,224
Accrued investment income	10,700	12,455
Deferred policy acquisition costs	142,605	144,750
Reinsurance recoverables—life	395,554	590,253
Reinsurance recoverables—health	105,559	127,614
Due and unpaid premiums	98,364	52,617
Present value of future profits and other amortizing intangible assets	35,132	37,434
Goodwill and other indefinite lived intangible assets	77,459	77,459
Income taxes receivable	22,987	—
Advances to agents	28,007	36,717
Other assets	139,071	141,738
Assets of discontinued operations	—	1,011,842

Total assets	$2,274,386	$3,656,010

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Reserves and other policy liabilities—life	$394,268	$582,248
Reserves for future policy benefits—health	392,671	407,312
Policy and contract claims—health	217,664	306,390
Premiums received in advance	9,310	16,410
Series A mandatorily redeemable preferred shares	40,000	—
Amounts due to reinsurers	8,456	6,710
Income taxes payable	—	48,983
Deferred income tax payable	35,164	24,396
Other liabilities	176,759	181,813
Liabilities of discontinued operations	—	579,054

Total liabilities	1,274,292	2,153,316

Commitments and contingencies (Note 11)
STOCKHOLDERS' EQUITY
Preferred Stock (Authorized: 2011, 40 million shares; 2010, 3 million shares):
Series A Preferred stock (Authorized: 2011, 0 shares; 2010, 300,000 shares, issued and outstanding: 2010; 42,105 shares, liquidation value 2010, $86,105)	—	42
Common stock—voting (Authorized: 2011, 400 million shares; 2010, 200 million shares, issued and outstanding: 2011, 78.2 million shares; 2010, 78.6 million shares)	782	786
Common stock—non-voting (Authorized: 2011, 60 million shares; 2010, 30 million shares, issued and outstanding: 2011; 3.3 million shares)	33	—
Additional paid-in capital	747,079	801,155
Accumulated other comprehensive income (loss)	12,193	(2,469)
Retained earnings	240,007	734,598
Less: Treasury stock (2010, 2.9 million shares)	—	(31,418)

Total stockholders' equity	1,000,094	1,502,694

Total liabilities and stockholders' equity	$2,274,386	$3,656,010

See Notes to unaudited Consolidated Financial Statements.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three Months Ended June 30, 2011 and 2010

(Unaudited)

(in thousands, per share amounts in dollars)

	2011	2010
Net premium and policyholder fees earned	$559,101	$862,807
Net investment income	11,878	10,439
Fee and other income	4,371	892
Realized gain:
Total other-than-temorary impairment losses on securities	—	(289)
Portion of loss recognized in other comprehensive income	—	131

Net other-than-temporary impairment losses on securities recognized in earnings	—	(158)
Realized gain, excluding other-than-temporary impairment losses on securities	1,991	263

Net realized gains on investments	1,991	105

Total revenues	577,341	874,243

Benefits, claims and expenses:
Claims and other benefits	459,641	705,610
Change in deferred acquisition costs	(152)	131
Amortization of present value of future profits	1,129	1,752
Commissions	14,790	33,075
Reinsurance commissions and expense allowances	1,550	(4,897)
Interest expense	582	—
Other operating costs and expenses	92,650	86,912

Total benefits, claims and expenses	570,190	822,583

Income from continuing operations before income taxes	7,151	51,660
Provision for income taxes	3,195	17,388

Income from continuing operations	3,956	34,272

Discontinued operations:
Income (loss) from discontinued operations, net of income taxes	550	(13,263)
Expenses of transactions, net of income taxes	(9,397)	—

Loss from discontinued operations	(8,847)	(13,263)

Net (loss) income	$(4,891)	$21,009

(Loss) earnings per common share:
Basic:
Continuing operations	$0.05	$0.44
Discontinued operations	(0.11)	(0.17)

Net (loss) income	$(0.06)	$0.27

Diluted:
Continuing operations	$0.05	$0.44
Discontinued operations	(0.11)	(0.17)

Net (loss) income	$(0.06)	$0.27

Weighted average shares outstanding:
Weighted average common shares outstanding	79,792	76,465
Less weighted average treasury shares	(1,083)	(2,724)

Basic weighted shares outstanding	78,709	73,741
Weighted average common equivalent of preferred shares outstanding	1,310	4,211
Effect of dilutive securities	195	308

Diluted weighted shares outstanding	80,214	78,260

See Notes to unaudited Consolidated Financial Statements.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Six Months Ended June 30, 2011 and 2010

(Unaudited)

(in thousands, per share amounts in dollars)

	2011	2010
Net premium and policyholder fees earned	$1,139,266	$1,717,145
Net investment income	24,980	20,180
Fee and other income	5,487	5,651
Realized gain (loss):
Total other-than-temorary impairment losses on securities	—	(420)
Portion of loss recognized in other comprehensive income	—	131

Net other-than-temporary impairment losses on securities	—	(289)
Realized gain, excluding other-than-temporary impairment losses	1,996	110

Net realized gain (loss) on investments	1,996	(179)

Total revenues	1,171,729	1,742,797

Benefits, claims and expenses:
Claims and other benefits	948,877	1,411,385
Change in deferred acquisition costs	2,146	3,115
Amortization of present value of future profits	2,302	3,677
Commissions	33,494	62,439
Reinsurance commissions and expense allowances	(1,645)	(9,536)
Interest expense	581	—
Other operating costs and expenses	179,333	183,475

Total benefits, claims and expenses	1,165,088	1,654,555

Income from continuing operations before income taxes	6,641	88,242
Provision for income taxes	1,888	28,056

Income from continuing operations	4,753	60,186

Discontinued operations:
Loss from discontinued operations, net of income taxes	(31,348)	(37,776)
Expenses of transactions, net of income taxes	(10,524)	—

Loss from discontinued operations	(41,872)	(37,776)

Net (loss) income	$(37,119)	$22,410

(Loss) earnings per common share:
Basic:
Continuing operations	$0.06	$0.77
Discontinued operations	(0.53)	(0.48)

Net (loss) income	$(0.47)	$0.29

Diluted:
Continuing operations	$0.06	$0.77
Discontinued operations	(0.52)	(0.48)

Net (loss) income	$(0.46)	$0.29

Weighted average shares outstanding:
Weighted average common shares outstanding	78,777	80,669
Less weighted average treasury shares	(2,095)	(6,976)

Basic weighted shares outstanding	76,682	73,693
Weighted average common equivalent of preferred shares outstanding	2,768	4,211
Effect of dilutive securities	585	307

Diluted weighted shares outstanding	80,035	78,211

See Notes to unaudited Consolidated Financial Statements.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
AND COMPREHENSIVE INCOME (LOSS)

For the Six Months Ended June 30, 2011 and 2010

(Unaudited)

(in thousands)

		Common Stock
	Preferred Stock Series A			Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Treasury Stock
		Voting	Non-Voting					Total
2010
Balance at January 1, 2010	$42	$879	$—	$880,709	$(7,915)	$709,695	$(133,946)	$1,449,464
Net income	—	—	—	—	—	22,410	—	22,410
Other comprehensive income	—	—	—	—	10,233	—	—	10,233

Comprehensive income								32,643

Issuance of common stock	—	3	—	1,987	—	—	—	1,990
Stock-based compensation	—	—	—	2,030	—	—	—	2,030
Retire Treasury stock	—	(100)	—	(98,959)	—	—	99,059	—
Treasury shares purchased, at cost	—	—	—	—	—	—	(2,845)	(2,845)
Treasury shares reissued	—	—	—	4,930	—	—	9,541	14,471

Balance at June 30, 2010	$42	$782	$—	$790,697	$2,318	$732,105	$(28,191)	$1,497,753

2011
January 1, 2011	$42	$786	$—	$801,155	$(2,469)	$734,598	$(31,418)	$1,502,694
Net loss	—		—	—	—	(37,119)	—	(37,119)
Other comprehensive income	—	—	—	—	14,662	—	—	14,662

Comprehensive loss								(22,457)

Changes in connection with the Part D Transaction:
Separation from Old Universal American	—	—	—	—	—	(440,868)	—	(440,868)
Conversion of Series A Preferred Stock	(42)	9	33	—	—	—	—	—
Settlement of equity awards to employees and directors		15		(25,032)		(9,685)		(34,702)
Treasury shares retired		(34)		(35,429)	—	(7,023)	42,486	—
Other activity:
Net issuance of common stock		6		4,570				4,576
Stock-based compensation				1,891				1,891
Treasury shares purchased, at cost							(10,821)	(10,821)
Treasury shares reissued				(76)			(247)	(323)
Dividends to stockholders	—	—	—	—	—	104	—	104

Balance at June 30, 2011	$—	$782	$33	$747,079	$12,193	$240,007	$—	$1,000,094

See Notes to unaudited Consolidated Financial Statements.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months Ended June 30, 2011 and 2010

(Unaudited)

(in thousands)

	Six Months Ended June 30,
	2011	2010
	(in thousands)
Operating activities:
Net (loss) income	$(37,119)	$22,410
Loss from discontinued operations	41,872	37,776
Adjustments to reconcile net income to cash provided by operating activities:
Deferred income taxes	2,951	(9,498)
Realized (gains) losses on investments	(1,996)	179
Amortization of intangible assets	2,302	3,677
Net amortization of bond premium	4,005	2,377
Depreciation expense	5,217	5,628
Changes in operating assets and liabilities:
Deferred policy acquisition costs	2,145	3,115
Reserves and other policy liabilities—life	(187,980)	(37,936)
Reserves for future policy benefits—health	(14,641)	(2,868)
Policy and contract claims—health	(88,726)	47,269
Reinsurance balances	218,500	52,766
Due and unpaid/advance premium, net	(52,847)	(76,504)
Income taxes payable/receivable	(86,441)	13,617
Other, net	(2,957)	(20,609)

Cash (used for) provided by operating activities from continuing operations	(195,715)	41,399
Cash used for operating activities from discontinued operations	(176,400)	(205,515)

Cash used for operating activities	(372,115)	(164,116)

Investing activities:
Proceeds from sale, maturity, call, paydown or redemption of fixed maturity investments	718,527	83,441
Cost of fixed maturity investments acquired	(510,517)	(201,149)
Proceeds from the sale of CHCS, net of cash sold	—	6,492
Cash recevied at closing of Part D Transaction	20,504	—
Purchase of fixed assets	(3,899)	(6,214)
Other investing activities	5,376	2,019

Cash provided by (used for) investing activities from continuing operations	229,991	(115,411)
Cash used for investing activities from discontinued operations	(87,863)	—

Cash provided by (used for) investing activities	142,128	(115,411)

Financing activities:
Net proceeds from issuance of common and preferred stock, net of tax effect	4,576	2,782
Cost of treasury stock purchases	(11,069)	(2,845)
Dividends paid to stockholders	(209)	—
Settlement of equity awards to employees and directors	(33,545)	—
Issuance of mandatorily redeemable preferred stock	40,000	—
Payment of debt issue costs	(1,103)	—
Contributions to discontinued operations	(36,015)	(4,937)

Cash used for financing activities from continuing operations	(37,365)	(5,000)
Cash provided by financing activities from discontinued operations	224,956	254,216

Cash provided by financing activities	187,591	249,216

Net decrease in cash and cash equivalents	(42,396)	(30,311)
Less: net decrease (increase) in cash and cash equivalents from discontinued operations	39,307	(48,701)

Net decrease in cash and cash equivalents from continuing operations	(3,089)	(79,012)
Cash and cash equivalents of continuing operations at beginning of period	23,224	322,494

Cash and cash equivalents of continuing operations at end of period	$20,135	$243,482

See Notes to unaudited Consolidated Financial Statements.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. ORGANIZATION AND COMPANY BACKGROUND

        New Universal American is a specialty health and life insurance holding company with an emphasis on providing a broad array of health insurance and managed care products and services to the growing senior population. Collectively, our insurance company subsidiaries are licensed to sell life, accident and health insurance and annuities in all fifty states and the District of Columbia. We currently sell Medicare coordinated care Plans, which we call HMOs, Medicare coordinated care products built around contracted networks of providers, which we call PPOs, Medicare Advantage private fee-for-service Plans, known as PFFS Plans, Medicare supplement, fixed benefit accident and sickness insurance, and senior life insurance. We distribute these products through career and independent general agency systems and on a direct to consumer basis.

        New Universal American, a Delaware corporation, was formed on December 22, 2010 as a wholly-owned subsidiary of Universal American Corp., a New York corporation, ("Old Universal American"). On December 30, 2010, Old Universal American entered into (i) an Agreement and Plan of Merger (the "Merger Agreement") with CVS Caremark Corporation ("CVS Caremark") and Ulysses Merger Sub, L.L.C., an indirect wholly-owned subsidiary of CVS Caremark ("Merger Sub"), to provide for the purchase of Old Universal American's Medicare Part D Business, by CVS Caremark through the merger of Merger Sub with and into Old Universal American, with Old Universal American continuing as the surviving corporation and a wholly-owned subsidiary of CVS Caremark and (ii) a Separation Agreement (the "Separation Agreement") with New Universal American, to provide for the separation of Old Universal American's Medicare Part D Business from its remaining businesses, which include the Medicare Advantage and Traditional Insurance businesses. We refer to the sale of the Medicare Part D Business to CVS Caremark and related transactions as the "Part D Transaction." Prior to the closing of the Part D Transaction, New Universal American conducted no business activities.

        On April 29, 2011, the parties consummated the Part D Transaction and shareholders of Old Universal American received $14.00 in cash and one share of New Universal American common stock for each share owned. At the closing of the Part D Transaction, Old Universal American (i) separated all of its businesses other than its Medicare Part D Business and transferred those businesses to New Universal American, (ii) became a wholly-owned subsidiary of CVS Caremark, (iii) changed its name to Caremark Ulysses Holding Corp. (iv) de-registered its shares under the Securities Exchange Act of 1934 and (v) de-listed its shares on the New York Stock Exchange. The net assets transferred to CVS Caremark at the closing of the Part D Transaction amounted to $440.9 million and were recorded as an adjustment to retained earnings, as shown in the Consolidated statements of stockholders' equity and comprehensive income (loss).

        In addition, at the closing of the Part D Transaction, New Universal American changed its name to Universal American Corp. and its shares began trading on the New York Stock Exchange under the ticker symbol "UAM" on May 2, 2011. Subsequent to the closing of the Part D Transaction, New Universal American owns and operates the Medicare Advantage and Traditional Insurance businesses and assets that previously comprised Old Universal American's Senior Managed Care-Medicare Advantage and Traditional Insurance segments and certain portions of the Corporate & Other segment.

        The Part D Transaction was accounted for as a reverse spin-off and historical financial statements of Old Universal American will be used as the basis for New Universal American's historical financial statements for purposes of New Universal American's ongoing SEC filings with the Medicare Part D Business of Old Universal American reclassified to discontinued operations.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

2. BASIS OF PRESENTATION

        We have prepared the accompanying Consolidated Financial Statements in conformity with U.S. generally accepted accounting principles, or U.S. GAAP, for interim reporting in accordance with Article 10 of the Securities and Exchange Commission's Regulation S-X. Accordingly, they do not include all of the disclosures normally required by U.S. GAAP or those normally made in an annual report on Form 10-K. For the insurance and health plan subsidiaries, U.S. GAAP differs from statutory accounting practices prescribed or permitted by regulatory authorities. We have eliminated all material intercompany transactions and balances. The interim financial information in this report is unaudited, but in the opinion of management, includes all adjustments, including normal, recurring adjustments necessary to present fairly the financial position and results of operations for the periods reported. For further information regarding Old Universal American, please see the Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 filed by Old Universal American on April 28, 2011 as well as the Annual Report on Form 10-K for the year ended December 31, 2010 filed on March 1, 2011. The results of operations for the three and six months ended June 30, 2011 and 2010 are not necessarily indicative of the results to be expected for the full year.

        Use of Estimates:    The preparation of our financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the amounts reported by us in our Consolidated Financial Statements and the accompanying Notes. Critical accounting policies require significant subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. These estimates are based on information available at the time the estimates are made, as well as anticipated future events. Actual results could differ materially from these estimates. We periodically evaluate our estimates, and as additional information becomes available or actual amounts become determinable, we may revise the recorded estimates and reflect the revisions in operating results. In our judgment, the accounts involving estimates and assumptions that are most critical to the preparation of our financial statements are policy related liabilities and expense recognition, deferred policy acquisition costs, goodwill and other intangible assets, investment valuation, revenue recognition—Medicare Advantage products, and income taxes. There have been no changes in our critical accounting policies during the current quarter.

        Significant Accounting Policies:    For a description of existing significant accounting policies, see Note 2—Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements included in our annual report on Form 10-K for the year ended December 31, 2010.

        Reclassifications:    In accordance with the provisions of Accounting Standards Codification (ASC) 360-10-45, Property, Plant & Equipment—Overall—Other Presentation Matters—Impairment or Disposal of Long-Lived Assets, effective with the closing of the Part D Transaction on April 29 2011, the results of operations and cash flows related to our Medicare Part D business and related corporate items are reported as discontinued operations for all periods presented. In addition, the related assets and liabilities have been segregated from the assets and liabilities related to our continuing operations and presented separately in our consolidated balance sheet as of December 31, 2010. Unless otherwise noted, all disclosures in the notes accompanying our consolidated financial statements reflect only continuing operations.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

3. RECENTLY ISSUED AND PENDING ACCOUNTING PRONOUNCEMENTS

        Other Comprehensive Income:    In June 2011, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2011-05, Comprehensive Income, which provides amended disclosure requirements for the presentation of comprehensive income. The amended guidance eliminates the option to present components of other comprehensive income (OCI) as part of the statement of changes in equity. Under the amended guidance, all changes in OCI are to be presented either in a single continuous statement of comprehensive income or in two separate but consecutive financial statements. The changes are effective January 1, 2012. Early application is permitted. There will be no impact to our financial position or results of operations, as the amendments relate only to changes in financial statement presentation.

        Fair Value Disclosures:    In May 2011, the FASB issued amended guidance and disclosure requirements for fair value measurements. These changes will be effective for interim and annual periods beginning after December 15, 2011. Early application is not permitted. We do not expect this update to have a material impact on our financial position or results of operations.

        Deferred Acquisition Costs:    On September 29, 2010, ASU 2010-26, Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts was ratified by the FASB. The ASU amends FASB ASC Topic 944, Financial Services—Insurance. This guidance changes the accounting for costs associated with acquiring or renewing insurance contracts in response to diversity in practice in the capitalization of those costs. Under the new guidance, deferrable costs will be limited to incremental direct costs of a successful contract acquisition incurred with independent third parties and the portion of the total employee compensation and payroll- related fringe benefits related to time spent performing specified acquisition activities (e.g., underwriting, policy issuance and processing) for successful acquisition efforts. Companies will have a choice between prospective and retrospective adoption; the election must be made at the reporting entity level. The new guidance will be effective for fiscal years beginning after December 15, 2011. Management has not yet determined the impact of adoption of this new guidance on our consolidated financial position or results of operations.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

4. INVESTMENTS

        The amortized cost and fair value of fixed maturity investments are as follows:

	June 30, 2011(2)
Classification	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Gross Unrealized OTTI(1)	Fair Value
	(in thousands)
U.S. Treasury securities and U.S. Government obligations	$37,702	$429	$(4)	$—	$38,127
Government sponsored agencies	21,895	1,539	—	—	23,434
Other political subdivisions	107,514	1,164	(531)	—	108,147
Corporate debt securities	493,984	13,447	(1,940)	—	505,491
Foreign debt securities	99,459	1,349	(240)	—	100,568
Residential mortgage-backed securities	242,248	9,095	(774)	—	250,569
Commercial mortgage-backed securities	90,950	984	(857)	—	91,077
Other asset-backed securities	84,830	2,271	(3,258)	(3,919)	79,924

	$1,178,582	$30,278	$(7,604)	$(3,919)	$1,197,337

	December 31, 2010
Classification	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Gross Unrealized OTTI(1)	Fair Value
	(in thousands)
U.S. Treasury securities and U.S. Government obligations	$75,543	$247	$(598)	$—	$75,192
Government sponsored agencies	81,097	1,954	(88)	—	82,963
Other political subdivisions	154,348	350	(3,514)	—	151,184
Corporate debt securities	585,629	13,883	(4,252)	—	595,260
Foreign debt securities	104,554	888	(808)	—	104,634
Residential mortgage-backed securities	197,033	8,468	(1,364)	—	204,137
Commercial mortgage-backed securities	91,674	151	(2,102)	—	89,723
Other asset-backed securities	98,726	2,965	(2,896)	(3,390)	95,405

	$1,388,604	$28,906	$(15,622)	$(3,390)	$1,398,498

(1)
Other-than-temporary impairments.

(2)
In connection with the Part D Transaction, on April 29, 2011, $64 million of fixed maturity investments were transferred to CVS Caremark.

        At June 30, 2011, gross unrealized losses on mortgage-backed and asset-backed securities totaled $8.8 million, consisting primarily of unrealized losses of $6.9 million on subprime residential mortgage loans, as discussed below, $0.8 million related to other residential mortgage-backed securities and $0.9 million related to obligations of commercial mortgage-backed securities. The fair value of a majority of the subprime securities is depressed due to the expected deterioration of collectability of the underlying mortgages. The fair value of the other securities is depressed primarily due to changes

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

4. INVESTMENTS (Continued)

in interest rates. Management and the Investment Committee have evaluated these holdings, with input from our investment managers, and do not believe further other-than-temporarily impairment to be warranted.

        The amortized cost and fair value of fixed maturity investments at June 30, 2011 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
	(in thousands)
Due in 1 year or less	$51,208	$52,753
Due after 1 year through 5 years	317,065	325,835
Due after 5 years through 10 years	303,207	308,023
Due after 10 years	89,074	89,156
Mortgage and asset-backed securities	418,028	421,570

	$1,178,582	$1,197,337

        The fair value and unrealized loss as of June 30, 2011 and December 31, 2010 for fixed maturities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are shown below:

	Less than 12 Months		12 Months or Longer		Total
June 30, 2011	Fair Value	Gross Unrealized Losses and OTTI	Fair Value	Gross Unrealized Losses and OTTI	Fair Value	Gross Unrealized Losses and OTTI
	(in thousands)
U.S. Treasury securities and U.S. Government obligations	$1,603	$(4)	$—	$—	$1,603	$(4)
Other political subdivisions	40,128	(531)	—	—	40,128	(531)
Corporate debt securities	143,035	(1,854)	1,015	(86)	144,050	(1,940)
Foreign debt securities	34,381	(240)	—	—	34,381	(240)
Residential mortgage-backed securities	56,411	(687)	698	(87)	57,109	(774)
Commercial mortgage-backed securities	22,225	(185)	2,082	(672)	24,307	(857)
Other asset-backed securities	20,928	(261)	14,460	(6,916)	35,388	(7,177)

Total fixed maturities	$318,711	$(3,762)	$18,255	$(7,761)	$336,966	$(11,523)

Total number of securities in an unrealized loss position						137

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

4. INVESTMENTS (Continued)

	Less than 12 Months		12 Months or Longer		Total
December 31, 2010	Fair Value	Gross Unrealized Losses and OTTI	Fair Value	Gross Unrealized Losses and OTTI	Fair Value	Gross Unrealized Losses and OTTI
	(in thousands)
U.S. Treasury securities and U.S. Government obligations	$39,345	$(598)	$—	$—	$39,345	$(598)
Government sponsored agencies	48,057	(88)	—	—	48,057	(88)
Other political subdivisions	139,968	(3,514)	—	—	139,968	(3,514)
Corporate debt securities	260,968	(4,162)	1,014	(90)	261,982	(4,252)
Foreign debt securities	68,776	(808)	—	—	68,776	(808)
Residential mortgage-backed securities	61,774	(1,280)	813	(84)	62,587	(1,364)
Commercial mortgage-backed securities	65,375	(1,011)	1,813	(1,091)	67,188	(2,102)
Other asset-backed securities	29,657	(496)	15,561	(5,790)	45,218	(6,286)

Total fixed maturities	$713,920	$(11,957)	$19,201	$(7,055)	$733,121	$(19,012)

Total number of securities in an unrealized loss position						236

Subprime Residential Mortgage Loans

        We hold securities with exposure to subprime residential mortgages, or mortgage loans to borrowers with weak credit profiles. The significant decline in U.S. housing prices and relaxed underwriting standards by some subprime loan originators have led to higher delinquency and loss rates, resulting in a significant reduction in the market valuation of these securities sector wide.

        As of June 30, 2011, we held subprime securities with par values of $22.1 million, an amortized cost of $21.5 million and a fair value of $14.7 million representing approximately 1.2% of our cash and invested assets, with collateral comprised substantially of first lien mortgages in senior or senior mezzanine level tranches, with an average Standard & Poor's, or equivalent, rating of BB.

        The following table presents our exposure to subprime residential mortgages by vintage year.

Vintage Year	Amortized Cost	Fair Value	Gross Unrealized Losses & OTTI
	(in thousands)
2003	$180	$72	$(108)
2004	194	84	(110)
2005	14,175	11,681	(2,494)
2006	7,000	2,829	(4,171)

Totals	$21,549	$14,666	$(6,883)

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

4. INVESTMENTS (Continued)

        We continuously review our subprime holdings stressing multiple variables, such as cash flows, prepayment speeds, default rates and loss severity, and comparing current base case loss expectations to the loss required to incur a principal loss, or breakpoint. We expect loss rates in the subprime mortgage sector to continue to increase in the near term but at a decreasing rate. Those securities with a greater variance between the breakpoint and base case can withstand this further deterioration. Based on the analysis of the remaining subprime holdings at June 30, 2011, we do not believe these holdings are other-than-temporarily impaired.

        Gross realized gains and gross realized losses included in the Consolidated Statements of Operations are as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2011	2010	2011	2010
	(in thousands)
Realized gains:
Fixed maturities	$2,816	$373	$5,589	$941
Other	—	22	2	22

	2,816	395	5,591	963

Realized losses:
Fixed maturities, excluding OTTI	(825)	(90)	(3,595)	(811)
OTTI on fixed maturities	—	(158)	—	(289)
Other	—	(42)	—	(42)

	(825)	(290)	(3,595)	(1,142)

Net realized gains (losses)	$1,991	$105	$1,996	$(179)

5. FAIR VALUE MEASUREMENTS

        We carry fixed maturity investments and equity securities at fair value in our Consolidated Financial Statements. These fair value disclosures consist of information regarding the valuation of these financial instruments followed by the fair value measurement disclosure requirements of Fair Value Measurements and Disclosures Topic, ASC 820-10.

  Fair Value Disclosures

        The following section applies the ASC 820-10 fair value hierarchy and disclosure requirements to our financial instruments that we carry at fair value. ASC 820-10 establishes a fair value hierarchy that prioritizes the inputs in the valuation techniques used to measure fair value into three broad Levels, numbered 1, 2, and 3.

          Level 1 observable inputs reflect quoted prices for identical assets or liabilities in active markets that we have the ability to access at the measurement date. We currently have no Level 1 securities.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

5. FAIR VALUE MEASUREMENTS (Continued)

          Level 2 observable inputs, other than quoted prices included in Level 1, reflect the asset or liability or prices for similar assets and liabilities. Most debt securities and some preferred stocks are model priced by vendors using observable inputs and we classify them within Level 2. Derivative instruments that are priced using models with observable market inputs, such as interest rate swap contracts, are also reflected as Level 2.

          Level 3 valuations are derived from techniques in which one or more of the significant inputs, such as assumptions about risk, are unobservable. Generally, Level 3 securities are less liquid securities such as highly structured or lower quality asset-backed securities, known as ABS, and private placement equity securities. Because Level 3 fair values, by their nature, contain unobservable market inputs, as there is no observable market for these assets and liabilities, we must use considerable judgment to determine the Level 3 fair values. Level 3 fair values represent our best estimate of an amount that we could realize in a current market exchange absent actual market exchanges.

        The following table presents our assets that are carried at fair value by hierarchy levels, as of June 30, 2011 (in thousands):

	Total	Level 1	Level 2	Level 3
Assets:
Fixed maturties, available for sale	$1,197,337	$—	$1,194,638	$2,699

        In many situations, inputs used to measure the fair value of an asset or liability position may fall into different levels of the fair value hierarchy. In these situations, we will determine the level in which the fair value falls based upon the lowest level input that is significant to the determination of the fair value.

  Determination of fair values

        The valuation methodologies used to determine the fair values of assets and liabilities under the "exit price" notion of ASC 820-10 reflect market participant objectives and are based on the application of the fair value hierarchy that prioritizes observable market inputs over unobservable inputs. We determine the fair value of our financial assets and liabilities based upon quoted market prices where available. The following is a discussion of the methodologies used to determine fair values for the financial instruments listed in the above table.

  Valuation of Fixed Maturities

        We determine the fair value of the majority of our fixed maturities using third party pricing service market prices. The following are examples of typical inputs used by third party pricing services:

  •
  reported trades,

  •
  benchmark yields,

  •
  issuer spreads,

  •
  bids,

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

5. FAIR VALUE MEASUREMENTS (Continued)

  •
  offers, and

  •
  estimated cash flows and prepayment speeds.

        Based on the typical trading volumes and the lack of quoted market prices for fixed maturities, third party pricing services will normally derive the security prices through recent reported trades for identical or similar securities making adjustments through the reporting date based upon available market observable information as outlined above. If there are no recent reported trades, the third party pricing services may use matrix or model processes to develop a security price where the pricing services develop future cash flow expectations based upon collateral performance, discounted at an estimated market rate. The pricing for mortgage-backed and asset-backed securities reflects estimates of the rate of future prepayments of principal over the remaining life of the securities. The pricing services derive these estimates based on the characteristics of the underlying structure and prepayment speeds previously experienced at the interest rate levels projected for the underlying collateral.

        We have analyzed the third party pricing services' valuation methodologies and related inputs, and have also evaluated the various types of securities in our investment portfolio to determine an appropriate fair value hierarchy level based upon trading activity and the observability of market inputs. Based on the results of this evaluation and investment class analysis, we classified each price into Level 1, 2, or 3. We classified most prices provided by third party pricing services into Level 2 because the inputs used in pricing the securities are market observable.

        Due to a general lack of transparency in the process that brokers use to develop prices, we have classified most valuations that are based on broker's prices as Level 3. We may classify some valuations as Level 2 if we can corroborate the price. We have also classified internal model priced securities, primarily consisting of private placement asset-backed securities, as Level 3 because this model pricing includes significant non-observable inputs. We have classified private placement equity securities as Level 3 due to the lack of observable inputs.

        The following table provides a summary of changes in the fair value of our Level 3 financial assets:

Fixed Maturities
(in thousands)
Fair value as of January 1, 2011	$7,238
Sales	(765)
Transfer Out(3)	(3,727)
Realized Gain/Loss	1
Unrealized losses included in AOCI(1)(2)	(11)

Fair value as of March 31, 2011	2,736
Sales	(32)
Unrealized losses included in AOCI(1)(2)	(5)

Fair value as of June 30, 2011	$2,699

(1)
AOCI: Accumulated other comprehensive income

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

5. FAIR VALUE MEASUREMENTS (Continued)

(2)
Unrealized gains/losses represent losses from changes in values of Level 3 financial instruments only for the periods in which the instruments are classified as Level 3.

(3)
Transfer of four securities from Level 3 to Level 2 due to observable inputs.

6. MANDATORILY REDEEMABLE PREFERRED SHARES

        On April 29, 2011, in conjunction with the consummation of the Part D Transaction, New Universal American issued, through a private placement, an aggregate of $40 million of Series A Mandatorily Redeemable Preferred Stock (the "Series A Preferred Stock"), representing 1,600,000 shares with a par value of $0.01 per share and a liquidation preference of $25.00 per share. The Series A Preferred Stock pays cash dividends at the rate of 8.5% per annum and is mandatorily redeemable on the six year anniversary of the issue date. The proceeds from the sale of the Series A Preferred Stock were used to pay a portion of the existing indebtedness and transaction expenses of Old Universal American at the closing of the Part D Transaction. New Universal American did not receive any proceeds from the sale of the Series A Preferred Stock. Certain officers and directors of New Universal American collectively purchased an aggregate of $10 million of the Series A Preferred Stock.

        In accordance with ASC 480, Distinguishing Liabilities from Equity, because the issuance of the Series A Preferred Shares imposes an obligation on us requiring the transfer of assets, specifically, cash, at the redemption date, the Series A Preferred Shares will be treated as a liability on the consolidated balance sheets, with the related dividends reported as interest expense on the income statement. At June 30, 2011, we had accrued $0.6 million of such dividends, recorded in other liabilities in the consolidated balance sheets.

        Issue costs of approximately $1.1 million were capitalized and will be amortized over the six year term of the Series A Preferred Shares.

7. EARNINGS PER COMMON SHARE COMPUTATION

        Prior to the closing of the Part D Transaction, we had preferred stock outstanding representing 4.2 million common stock equivalents, which were converted to common stock in connection with the Part D Transaction, as discussed in Note 8—Stockholders' Equity. We are required to calculate earnings per common share using the two-class method. This method requires that we allocate net income between net income attributable to participating preferred stock and net income attributable to common stock, based on the dividend and earnings participation provisions of the preferred stock. Basic earnings per share excludes the dilutive effects of stock options outstanding during the periods and is equal to net income attributable to common stock divided by the weighted average number of common shares outstanding for the periods.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

7. EARNINGS PER COMMON SHARE COMPUTATION (Continued)

        For the periods ended June 30, 2011 and 2010, we allocated earnings between common and participating preferred stock as follows:

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
	(in thousands)
Net (loss) income attributable to common stock	$(4,811)	$19,874	$(35,825)	$21,199
Undistributed (loss) income allocated to participating preferred stock	(80)	1,135	(1,294)	1,211

Net (loss) income	$(4,891)	$21,009	$(37,119)	$22,410

        ASC 260-10-45, Earnings Per Share—Overall—Other Presentation Matters, requires that an entity reporting discontinued operations shall use income from continuing operations as the control number in determining whether potential common stock equivalents are dilutive or antidilutive. Since all periods presented in the consolidated statements of operations include net income from continuing operations, common stock equivalents are included in computing diluted earnings per share as reported in the consolidated statements of operations.

8. STOCKHOLDERS' EQUITY

  Preferred Stock

        We currently have authorized for issuance 40 million shares of preferred stock of which 1.6 million shares of Series A Preferred Stock are issued and outstanding at June 30, 2011 (See Note 6—Mandatorily Redeemable Preferred Shares).

        At December 31, 2010 we had 42,105 shares of Series A preferred stock outstanding, convertible under specified circumstances to shares of common stock in the ratio of 100 shares of common stock for each share of Series A preferred stock. Pursuant to the terms of the Merger Agreement, at the closing of the Part D Transaction, the Series A preferred stock was cancelled and 3.3 million shares of non-voting common stock and 910,500 shares of voting common stock of New Universal American were issued.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

8. STOCKHOLDERS' EQUITY (Continued)

  Common Stock—Voting

        We currently have authorized for issuance 400 million shares of voting common stock, par value $0.01 per share, of which 78,183,116 shares were issued and outstanding at June 30, 2011. The following table shows changes in the number of shares of voting common stock issued:

	June 30, 2011	December 31, 2010
Common stock issued, beginning of period	78,625,212	87,942,663
Issuance of common stock	584,681	—
Conversion of Series A preferred stock	910,500	—
Exercise of stock options	1,543,278	638,061
Retired shares	(3,480,555)	(10,005,305)
Stock purchase pursuant to agents' stock purchase and deferred compensation plans	—	49,793

Common stock issued, end of period	78,183,116	78,625,212

  Common Stock—Non Voting

        We currently have authorized for issuance 60 million shares of non-voting common stock, par value $0.01 per share. Pursuant to the terms of the Merger Agreement, at the closing of the Part D Transaction we issued 3.3 million shares of non-voting common stock, which remains outstanding at June 30, 2011.

  Treasury Stock

        Changes in treasury stock were as follows (in thousands, except shares and per share amounts):

	June 30, 2011			December 31, 2010
	Shares	Amount	Weighted Average Cost Per Share	Shares	Amount	Weighted Average Cost Per Share
Treasury stock, beginning of period	2,945,848	$31,418	$10.67	13,538,081	$133,946	$9.90
Shares repurchased	509,759	10,821	21.23	391,531	5,937	15.16
Shares distributed in the form of employee bonuses	—	—	—	(983,764)	(9,406)	9.56
Treasury shares, reissued	24,653	247	10.02	—	—	—
Retirement of treasury stock	(3,480,260)	(42,486)	12.21	(10,000,000)	(99,059)	9.91

Treasury stock, end of period	—	$—	$—	2,945,848	$31,418	$10.67

        In connection with the closing of the Part D Transaction, on April 29, 2011 we retired all remaining treasury stock.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

9. OTHER COMPREHENSIVE INCOME (LOSS)

        The components of accumulated other comprehensive income (loss) are as follows:

	June 30, 2011	December 31, 2010
	(in thousands)
Continuing Operations:
Net unrealized gains on investments	$22,678	$13,284
Gross unrealized OTTI	(3,919)	(3,390)
Deferred tax	(6,566)	(3,463)

Accumulated other comprehensive income-continuing operations	12,193	6,431

Discontinued Operations:
Fair value of cash flow swap	—	(13,693)
Deferred tax	—	4,793

Accumulated other comprehensive income-discontinued operations	—	(8,900)

Total accumulated other comprehensive income	$12,193	$(2,469)

        The components of other comprehensive income (loss) and the related tax effects for each component are as follows:

	Three months ended June 30,
	2011			2010
	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount
	(in thousands)
From continuing operations:
Net unrealized gain arising during the period	$12,412	$4,345	$8,067	$11,178	$3,913	$7,265
Reclassification adjustment for gains included in net income	1,991	697	1,294	105	37	68

Net unrealized gain	10,421	3,648	6,773	11,073	3,876	7,197

From discontinued operations:
Cash flow hedge	12,381	4,333	8,048	(687)	(241)	(446)

Total other comprehensive income	$22,802	$7,981	$14,821	$10,386	$3,635	$6,751

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

9. OTHER COMPREHENSIVE INCOME (LOSS) (Continued)

	Six months ended June 30,
	2011			2010
	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount
	(in thousands)
From continuing operations:
Net unrealized gain arising during the period	$10,859	$3,802	$7,057	$17,441	$6,104	$11,337
Reclassification adjustment for gains (losses) included in net income	1,996	701	1,295	(179)	(63)	(116)

Net unrealized gain	8,863	3,101	5,762	17,620	6,167	11,453

From discontinued operations:
Cash flow hedge	13,693	4,793	8,900	(1,877)	(657)	(1,220)

Total other comprehensive income	$22,556	$7,894	$14,662	$15,743	$5,510	$10,233

10. STOCK-BASED COMPENSATION

        In connection with the closing of the Part D Transaction, we established the Universal American Corp. 2011 Omnibus Equity Award Plan (the "2011 Plan") to replace the 1998 Incentive Compensation Plan (the "1998 ICP") established by Old Universal American. The 2011 Plan provides for the granting of various types of equity awards, including stock options, stock appreciation rights, restricted stock, restricted stock units, and other stock-based awards and /or performance compensation awards. The 2011 Plan is administered by the Compensation Committee of the Board of Directors. The aggregate number of shares of common stock available for awards under the 2011 Plan is 8,000,000. On May 2, 2011, we granted an aggregate of 2.7 million stock options with an exercise price of $9.33. The stock options have a five year term and vest 25% per year beginning on the one-year anniversary of the grant date.

        Our stock-based compensation expense prior to the closing of the Part D Transaction on April 29, 2011 was driven by stock awards issued by Old Universal American under the 1998 ICP. New Universal American's stock-based compensation expense relates to the equity awards granted under the 2011 Plan as well as restricted stock and performance share awards made by Old Universal American, which, carried over to New Universal American and vest at future dates. The stock-based compensation recorded in other operating costs and expenses included in continuing operations relates only to employees and directors that remained with the Company following the Part D Transaction. Stock-based compensation expense related to employees of the previously-owned Part D segment that was sold to CVS Caremark is reflected in discontinued operations for all periods presented.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

10. STOCK-BASED COMPENSATION (Continued)

        The compensation expense for our continuing operations that has been included in other operating costs and expenses for these plans and the related tax benefit were as follows:

	Three Months Ended June 30,
	2011	2010
	(in thousands)
Stock-based compensation expense by type:
Part D Transaction—stock options	$5,851	$—
Part D Transaction—restricted stock awards	2,795	—

Part D Transaction—subtotal	8,646	—
Stock options(1)	449	(590)
Restricted stock awards	1,093	1,888

Total stock-based compensation expense	10,188	1,298
Tax benefit recognized	3,566	140

Stock-based compensation expense, net of tax	$6,622	$1,158

	Six Months Ended June 30,
	2011	2010
	(in thousands)
Stock-based compensation expense by type:
Part D Transaction—stock options	$5,851	$—
Part D Transaction—restricted stock awards	2,795	—

Part D Transaction—subtotal	8,646	—
Stock options(1)	1,927	709
Restricted stock awards	2,398	3,400

Total stock-based compensation expense	12,971	4,109
Tax benefit recognized	4,540	1,125

Stock-based compensation expense, net of tax	$8,431	$2,984

(1)
Stock-based compensation expense—stock options for the three and six month periods ended June 30, 2010 reflects a $2.0 million reduction related to the true-up of our forfeiture rate estimate for options that had non-vested terminations.

        The table above reflects $8.6 million of expense in April 2011 related to the accelerated vesting of unvested stock options and restricted stock held by certain officers in connection with the Part D Transaction, which was treated as though it constituted a change in control for purposes of our outstanding stock option awards and restricted stock awards. All stock options were valued as of the close of business on April 28, 2011, immediately prior to the closing of the Part D Transaction and were settled 50% in cash and 50% in shares of New Universal American stock. The restricted stock awards were settled on the same terms as the consideration paid in the Part D Transaction; $14.00 in cash and one share of New Universal American stock.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

10. STOCK-BASED COMPENSATION (Continued)

  Stock Option Awards

        We recognize compensation cost for share-based payments to employees and non-employee directors based on the grant date fair value of the award, which we amortize over the grantees' service period in accordance with the provisions of Compensation-Stock Compensation Topic, ASC 718-10. We use the Black-Scholes valuation model to value employee stock options.

        We estimated the fair value for these options at the date of grant using a Black-Scholes option pricing model with the following range of assumptions:

	For options granted in:
	2011	2010
Weighted-average grant date fair value	$4.14	$5.43
Risk free interest rates	1.49%	1.08% - 2.26%
Dividend yields	0.0%	0.0%
Expected volatility	58.36%	48.96% - 55.79%
Expected lives of options (in years)	3.75	3.3 - 3.8

        We did not capitalize any cost of stock-based compensation for our employees or non-employee directors. Future expense may vary based upon factors such as the number of awards granted by us and the then-current fair value of such awards.

        A summary of option activity for the six months ended June 30, 2011 is set forth below:

	Options (in thousands)	Weighted Average Exercise Price
Outstanding, January 1, 2011	5,564	$12.97
Exercised	(660)	12.04
Forfeited or expired	(76)	12.78

Outstanding just prior to Part D Transaction	4,828	13.10
Settled in connection with Part D Transaction	(4,828)	13.10
Granted following Part D Transaction	2,665	9.33

Outstanding June 30, 2011	2,665	$9.33

        The total intrinsic value of options (the amount by which the market price of the stock on the date of exercise exceeded the exercise price of the option) exercised during the first six months of 2011 was $6.2 million and the total intrinsic value of options exercised during the first six months of 2010 was $2.5 million. The intrinsic value of options settled in connection with the Part D Transaction was $44.9 million, which does not include 390,000 options awarded to employees of the Part D segment, which were settled by CVS Caremark. As of June 30, 2011, the total compensation cost related to non-vested awards not yet recognized was $10.4 million, which we expect to recognize over a weighted average period of 2.0 years.

        We received proceeds of $8.0 million from the exercise of stock options during the first six months of 2011 and proceeds of $2.0 million from the exercise of stock options during the first six months of

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

10. STOCK-BASED COMPENSATION (Continued)

2010. ASC 718-10 also requires us to report the benefits of tax deductions in excess of recognized compensation cost as a financing cash flow. We recognized $2.6 million of financing cash flows for these excess tax deductions for the six months ended June 30, 2011 and $0.8 million for the six months ended June 30, 2010.

  Employee and Director Restricted Stock Awards

        257,000 shares of Restricted Stock, issued prior to the Part D Transaction, vested in connection with the closing of the Part D Transaction. 83,000 shares of restricted stock awarded to employees of the Part D segment prior to the Part D Transaction were settled by CVS Caremark. The remaining 302,000 shares of Restricted Stock were exchanged for the right to receive the same merger consideration paid to Old Universal American shareholders in the Part D Transaction ($14 in cash and one share of New Universal American common stock), subject to the same vesting conditions. These restricted stock grants vest ratably over four years from the grant date. We value restricted stock awards at an amount equal to the market price of our common stock on the date of grant. We recognize compensation expense for restricted stock awards on a straight line basis over the vesting period.

        A summary of the status of our non-vested restricted stock awards is set forth below:

Non-Vested Restricted Stock	Shares (in thousands)	Weighted Average Grant-Date Fair Value
Non-vested at beginning of period	897	$13.41
Vested	(235)	12.87
Forfeited	(20)	12.93

Outstanding just prior to Part D Transaction	642	13.62
Settled in connection with Part D Transaction	(340)	13.92
Vested following Part D Transaction	(15)	14.20
Forfeited following Part D Transaction	(2)	12.49

Non-vested at end of period	285	$13.25

        The total fair value of shares of restricted stock vested during the six months ended June 30, 2011 was $4.8 million and the total fair value of shares of restricted stock vested during the six months ended June 30, 2010 was $2.4 million.

  Performance Shares

        In 2009 and 2010, the Board of Directors awarded performance shares to certain of our officers. The actual number of shares earned at the conclusion of the three year vesting period varied from 0% to 150% of the target award, based on our total shareholder return relative to a group of peer companies that were selected prior to the award. Compensation expense is recognized on a straight line basis over the vesting period. Prior to vesting, previously recognized compensation expense may be reversed in the event a grantee resigns, however, once the vesting date is reached, previously recognized expense may not be changed, even if the actual award varies from the target.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

10. STOCK-BASED COMPENSATION (Continued)

        In connection with the closing of the Part D Transaction, each performance share was exchanged for the right to receive the same merger consideration paid to Old Universal American shareholders in the Part D Transaction ($14 in cash and one share of New Universal American common stock) on the one year anniversary of the closing date. At the closing of the Part D Transaction, our Compensation Committee determined that performance shares granted in 2009 and 2010 were earned at 150% and 100% of target, respectively, thus fixing the number of shares distributable upon completion of the remaining vesting period. This treatment resulted in revaluation of the awards and the recognition period for remaining unrecognized expense was adjusted to match the new vesting period.

        A summary of the status of our non-vested performance share awards is set forth below:

	Six Months Ended June 30, 2011
Non-Vested Performance Shares	Shares (in thousands)	Weighted Average Grant-Date Fair Value
Non-vested at beginning of period	761	$13.86
Granted	171	11.65
Forfeited	(2)	15.66

Outstanding just prior to Part D Transaction	930	13.45
Settled in connection with Part D Transaction	(140)	13.49
Forfeited following Part D Transaction	(49)	13.07

Non-vested at end of period	741	$13.46

        The performance shares settled in connection with the Part D Transaction represent shares awarded to employees of the Part D segment, which were settled by CVS Caremark.

11. COMMITMENTS AND CONTINGENCIES

  Legal Proceedings

        We are subject to legal proceedings, claims, and litigation arising in the ordinary course of business, including claims for medical, disability, life insurance and other benefits. In some cases, plaintiffs seek punitive damages. While the outcome of these matters is currently not determinable, we do not expect that the ultimate costs to resolve these matters will have a material adverse effect on our consolidated financial position, results of operations, or cash flows.

  Government Regulations

        In July 2009 and March 2010, we received subpoenas from the Department of Health and Human Services, Office of Inspector General, known as HHS-OIG, requesting documents related to marketing, sales and enrollment practices for our Today's Health Medicare HMO Plans which are offered in the State of Wisconsin. We have been advised that the HHS-OIG's investigation was initiated as a result of a False Claims Act complaint filed by a former employee and sales agent. We are cooperating with HHS-OIG and the Department of Justice in connection with their investigation.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

11. COMMITMENTS AND CONTINGENCIES (Continued)

        Laws and regulations governing Medicare and other state and federal healthcare and insurance programs are complex and subject to significant interpretation. As part of the recent healthcare reform legislation, CMS has been exercising increased oversight and regulatory authority over our Medicare businesses. Compliance with such laws and regulations is subject to CMS audit, other governmental review and investigation and significant interpretation. There can be no assurance that we will be found to be in compliance with all such laws and regulations in connection with these audits, reviews and investigations. Failure to be in compliance can subject us to significant regulatory action including significant fines, penalties or operating restrictions on our business, including, without limitation, suspension of our ability to market to and enroll new members in our Medicare plans and exclusion from Medicare and other state and federal healthcare programs. On November 19, 2010, CMS notified us that we were suspended from marketing to and enrolling new members in our Medicare Advantage plans, effective December 5, 2010. According to CMS, the suspension related primarily to agent oversight and market conduct issues and was to remain in effect until CMS was satisfied that we had corrected the issues and they were not likely to recur. The suspension did not affect current members in our Medicare Advantage plans, and did not affect the marketing, enrollment or membership in our previously-owned stand-alone Medicare Prescription Drug Plans. We have worked diligently to resolve the issues that resulted in the CMS sanctions and were notified on August 5, 2011 that CMS had lifted the sanction (See Note 15—Subsequent Events).

        Further, on February 25, 2011, we received the final performance audit and inspection report from CMS with respect to its audit of our Medicare Advantage contracts conducted during 2010. The audit report noted deficiencies with respect to our Medicare Advantage contracts, including prescription drug formulary administration, coverage determinations and appeals, grievances, enrollment and disenrollment, premium billing and compliance plan deficiencies. On April 25, 2011, we filed with CMS a summary of the corrective actions that were taken with respect to these audit findings. Failure to correct the deficiencies noted in the February 25, 2011 audit report or to otherwise be in compliance with applicable laws and regulations could result in CMS imposing additional sanctions on us including penalties, fines or other operating restrictions, including termination of our right to participate in the Medicare program, which could have a material adverse effect on our business, financial condition and results of operations.

12. BUSINESS SEGMENT INFORMATION

        As of June 30, 2011, our business segments are based on product and consist of

  •
  Senior Managed Care—Medicare Advantage, and

  •
  Traditional Insurance.

        Our remaining segment, Corporate & Other, includes the activities of our holding company, along with the operations formerly reported in the Senior Administrative Services segment.

        We closed the Part D Transaction on April 29, 2011 (See Note 1—Organization and Company Background). The sale eliminated all of the business operations of our Medicare Part D segment and certain debt service expenses of our Corporate & Other segment. Beginning with this June 30, 2011 quarterly report on Form 10-Q, their current and historical results are reported as discontinued operations (See Note 14—Discontinued Operations).

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

12. BUSINESS SEGMENT INFORMATION (Continued)

        We closed the sale of CHCS during the second quarter of 2010 (See Note 13—Other Disclosures). The sale eliminated substantially all of the business operations of our Senior Administrative Services segment. As a result, beginning with our June 30, 2010 quarterly report on Form 10-Q, we began to report current and historical results of our former Senior Administrative Services and Corporate segments in one segment called Corporate & Other.

        We report intersegment revenues and expenses on a gross basis in each of the operating segments but eliminate them in the consolidated results. These intersegment revenues and expenses affect the amounts reported on the individual financial statement line items, but we eliminate them in consolidation and they do not change income before taxes. The most significant items eliminated are intersegment revenue and expense relating to commissions earned by agency subsidiaries in our Corporate & Other segment from insurance subsidiaries in our Traditional segment.

        Financial data by segment, with a reconciliation of segment revenues and segment income (loss) before income taxes to total revenue and income from continuing operations before income taxes in accordance with U.S. generally accepted accounting principles is as follows:

	Three months ended June 30,
	2011		2010
	Revenues	Income(Loss) Before Income Taxes	Revenues	Income(Loss) Before Income Taxes
	(in thousands)
Senior Managed Care—Medicare Advantage	$503,011	$20,347	$796,343	$51,621
Traditional Insurance	68,720	1,977	77,368	3,857
Corporate & Other	4,484	(17,164)	441	(3,923)
Intersegment revenues	(865)	—	(14)	—
Adjustments to segment amounts:
Net realized gains(1)	1,991	1,991	105	105

Total	$577,341	$7,151	$874,243	$51,660

	Six months ended June 30,
	2011		2010
	Revenues	Income(Loss) Before Income Taxes	Revenues	Income(Loss) Before Income Taxes
	(in thousands)
Senior Managed Care—Medicare Advantage	$1,022,067	$26,753	$1,581,390	$99,225
Traditional Insurance	143,332	1,899	157,658	(1,842)
Corporate & Other	5,167	(24,007)	9,909	(8,962)
Intersegment revenues	(833)	—	(5,981)	—
Adjustments to segment amounts:
Net realized gains (losses)(1)	1,996	1,996	(179)	(179)

Total	$1,171,729	$6,641	$1,742,797	$88,242

(1)
We evaluate the results of operations of our segments based on income before realized gains and losses and income taxes. We believe that realized gains and losses are not indicative of overall operating trends.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

13. OTHER DISCLOSURES

        Income Taxes:    Our effective tax rate on income from continuing operations was 44.7% for the second quarter of 2011, compared to 33.7% for the second quarter of 2010. The periods include $0.4 million and $1.5 million, respectively, of non-recurring tax benefits. These benefits were primarily related to state income tax refunds.

        For the six months ended June 30, 2011, our effective tax rate on income from continuing operations was 28.4%, compared with 31.8% for the same period of 2010. The periods include $0.8 million and $3.8 million, respectively, of non-recurring tax benefits. The 2011 benefit was related to state income tax refunds and the 2010 benefit was primarily related to benefits recorded upon completion of examinations by the Internal Revenue Service.

        Reinsurance:    In connection with the Part D Transaction, our previously owned insurance subsidiary, Pennsylvania Life Insurance Company, known as Pennsylvania Life, was sold to CVS Caremark. Pennsylvania Life included a Medicare Part D business as well as portions of our traditional business. At the closing of the Part D Transaction such traditional business was reinsured by one of our subsidiaries in order to retain that business at New Universal American. Under this reinsurance agreement, the assumed policy liabilities are recorded net of the portion ceded to third party reinsurers by Pennsylvania Life, resulting in offsetting decreases to gross policy liabilities and reinsurance recoverable of approximately $195 million.

        We evaluate the financial condition of our reinsurers and monitor concentrations of credit risk to minimize our exposure to significant losses from reinsurer insolvencies. We are obligated to pay claims in the event that a reinsurer to whom we have ceded an insured claim fails to meet its obligations under the reinsurance agreement. We are also obligated to pay claims on the traditional business of Pennsylvania Life in the event that any of the third party reinsurers to whom Pennsylvania Life has ceded an insured claim fails to meet their obligations under the reinsurance agreement. We had approximately $501 million of amounts recoverable from reinsurers as reported on our consolidated balance sheet as of June 30, 2011. In addition, Pennsylvania Life had approximately $190 million of amounts recoverable from reinsurers that are netted in the policy liabilities assumed from Pennsylvania Life in our consolidated balance sheet.

        As of June 30, 2011, all of our primary reinsurers, as well as the primary third party reinsurers of Pennsylvania Life's traditional business, were rated "A-" (Excellent) or better by A.M. Best with the exception of one reinsurer. For that reinsurer, which is not rated, a trust containing assets at 106% of reserve levels, which amounted to approximately $170 million as of June 30, 2011, is maintained. We do not know of any instances where any of our reinsurers, or any of the primary third party reinsurers of Pennsylvania Life's traditional business, has been unable to pay any policy claims on any reinsured business.

        Sale of CHCS:    On April 26, 2010, we entered into an agreement to sell the outstanding common stock of CHCS, our administrative services company, to Patni Americas, Inc, a wholly-owned subsidiary of Patni Computer Systems Limited (NYSE: PTI), for $6.0 million in cash, subject to an adjustment for any net working capital remaining at CHCS on the closing date. The transaction closed on June 9, 2010, with an effective date of April 1, 2010. The operations of CHCS are included in consolidated results up to the effective date of the sale. The total consideration was approximately $7.5 million. Our carrying value of the assets disposed of in connection with the sale of CHCS was approximately

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

13. OTHER DISCLOSURES (Continued)

$7.1 million, including $4.4 million of goodwill. We recognized an immaterial loss on the disposition after consideration of transaction costs of approximately $0.3 million.

14. DISCONTINUED OPERATIONS

        As discussed in Note 1—Organization and Company Background, we sold our Medicare Part D business to CVS Caremark on April 29, 2011.

        In accordance with ASC 360, effective with the closing of Part D Transaction on April 29, 2011, the results of operations and cash flows related to our Medicare Part D business and related corporate items are reported as discontinued operations for all periods presented. In addition, the related assets and liabilities have been segregated from the assets and liabilities related to our continuing operations and presented separately in our consolidated balance sheet as of December 31, 2010. In addition, because the Part D Transaction is considered a "reverse spin-off" for accounting purposes, for financial statement presentation, there is no gain or loss on the separation of the disposed net assets and liabilities. Rather, the carrying amounts of the net assets and liabilities of our former Medicare Part D segment and related corporate accounts are removed at their historical cost with an offsetting reduction to stockholders' equity. As of April 29, 2011, we incurred a $440.9 million reduction in stockholders' equity from the separation, representing the net assets transferred to CVS Caremark upon the closing of the Part D Transaction.

        Summarized financial information for our discontinued operations, including expenses of the transaction for the periods ended June 30 is presented below:

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
	(in thousands)
Net premium and policyholder fees earned	$167,711	$581,785	$815,370	$1,224,895
Net realized loss on investments	(11,685)	—	(11,925)	—
Other income	18,501	566	18,535	1,676

Total revenues	174,527	582,351	821,980	1,226,571

Benefits, claims and expenses:
Claims and other benefits	169,573	548,799	807,161	1,177,796
Amortization of present value of future profits	1,337	4,012	5,348	8,024
Expenses of transactions	14,457	—	16,191	—
Other operating costs and expenses	16,971	50,077	72,299	99,296

Total benefits, claims and expenses	202,338	602,888	900,999	1,285,116

Loss from discontinued operations before income taxes	(27,811)	(20,537)	(79,019)	(58,545)
Benefit from income taxes(1)	(18,964)	(7,274)	(37,147)	(20,769)

Loss from discontinued operations	$(8,847)	$(13,263)	$(41,872)	$(37,776)

(1)
Income taxes for the three-month and six-month periods ended June 30, 2011 include non-recurring tax benefits of $9.5 million, related to state tax refunds and the true-up of deferred taxes related to the business sold in the Part D Transaction.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

14. DISCONTINUED OPERATIONS (Continued)

        Total assets and liabilities of discontinued operations are as follows:

December 31, 2010
(in thousands)
Assets
Cash and cash equivalents	$42,220
Present value of future profits and other amortizing intangible assets	106,807
Goodwill and other indefinite lived intangible assets	448,215
CMS contract deposit receivables	196,584
Other Part D receivables	214,183
Other assets	3,833

Total assets	$1,011,842

Liabilities
Policy and contract claims—health	$68,149
Loan payable	232,872
Other long-term debt	110,000
Deferred income tax payable	37,398
Other Part D liabilities	107,031
Other liabilities	23,604

Total liabilities	$579,054

        As reflected above, the following are notable corporate items that were retained by Old Universal American and thus reported in discontinued operations in the historical balance sheets. For additional detail on these items, see the notes to consolidated financial statements in Universal American Corp's. Annual Report on Form 10-K for the year ended December 31, 2010.

        Loan Payable and Other Long-Term Debt—Our term loan and outstanding principal balance on trust preferred securities as well as the related deferred debt costs were assumed, paid off or retained by Old Universal American. The outstanding principal balances on the borrowings were $203.3 million and $110.0 million, respectively, as of April 29, 2011. The balance of deferred costs was $4.3 million at April 29, 2011.

        Interest Rate Swaps—In 2007, we entered into two separate interest rate swap agreements intended to swap the floating rate on our term loan to a fixed rate. The combined fair value of these swaps was a $14.0 million liability at December 31, 2010, partially offset by $4.8 million of deferred tax assets. In connection with the closing of the Part D Transaction on April 29, 2011, we settled the swaps on April 28, 2011 and recognized a realized loss of $11.7 million in discontinued operations.

        Continuing Cash Flows—In connection with the Part D Transaction, CVS Caremark and New Universal American entered into a Transition Services Agreement or TSA, under which New Universal American will continue to provide certain services to CVS Caremark, based on historical cost, for up to one year following the closing of the Part D Transaction, or a lesser period, with timing determined on a service-by-service basis. The cost of such services provided under the TSA, from the closing of the

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

14. DISCONTINUED OPERATIONS (Continued)

Part D Transaction through June 30, 2011, amounted to $3.0 million and was recorded in other operating costs and expenses in the consolidated statements of operations. Related revenues of $3.0 million were recorded in fees and other income.

        Prior to the Part D Transaction, our Medicare Part D segment provided Prescription Benefit Management, or PBM, services to our Medicare Advantage segment in connection with the Medicare Part D aspects of Medicare Advantage products. In connection with the Part D Transaction, we entered into an agreement with CVS Caremark to provide these services pursuant to a PBM services agreement with a five year term commencing January 1, 2012. Prior to the Part D Transaction, amounts for these services were recorded as expense by our Medicare Advantage segment and Revenue by our Part D Segment and eliminated in consolidation The cost of such services was $1.4 million and $1.8 million in the Quarters ended June 30, 2011 and 2010, respectively and $2.7 million and $3.8 million in the six months ended June 30, 2011 and June 30, 2010, respectively, and was recorded in other operating costs and expenses in the consolidated statements of operations.

        Prior to the Part D Transaction, the net retained traditional business of Pennsylvania Life was assumed, on a 100% quota share coinsurance basis, by one of our retained subsidiaries through an Indemnity Reinsurance Agreement, essentially excluding this business from the Part D Transaction. We will continue to perform the administration of this business.

        We do not believe our ongoing relationship with CVS Caremark is significant and therefore it does not impact our conclusion on discontinued operations treatment for this business.

15. SUBSEQUENT EVENT

        On August 5, 2011, CMS notified the Company that it lifted its enrollment and marketing sanction for our Medicare Advantage plans, effective immediately.

ITEM 2—MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

        The following discussion and analysis presents a review of our financial condition as of June 30, 2011 and our results of operations for the three and six months ended June 30, 2011 and 2010. As used in this report, except as otherwise indicated, references to the "Company," "UAM," "we," "our," and "us" are to (i) Universal American Corp., a Delaware corporation (formerly known as Universal American Spin Corp., "New Universal American") and its subsidiaries following the closing of the Part D Transaction on April 29, 2011 and (ii) Universal American Corp, a New York corporation (now known as Caremark Ulysses Holding Corp., "Old Universal American") and its subsidiaries prior to the closing of the Part D Transaction on April 29, 2011.

        You should read the following analysis of our consolidated results of operations and financial condition in conjunction with the Consolidated Financial Statements and related consolidated Footnotes included elsewhere in this quarterly report on Form 10-Q as well as the Consolidated Financial Statements and related consolidated Footnotes and the Management's Discussion and Analysis of Financial Condition and Results of Operations included in our annual report on Form 10-K for the year ended December 31, 2010 filed on March 1, 2011. For further information regarding New Universal American, please see Amendment No. 1 to the Registration Statement on Form S-4 (File No. 333-172691) of New Universal American filed on March 31, 2011. You should also read the following analysis in conjunction with the Risk Factors set forth in Part II, Item 1A in this report.

Part D Sale Transaction

        We closed the sale of our Medicare Part D business to CVS Caremark on April 29, 2011 (The Part D Transaction) and shareholders of Old Universal American received $14.00 per share in cash and one share of New Universal American common stock for each share owned. New Universal American now owns the businesses and assets that previously comprised Old Universal American's Senior Managed Care—Medicare Advantage, Traditional Insurance and Corporate & Other segments. For a further discussion of the transaction, please see Note 1—Organization and Company Background and Note 14—Discontinued Operations.

Membership

        The following table presents our membership in our Medicare Advantage segment as of June 30, 2011 and 2010.

	As of June 30,
	2011	2010
	(in thousands)
Non-network PFFS (Rural)	31	202
Network PFFS	55	—

Total PFFS	86	202
Network-based (HMO and PPO)	82	93

Total Membership	168	295

        Medicare Advantage membership decreased 127,000 compared to June 30, 2010. This decline was expected, as we were required to terminate approximately 60,000 members as a result of the network requirements of the Medicare Improvements for Patients and Providers Act of 2008, known as MIPPA. Further, due to lapsation and the limited ability to add new members during the 2011 Annual Election Period as a result of CMS sanctions, membership declined by an additional 67,000 members.

Healthcare Reform

        In March 2010, President Obama signed into law The Patient Protection and Affordable Care Act and The Health Care and Education Reconciliation Act of 2010 (which we collectively refer to as the "Affordable Care Act") which enacts significant changes to various aspects of the U.S. health insurance industry. There are many important provisions of the legislation that will require additional guidance and clarification in the form of regulations and interpretations in order to fully understand the impact of the legislation on our overall business, which we expect to occur over the next several years. Certain aspects of the Affordable Care Act are currently being challenged in the judicial system. In addition, Congress may withhold the funding necessary to implement the new reforms or attempt to replace the legislation with amended provisions or repeal it altogether.

        Certain significant provisions of the Affordable Care Act that will impact our business include, among others, reduced Medicare Advantage reimbursement rates, implementation of quality bonus for Star Ratings, stipulated minimum medical loss ratios, shortened annual enrollment period, non-deductible federal premium taxes assessed to health insurers, coding intensity adjustments with mandatory minimums and a limitation on the federal tax deductibility of compensation earned by individuals. The Health Care Reform Legislation is discussed more fully under Risk Factors set forth in Part II, Item 1A. in this report.

Results of Operations—Consolidated Overview

        The following table reflects (loss) income before taxes from each of our segments and contains reconciliations to reported net income:

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
	(in thousands, except per share amounts)
Senior Managed Care—Medicare Advantage(1)	$20,347	$51,621	$26,753	$99,225
Traditional Insurance(1)	1,977	3,857	1,899	(1,842)
Corporate & Other(1)	(17,164)	(3,923)	(24,007)	(8,962)
Net realized gains (losses) on investments(1)	1,991	105	1,996	(179)

Income before provision for income taxes(1)	7,151	51,660	6,641	88,242
Provision for income taxes	3,195	17,388	1,888	28,056

Income from continuing operations	3,956	34,272	4,753	60,186
Loss from discontinued operations(2)	(8,847)	(13,263)	(41,872)	(37,776)

Net (loss) income	$(4,891)	$21,009	$(37,119)	$22,410

Per share data (diluted):
Income from continuing operations	$0.05	$0.44	$0.06	$0.77
Loss from discontinued operations(2)	(0.11)	(0.17)	(0.52)	(0.48)

Net (loss) income	$(0.06)	$0.27	$(0.46)	$0.29

(1)
We evaluate the results of operations of our segments based on income before realized gains (losses) and income taxes. We believe that realized gains and losses are not indicative of overall operating trends. This differs from U.S. GAAP, which includes the effect of realized gains (losses) and income taxes in the determination of net income. The schedule above reconciles our segment income before income taxes to net income in accordance with U.S. GAAP.

(2)
Includes after-tax transaction costs of $9.4 million, or $0.12 per diluted share and $10.5 million or $0.13 per diluted share, respectively, for the three and six months ended June 30, 2011 (See Note 14—Discontinued Operations).

  Three months ended June 30, 2011 and 2010

        Income from continuing operations for the three months ended June 30, 2011 was $4.0 million, or $0.05 per diluted share, compared to $34.3 million, or $0.44 per diluted share for the three months ended June 30, 2010. Our effective tax rate from continuing operations was 44.7% for the second quarter of 2011 compared with 33.7% for the second quarter of 2010. The effective rate for the three months ended June 30, 2011 includes $0.4 million of non-recurring tax benefits recognized during the second quarter of 2011 compared to $1.5 million recognized in the second quarter of 2010. These benefits were primarily related to state income tax refunds. Excluding the non-recurring tax benefits, our effective tax rate was 50.0% and 36.6% for the three months ended June 30, 2011 and 2010, respectively. The higher effective rate in the quarter ended June 30, 2011 was driven by revenue-based state taxes on lines of business where revenues were relatively constant year-over-year.

        Our Senior Managed Care—Medicare Advantage segment generated income before income taxes of $20.3 million for the three months ended June 30, 2011, a decrease of $31.3 million compared to the three months ended June 30, 2010. The decrease in earnings was driven by a 37% decrease in member months for the three months ended June 30, 2011 compared to the three months ended June 30, 2010 caused by the decline in membership and decreased expense efficiency as expense levels declined more slowly than revenues. The second quarter of 2011 included favorable prior period items of $5.6 million compared to favorable prior period items of $16.2 million in the second quarter of 2010.

        Our Traditional Insurance segment generated income before income taxes of $2.0 million for the three months ended June 30, 2011; a decrease of $1.9 million compared to the three months ended June 30, 2010. The decrease in earnings was driven primarily by the overall decline of insurance in-force.

        The loss before income taxes from our Corporate & Other segment increased by $13.2 million for the second quarter of 2011 compared to the second quarter of 2010. This was due primarily to increases of $8.9 million in stock-based compensation expenses, $3.9 million in operating expenses and $0.6 million in interest expense.

  Six months ended June 30, 2011 and 2010

        Income from continuing operations for the six months ended June 30, 2011 was $4.8 million, or $0.06 per diluted share, compared to $88.2 million, or $0.77 per diluted share for the six months ended June 30, 2010. Income from continuing operations for the first half of 2011 includes realized investment gains, net of taxes, of $1.3 million, or $0.02 per diluted share compared to $0.1 million, or less than $0.01 per diluted share, for the same period in 2010. Our effective tax rate from continuing operations was 28.4% for the first half of 2011, and 31.8% for the first half of 2010. The periods include $0.8 million and $3.8 million, respectively, of non-recurring tax benefits. The 2011 benefit was related to state income tax refunds and the 2010 benefit was primarily related to benefits recorded upon completion of examinations by the Internal Revenue Service. Excluding the non-recurring tax benefits, our effective tax rate was 41.2% and 36.1% for the six months ended June 30, 2011 and 2010, respectively. The higher effective rate in the period ended June 30, 2011 was driven by revenue-based state taxes on lines of business where revenues were relatively constant year-over-year.

        Our Senior Managed Care—Medicare Advantage segment generated income before taxes of $26.8 million for the six months ended June 30, 2011, a decrease of $72.5 million compared to the six months ended June 30, 2010. The decrease in earnings was driven principally by lower members in all products resulting in a 39% decrease in member months for the six months ended June 30, 2011 compared to the six months ended June 30, 2010, a 130 basis point increase in the medical expense ratio, and decreased expense efficiency. The first half of 2011 included favorable prior period adjustments of $1.2 million compared to favorable prior period items of $22.8 million in the first half of 2010.

        Our Traditional Insurance segment generated income before income taxes of $1.9 million for the six months ended June 30, 2011; an increase of $3.7 million compared to the six months ended June 30, 2010. The increase in earnings is driven by increased net investment income, primarily due to a change in the mix of assets caused by the investing of our cash and cash equivalents into higher yielding fixed maturity securities.

        The loss before taxes from our Corporate & Other segment increased by $15.0 million for the six months ended June 30, 2011 compared to the same period of 2010. This was due primarily to increases of $8.9 million in stock-based compensation expenses, $4.2 million in operating expenses, $1.4 million related to the loss of earnings from our TPA which was sold in the second quarter of 2010 and $0.6 million in interest expense.

Segment Results—Senior Managed Care—Medicare Advantage

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
	(in thousands)		(in thousands)
Net premiums	$495,546	$789,809	$1,006,798	$1,567,640
Net investment and other income	7,465	6,534	15,269	13,750

Total revenue	503,011	796,343	1,022,067	1,581,390

Medical expenses	410,222	652,001	844,281	1,295,370
Amortization of intangible assets	1,078	1,100	2,077	2,240
Commissions and general expenses	71,364	91,621	148,956	184,555

Total benefits, claims and other deductions	482,664	744,722	995,314	1,482,165

Segment income before income taxes	$20,347	$51,621	$26,753	$99,225

        Our Senior Managed Care—Medicare Advantage segment includes the operations of our Medicare coordinated care Plans including PPOs and HMOs as well as our rural and network-based PFFS business, which provides coverage to Medicare beneficiaries in 45 states. Our HMOs offer coverage to Medicare beneficiaries primarily in Southeastern Texas and the area surrounding Dallas/Ft. Worth, 15 counties in Oklahoma and 4 counties in Wisconsin.

  Three months ended June 30, 2011 and 2010

        Our Senior Managed Care—Medicare Advantage segment generated income before income taxes of $20.3 million for the three months ended June 30, 2011, a decrease of $31.3 million compared to the three months ended June 30, 2010. The decrease in earnings was driven by a 37% decrease in member months for the three months ended June 30, 2011 compared to the three months ended June 30, 2010 caused by the decline in membership and decreased expense efficiency as expense levels declined more slowly than revenues. The second quarter of 2011 included favorable prior period items of $5.6 million compared to favorable prior period items of $16.2 million in the second quarter of 2010.

        Membership.    Membership in our Medicare Advantage plans declined by 127,000 members from June 30, 2010 to June 30, 2011. As a result of the network requirements of MIPPA, we were required to terminate approximately 60,000 members as of January 1, 2011. Further, due to lapsation and the limited ability to add new members during the 2011 Annual Election Period as a result of the CMS sanctions, membership declined by an additional 67,000 members, resulting in membership of approximately 168,000 as of June 30, 2011.

        Net Premiums.    Net premiums for the Senior Managed Care—Medicare Advantage segment decreased by $294.3 million compared to the three months ended June 30, 2011, primarily due to the decline in membership and related lower member months.

        Medical expenses.    Medical expenses decreased by $241.8 million compared to the second quarter of 2010, as a result of the decrease in member months. The medical expense ratio increased slightly to 82.8% for the second quarter of 2011 from 82.6% for the same period in 2010. Excluding the prior period items discussed above, the medical expense ratio was 83.8% for the second quarter of 2011 and 84.5% for the second quarter of 2010.

        Commissions and general expenses.    Commissions and general expenses for the three months ended June 30, 2011 decreased $20.3 million compared to the three months ended June 30, 2010, primarily as the result of the decreased level of membership. The ratio of commissions and general expenses to net premiums increased to 14.4% in the second quarter of 2011 compared to 11.6% in second quarter of 2010, primarily as a result of lower scale and expenses incurred to address the issues raised by the CMS sanctions.

  Six months ended June 30, 2011 and 2010

        Our Senior Managed Care—Medicare Advantage segment generated income before taxes of $26.8 million for the six months ended June 30, 2011, a decrease of $72.5 million compared to the six months ended June 30, 2010. The decrease in earnings was driven principally by lower members in all products resulting in a 39% decrease in member months for the six months ended June 30, 2011 compared to the six months ended June 30, 2010, a 130 basis point increase in the medical expense ratio, and decreased expense efficiency. The first half of 2011 included favorable prior period adjustments of $1.2 million compared to favorable prior period items of $22.8 million in the first half of 2010.

        Net Premiums.    Net premiums for the Senior Managed Care—Medicare Advantage segment decreased by $560.8 million compared to the six months ended June 30, 2010, primarily due to the lower member months in all plans. In addition, our ongoing chart review process resulted in a $3.1 million favorable premium adjustment in the first quarter of 2011 related to 2010 risk scores compared to a $13.4 million favorable adjustment of 2009 risk scores recorded during the first quarter of 2010.

        Medical Expenses.    Medical expenses decreased by $451.1 million compared to the six months ended June 30, 2010, consistent with the lower level of net premium. The medical expense ratio increased to 83.9% for the six months ended June 30, 2011 from 82.6% for the same period in 2010. Adjusting for the premium adjustment discussed in the prior paragraph, the benefit ratio for the first six months of 2011 was 84.2%, compared to 83.3% for the same period in 2010. Excluding the prior period items discussed above, the medical expense ratio was 83.9% for both the first half of 2011 and 2010.

        Commissions and general expenses.    Commissions and general expenses for the six months ended June 30, 2011 decreased by $35.6 million compared to the six months ended June 30, 2010 primarily as a result of the decreased level of membership. The ratio of commissions and general expenses to premiums increased to 14.8% for the six months ended June 30, 2011 from 11.8% in 2010 as a result of lower scale and expenses incurred to address the issues raised by the CMS sanctions.

Segment Results—Traditional Insurance

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
	(in thousands)		(in thousands)
Net premiums	$63,506	$73,016	$132,368	$149,521
Net investment income	4,995	4,033	10,733	7,277
Other income	219	319	231	860

Total revenue	68,720	77,368	143,332	157,658
Policyholder benefits	49,430	53,625	104,605	116,031
Change in deferred acquisition costs	(153)	131	2,146	3,115
Amortization of intangible assets	131	584	305	1,299
Commissions and general expenses, net of allowances	17,335	19,171	34,377	39,055

Total benefits, claims and other deductions	66,743	73,511	141,433	159,500

Segment income (loss) before income taxes	$1,977	$3,857	$1,899	$(1,842)

  Three months ended June 30, 2011 and 2010

        Our Traditional Insurance segment generated income before income taxes of $2.0 million for the three months ended June 30, 2011; a decrease of $1.9 million compared to the three months ended June 30, 2010. The decrease in earnings was driven primarily by the overall decline of insurance in-force.

        The following tables detail premium for the segment by major lines of business:

Premium

	Three months ended June 30,
	2011			2010
	Gross	Ceded	Net	Gross	Ceded	Net
	(in thousands)
Senior market	$60,951	$(14,767)	$46,184	$73,481	$(17,902)	$55,579
Specialty health	15,377	(2,189)	13,188	16,726	(2,677)	14,049
Life insurance and annuity	15,501	(11,367)	4,134	19,050	(15,662)	3,388

Total premium	$91,829	$(28,323)	$63,506	$109,257	$(36,241)	$73,016

        Net Premiums.    Net premium declined by $9.5 million or 13.0% from the second quarter of 2010. This is primarily the result of the continued effect of lapsation on our Medicare supplement and specialty health in-force business, offset partially by the increase in our retained senior life block of business. Additionally, the second quarter of 2011 includes a 2010 premium refund adjustment for $1.5 million. This adjustment related to the cumulative experience of certain Medicare supplement plans triggering refunds under the respective states' minimum lifetime loss ratio requirements.

        In conjunction with the sale of our Part D business, the traditional business of Pennsylvania Life was reinsured by one of our subsidiaries in order to retain that business at New Universal American. Under the reinsurance agreement, the net premium is recorded as gross premium, resulting in a decrease in both direct and ceded premium as compared to prior periods.

        Policyholder benefits.    Policyholder benefits declined by $4.2 million, or 7.8%, compared to the second quarter of 2010. This decline was principally due to the overall decline of insurance in-force in the senior market and specialty health lines of business offset by an increase in the overall average claim trend on Medicare supplement. For the three months ended June 30, 2011, the Medicare supplement policyholder benefit ratio increased to 74.9%, compared with 71.5% for the same period last year. Specialty health's benefit ratio increased to 97.0%, compared with 85.5% for the same period last year. This was due to an increase in the severity of claims primarily on the long-term care block.

        Commissions and general expenses, net of allowances.    The following table details the components of commission and general expenses, net of allowances:

	Three months ended June 30,
	2011	2010
	(in thousands)
Direct commissions	$6,501	$11,803
Other operating costs	10,053	12,374
Reinsurance commissions and allowances	781	(5,006)

Commissions and general expenses, net of allowances	$17,335	$19,171

        Total commissions and general expenses, net of allowances, decreased by $1.8 million compared to the second quarter of 2010. As a result of the reinsurance agreement with our former insurance company subsidiary, Pennsylvania Life Insurance Company, entered into in connection with the Part D Transaction, amounts which were reported as direct commissions and other operating costs in Pennsylvania Life Insurance Company are now reported as reinsurance commissions and allowances. Direct commission expense decreased $5.3 million compared to the same period in the prior year. This decrease was partially offset by a corresponding increase in reinsurance commissions and allowances due to the new reinsurance agreement noted above. The remaining decrease in commissions is due to the decline in the amount of business in force. Other operating costs decreased $2.3 million for the quarter ended June 30, 2011, compared to the second quarter of 2010. This decrease was primarily offset by a corresponding increase in reinsurance allowances, as discussed above. Additionally, the net amortization of deferred acquisition costs decreased $0.3 million compared to the three months ended June 30, 2010, driven by the continued lapsation of the blocks of business discussed above.

  Six months ended June 30, 2011 and 2010

        Our Traditional Insurance segment generated income before income taxes of $1.9 million for the six months ended June 30, 2011; an increase of $3.7 million compared to the six months ended June 30, 2010. The increase in earnings is driven by increased net investment income, primarily due to a change in the mix of assets caused by the investing of our cash and cash equivalents into higher yielding fixed maturity securities.

        The following tables detail premium for the segment by major lines of business:

Premium

	Six months ended June 30,
	2011			2010
	Gross	Ceded	Net	Gross	Ceded	Net
	(in thousands)
Senior market	$128,904	$(31,238)	$97,666	$152,161	$(37,387)	$114,774
Specialty health	31,085	(4,375)	26,710	33,852	(5,202)	28,650
Life insurance and annuity	33,163	(25,171)	7,992	35,208	(29,111)	6,097

Total premium	$193,152	$(60,784)	$132,368	$221,221	$(71,700)	$149,521

        Net Premiums.    Net premium declined by $17.2 million, or 11.5%, primarily due to the continued effect of lapsation in our senior market health in-force business and the accrual of a 2010 premium refund adjustment for $1.5 million offset partially by the increase in our retained senior life block of business.

        In conjunction with the sale of our Part D business, the traditional business of Pennsylvania Life was reinsured by one of our subsidiaries in order to retain that business at New UAM. Under the reinsurance agreement, the net premium is recorded as gross premium, resulting in a decrease in both direct and ceded premium as compared to prior periods.

        Policyholder Benefits.    Policyholder benefits incurred declined by $11.4 million, or 9.8%, compared to the six months ended June 30, 2010. This decline was principally due to the overall decline of insurance in-force in the senior market and specialty health lines of business partially offset by an increase in average claim trend on Medicare supplement from the same period in the prior year. For the six months ended June 30, 2011, the policyholder benefit ratio for senior market health was 76.9% compared with 74.6%, and 95.9% for specialty health, compared with 93.7% for the same period last year.

        Commissions and general expenses, net of allowances.    The following table details the components of commission and general expenses, net of allowances:

	Six months ended June 30,
	2011	2010
	(in thousands)
Direct commissions	$16,207	$23,319
Other operating costs	21,535	26,259
Reinsurance commissions and allowances	(3,365)	(10,523)

Commissions and general expenses, net of allowances	$34,377	$39,055

        Total commissions and general expenses, net of allowances, decreased by $4.7 million compared to the six months ended June 30, 2010. As a result of the reinsurance agreement with our former insurance company subsidiary, Pennsylvania Life Insurance Company, entered into in connection with the Part D Transaction, amounts which were reported as direct commissions and other operating costs in Pennsylvania Life Insurance Company are now reported as reinsurance commissions and allowances. Direct commission expense decreased $7.1 million compared to the same period in the prior year. This decrease was partially offset by a corresponding increase in reinsurance commissions and allowances due to the new reinsurance agreement noted above. The remaining decrease in commissions is due to the decline in the amount of business in force. Other operating costs decreased $4.7 million for the six months ended June 30, 2011, compared to the six months ended June 30, 2010. This decrease was primarily offset by a corresponding increase in reinsurance allowances, as discussed above. Additionally, the net amortization of deferred acquisition costs decreased $1.0 million, driven by the continued lapsation of the blocks of business discussed above.

Segment Results—Corporate & Other

        The following table presents the primary components comprising the loss before taxes for the segment:

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
	(in thousands)		(in thousands)
Interest expense	$586	$—	$585	$—
Amortization of capitalized loan origination fees	31	—	31	—
Stock-based compensation expense	10,188	1,298	12,971	4,109
Other parent company expenses, net revenues	6,219	2,366	10,080	5,931
Net loss (gain)—Senior Administrative Services	140	259	340	(1,078)

Segment loss before income taxes	$17,164	$3,923	$24,007	$8,962

        The sale of CHCS during the second quarter of 2010 (See Note 13—Other Disclosures) eliminated substantially all of the business operations of our former Senior Administrative Services segment. As a result, beginning with the June 30, 2010 quarterly report on Form 10-Q, we began to report current and historical results of the former Senior Administrative Services and Corporate segments in one segment called Corporate & Other.

  Three months ended June 30, 2011 and 2010

        The loss before income taxes from our Corporate & Other segment increased by $13.2 million for the second quarter of 2011 compared to the second quarter of 2010. This was due primarily to increases of $8.9 million in stock-based compensation expenses, $3.9 million in operating expenses and $0.6 million in interest expense.

        The increase in stock-based compensation expense was driven by $8.6 million related to the accelerated vesting of equity awards in 2011 in connection with the Part D Transaction and the one-time $2.0 million favorable variance in 2010 related to the true up of stock option forfeiture rates. This was partially offset by a decrease in regular quarterly expense amortization in 2011 compared to the same period in 2010 as the accelerated vesting triggered by the Part D Transaction resulted in fewer unvested awards to be amortized after the close of the Part D Transaction.

        Operating expenses were $3.9 million higher in 2011 compared to the same period in 2010 due to Corporate & Other segment absorption of $2.2 million of expenses that would have been allocated to the Medicare Part D segment prior to the closing of the Part D Transaction. In addition, costs for legal and outside services were higher in 2011 compared to the same period in 2010.

        Interest expense represents costs associated with the dividend on the Mandatorily Redeemable Preferred Stock, which was issued on April 29, 2011.

  Six months ended June 30, 2011 and 2010

        The loss before taxes from our Corporate & Other segment increased by $15.0 million for the six months ended June 30, 2011 compared to the same period of 2010. This was due primarily to increases of $8.9 million in stock-based compensation expenses, $4.2 million in operating expenses, $1.4 million related to the loss of earnings from our TPA which was sold in the second quarter of 2010 and $0.6 million in interest expense.

        The increase in stock-based compensation expense was driven by $8.6 million related to the accelerated vesting of equity awards in 2011 in connection with the Part D Transaction and the one-time $2.0 million favorable variance in 2010 related to the true up of stock option forfeiture rates. This was partially offset by a decrease in regular quarterly expense amortization in 2011 compared to the same period in 2010 as the accelerated vesting triggered by the Part D Transaction resulted in fewer unvested awards to be amortized after the close of the Part D Transaction.

        Operating expenses were $4.2 million higher in 2011 compared to the same period in 2010 due to Corporate & Other segment absorption of $2.2 million of expenses that would have been allocated to the Medicare Part D segment prior to the closing of the Part D Transaction. In addition, costs for legal and outside services were higher in 2011 compared to the same period in 2010.

        Interest expense represents costs associated with the dividend on the Mandatorily Redeemable Preferred Stock, which was issued on April 29, 2011.

Liquidity and Capital Resources

        Sources and Uses of Liquidity to the Parent Company, Universal American Corp.    We require cash at our parent company to support the growth of our insurance and HMO subsidiaries, fund potential growth through acquisitions of other companies or blocks of business, and pay the operating expenses necessary to function as a holding company, as applicable insurance department regulations require us to bear our own expenses.

        The parent company's sources and uses of liquidity are derived primarily from the following:

  •
  surplus note payments and dividends from and capital contributions to our insurance and HMO subsidiaries;

  •
  the cash flows of our other subsidiaries, including our HMO management service organization;

  •
  payment of dividends to shareholders and holders of our mandatorily redeemable preferred stock.

        Insurance and HMO subsidiaries—Surplus Note, Dividends and Capital Contributions. We require cash at our insurance and HMO subsidiaries to meet our policy-related obligations and to pay operating expenses, including the cost of administration of the policies, and to maintain adequate capital levels. Excess capital can be used by the insurance and HMO subsidiaries to make dividend payments to their respective holding companies, subject to certain restrictions, and from there to our parent company.

        Our insurance subsidiaries are required to maintain minimum amounts of statutory capital and surplus as required by regulatory authorities and each currently exceeds its respective minimum requirement at levels we believe are sufficient to support their current levels of operation. Our HMO subsidiaries are also required by regulatory authorities to maintain minimum amounts of capital and surplus and each currently is at or exceeds this minimum requirement.

        At June 30, 2011, we held cash and cash equivalents totaling $20 million and fixed maturity securities that could readily be converted to cash with carrying values of $1,197 million at our insurance companies and HMO subsidiaries. We believe that this level of liquidity is sufficient to meet our obligations and pay expenses.

        In 2007, our wholly-owned subsidiary, The Pyramid Life Insurance Company issued $60.0 million of surplus notes payable to our parent company, which bear interest at an average fixed rate of 7.5%. The Notes are repayable beginning March 29, 2009 provided that capital and surplus are sufficient to maintain risk-based capital levels of 450% or greater in the immediate prior year end. At December 31, 2010, Pyramid's risk-based capital ratio was below 450%, and therefore no payments of principal or interest have been made or accrued to date. We anticipate that Pyramid's risk-based capital ratio at December 31, 2011 will exceed 450%, and that repayment of this surplus note, including interest, will commence in 2012.

        Capital contributions to and dividends from our Insurance and HMO subsidiaries are made through their respective holding companies. We did not make any capital contributions to our insurance subsidiaries during the first half of 2011. In March 2011, our wholly-owned subsidiary, Constitution Life Insurance Company, declared and accrued a dividend of $11.7 million, which was paid in April 2011. In May 2011, our wholly-owned subsidiary, American Progressive Life and Health Insurance Company of New York, declared and paid a dividend of $13.3 million. We made capital contributions of $360,000 in March 2011 and $2.8 million in May 2011 to our HMO subsidiary, Today's Options of Oklahoma, Inc. No dividends were declared or paid by the HMO subsidiaries during the first half of 2011.

        HMO management service organization cash flows.    The primary sources of liquidity for these subsidiaries are fees collected from clients for performing administrative, marketing and management services. The primary uses of liquidity are the payments for salaries and expenses associated with providing these services. We believe the sources of cash for these subsidiaries will exceed scheduled uses of cash and result in amounts available to dividend to our parent holding company.

        Mandatorily Redeemable Preferred Shares.    As part of the closing of the Part D Transaction, the company issued $40 million of Mandatorily Redeemable Preferred Shares which pay a dividend quarterly at a rate of 8.5% per annum (See Note 6—Mandatorily Redeemable Preferred Shares). The proceeds from the sale were used to pay fees and expenses in connection with the Part D Transaction and a portion of the existing indebtedness of the Company at the closing of the Part D Transaction.

Investments

        We invest primarily in fixed maturity securities of the U.S. Government and its agencies, U.S. state and local governments, mortgage-backed securities and corporate fixed maturity securities with investment grade ratings of BBB- or higher by S&P or Baa3 or higher by Moody's Investor Service. As of June 30, 2011, approximately 98% of our fixed maturity investments had investment grade ratings from S&P or Moody's.

        Cash equivalents represent approximately 7% of our portfolio at June 30, 2011 and 10% at December 31, 2010. In the aggregate, approximately 33% of our cash and invested assets are in securities backed by the U.S. government or its agencies, as compared with 26% at December 31, 2010. The aggregate credit quality of our total investment portfolio was AA- at June 30, 2011 and at December 31, 2010.

        The net yields on our cash and invested assets increased to 3.7% for the six months ended June 30, 2011, from 2.3% for the six months ended June 30, 2010. The overall increase in yield is primarily due to a change in the mix of assets caused by the investing of our cash and cash equivalents into higher yielding fixed maturity securities.

        For additional information on Liquidity and Capital Resources, please refer to our annual report on Form 10-K for the year ended December 31, 2010, filed by Old Universal American on March 1, 2011.

  Critical Accounting Policies

        There have been no changes in our critical accounting policies during the current quarter. For a description of significant accounting policies, see Note 3—Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements included in our annual report on Form 10-K for the year ended December 31, 2010.

  Policy and Contract Claims—Accident and Health Policies

        The following table presents the components of the change in our liability for policy and contract claims—health for the six months ended June 30, 2011:

June 30, 2011
(in thousands)
Balance at beginning of period	$306,390
Less reinsurance recoverable	(13,677)

Net balance at beginning of year	292,713

Incurred related to:
Current Year	951,171
Prior Year Development	(4,147)

Total Incurred	947,024

Paid related to:
Current Year	743,267
Prior Year	284,340

Total paid	1,027,607

Net balance at end of year	212,130
Plus reinsurance recoverable	5,534

Balance at end of period	$217,664

        The liability for policy and contract claims—health decreased by $88.7 million at June 30, 2011 from December 31, 2010. This decrease was primarily attributable to lower reserves for our Medicare Advantage business. The lower reserves are due to the decline in membership, as well as significantly lower amounts of pending claims.

        The medical cost amount, noted as "prior year development" in the table above, represents (favorable) or unfavorable adjustments as a result of prior year claim estimates being settled or currently expected to be settled, for amounts that are different than originally anticipated. This prior year development occurs due to differences between the actual medical utilization and other components of medical cost trends, and actual claim processing and payment patterns compared to the assumptions for claims trend and completion factors used to estimate our claim liabilities.

        During the six months ended June 30, 2011, claim reserves settled, or are currently expected to be settled, for $4.1 million less than estimated at December 31, 2010. Prior period development represents less than 0.1% of the incurred claims recorded in 2010.

Sensitivity Analysis

        The following table illustrates the sensitivity of our accident and health IBNR payable at June 30, 2011 to identified reasonably possible changes to the estimated weighted average completion factors and health care cost trend rates. However, it is possible that the actual completion factors and health care cost trend rates will develop differently from our historical patterns and therefore could be outside of the ranges illustrated below.

Completion Factor(1):		Claims Trend Factor(2):
(Decrease) Increase in Factor	Increase (Decrease) in Net Health IBNR	(Decrease) Increase in Factor	(Decrease) Increase in Net Health IBNR
($ in thousands)
(3)%	$848	(3)%	$(8,900)
(2)%	565	(2)%	(5,933)
(1)%	283	(1)%	(2,967)
1%	(282)	1%	2,967
2%	(565)	2%	5,933
3%	(847)	3%	8,900

(1)
Reflects estimated potential changes in medical and other expenses payable, caused by changes in completion factors for incurred months prior to the most recent three months.

(2)
Reflects estimated potential changes in medical and other expenses payable, caused by changes in annualized claims trend used for the estimation of per member per month incurred claims for the most recent three months.

Effects of Recently Issued and Pending Accounting Pronouncements

        A summary of other recent and pending accounting pronouncements is provided in Note 3—Recently Issued and Pending Accounting Pronouncements. We do not anticipate any material impact from the future adoption of the pending accounting pronouncements discussed in that Note.

ITEM 3—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        In general, market risk to which we are subject relates to changes in interest rates that affect the market prices of our fixed income securities.

Investment Interest Rate Sensitivity

        Our profitability could be affected if we were required to liquidate fixed income securities during periods of rising and/or volatile interest rates. We attempt to mitigate our exposure to adverse interest rate movements through a combination of active portfolio management and by staggering the maturities of our fixed income investments to assure sufficient liquidity to meet our obligations and to address reinvestment risk considerations. Our investment policy is to balance our portfolio duration to achieve investment returns consistent with the preservation of capital and to meet payment obligations of policy benefits and claims.

        Some classes of mortgage-backed securities are subject to significant prepayment risk. In periods of declining interest rates, individuals may refinance higher rate mortgages to take advantage of the lower rates then available. We monitor and adjust our investment portfolio mix to mitigate this risk.

        We regularly conduct various analyses to gauge the financial impact of changes in interest rate on our financial condition. The ranges selected in these analyses reflect our assessment as being reasonably possible over the succeeding twelve-month period. The magnitude of changes modeled in the accompanying analyses should not be construed as a prediction of future economic events, but rather, be treated as a simple illustration of the potential impact of such events on our financial results.

        The sensitivity analysis of interest rate risk assumes an instantaneous shift in a parallel fashion across the yield curve, with scenarios of interest rates increasing and decreasing 100 and 200 basis points from their levels as of June 30, 2011, and with all other variables held constant. The following table summarizes the impact of the assumed changes in market interest rates.

June 30, 2011	Effect of Change in Market Interest Rates on Fair Value of Fixed Income Portfolio as of June 30, 2011
Fair Value of Fixed Income Portfolio	200 Basis Point Decrease	100 Basis Point Decrease	100 Basis Point Increase	200 Basis Point Increase
(in millions)
$1,197.3	$84.3	$48.2	$(52.9)	$(105.6)

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

  Evaluation of Effectiveness of Controls

        We carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2011. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2011, at a reasonable assurance level, to timely alert management to material information required to be included in our periodic filings with the Securities and Exchange Commission.

  Changes in Internal Control over Financial Reporting

        There were no changes in our internal controls over financial reporting during the quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II

ITEM 1—LEGAL PROCEEDINGS

        For information relating to litigation affecting us, see Note 11—Commitments and Contingencies in Part I—Item 1 of this report, which is incorporated into this Part II—Item 1—Legal Proceedings by reference.

ITEM 1A—RISK FACTOR

        Investors in our securities should carefully consider the risks described below and other information included in this report. This report contains both historical and forward-looking statements. We are making the forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. We intend the forward-looking statements in this report or made by us elsewhere to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and we are including this statement for purposes of complying with and relying upon these safe harbor provisions. We have based these forward-looking statements on our current expectations and projections about future events, trends and uncertainties. These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions, including, among other things, the information discussed below. The risks and uncertainties described below are not the only ones that we face. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial also may adversely affect our business. In making these statements, except as required by applicable securities laws, we are not undertaking to address or update each factor in future filings or communications regarding our business or results. Our business is highly complicated, regulated and competitive with many different factors affecting results. If any of the following risks or uncertainties develops into actual events, this could significantly and adversely affect our business, prospects, financial condition and operating results. In that case, the trading price of our common stock could decline materially and investors in our securities could lose all or part of their investment.

Risks Relating to the Part D Transaction

The historical consolidated financial information of Old Universal American is not necessarily representative of our future financial position, future results of operations or future cash flows nor do they reflect what our financial position, results of operations or cash flows would have been as a stand-alone company during the periods presented.

        We are the "accounting successor" to Old Universal American for financial reporting purposes in accordance with ASC No. 505-60. Following the consummation of the Part D Transaction, we report the historical consolidated results of operations of the Medicare Part D Business in discontinued operations in accordance with the provisions of ASC No. 205-20-45. Because the historical consolidated financial information of Old Universal American include the results of the Medicare Part D Business, it is not representative of our future financial position, future results of operations or future cash flows nor does it reflect what our financial position, results of operations or cash flows would have been as a stand-alone company during the periods presented.

Our stock price may be volatile and could drop precipitously and unexpectedly.

        Our common stock is traded on the NYSE. The prices of publicly traded stocks often fluctuate. The price of our common stock may rise or fall dramatically without any change in our business performance. Specific issues and developments related to our company or those generally in the health care and insurance industries, the regulatory environment, the capital markets and the general economy may cause this volatility. The principal events and factors that may cause our stock price and trading volume to fluctuate are:

  •
  the size of the public float of our common stock and the volume of trading and the general liquidity in the market for our common stock;

  •
  variations in our operating results;

  •
  changes in the market's expectations about our future operating results;

  •
  changes in financial estimates and recommendations by securities analysts concerning our company or the health care or insurance industries generally;

  •
  operating and stock price performance of other companies that investors may deem comparable;

  •
  news reports relating to trends in our markets;

  •
  changes in the laws and regulations affecting our business;

  •
  acquisitions and financings by us or others in our industry; and

  •
  sales of substantial amounts of our common stock by our directors and executive officers or principal shareholders, or the perception that these sales could occur.

Future sales of our common stock may depress the market price of our common stock.

        Certain significant shareholders collectively own approximately 55% of our outstanding common stock, which are not subject to lock-up or transfer restrictions. If any of these significant shareholders sells or distributes substantial amounts of our common stock, or if it is perceived that such sales or distributions could occur, the market price of our common stock could decline.

Our reduced scale and focus on our current business, which no longer includes the Medicare Part D Business, may limit investor interest in our common stock.

        The Part D Transaction closed on April 29, 2011 and some shareholders, including institutional investors or certain significant shareholders, who hold our common stock may decide that they do not want to maintain an investment in our company because of our smaller size, because we are less diversified or because we no longer own or operate the Medicare Part D Business. If these shareholders decide to sell all or some of their shares, or the market perceives that those sales could occur, the market price of our common stock may decline. Because we are a smaller company that is more narrowly focused than Old Universal American and have a lower market capitalization than Old Universal American, our stock may not be followed as closely by market analysts or the investment community as Old Universal American stock had been in the past. In addition, institutional investors may be less likely to invest in our company in the future as a result of these factors. If there is only a limited following by market analysts or the investment community, or limited demand for our common stock by institutional investors, the amount of market activity in our common stock may be reduced, making it more difficult to sell our common stock.

Your percentage ownership in our company may be diluted in the future.

        As with any publicly traded company, your percentage ownership in our company may be diluted in the future because of equity awards that we have granted and expect to grant to our directors, officers, employees and others. In addition, we may from time to time issue additional equity, including in connection with merger and acquisition transactions.

We may be subject to assumed liabilities or indemnification obligations in connection with the Part D Transaction that are greater than anticipated.

        Under the terms of the separation agreement relating to the Part D Transaction, we have agreed to indemnify Old Universal American and CVS Caremark for certain liabilities, including those related to the separation. If such liabilities or indemnification obligations are larger than anticipated, our financial condition could be materially and adversely affected.

The separation agreement relating to the Part D Transaction contains a covenant limiting our ability to incur debt, which may limit our ability to operate our business going forward.

        The separation agreement relating to the Part D Transaction contains certain covenants, including a covenant restricting our ability to incur debt. Under the terms of the separation agreement, until April 30, 2013 (two years following the consummation of the Part D Transaction), we will not be permitted to incur debt that would cause, on a pro forma basis, the ratio of our consolidated funded indebtedness to consolidated adjusted EBITDA (as defined in Old Universal American's credit agreement) to be more than 3 to 1. While Old Universal American has historically operated at leverage ratios below 3 to 1, we operate as a new company and may require more capital to meet our business needs. Accordingly, this restriction could affect our ability to operate our business and may limit our ability to react to market conditions or take advantage of potential business opportunities as they arise. For example, this restriction could adversely affect our ability to finance our operations, make strategic acquisitions, finance investments or alliances, restructure its organization or finance its capital needs. The restriction could also limit the ability of a third party to acquire our company.

Failure to comply with covenants in any debt instrument we may enter into could materially and adversely affect us.

        Subject to compliance with the separation agreement relating to the Part D Transaction, we may enter into a new credit facility or other debt instrument in the future in connection with the incurrence of debt to fund our operations, make acquisitions or for other purposes. We expect that any credit facility or debt instrument that we enter into will contain customary restrictions, covenants, events of default and other terms, including financial covenants. These restrictions and covenants may limit our ability to, among other things:

  •
  pay dividends and redeem our capital stock;

  •
  incur additional indebtedness;

  •
  create liens on our assets;

  •
  conduct material transactions with our affiliates except on an arm's length basis; and

  •
  merge or consolidate with, or transfer all or substantially all our assets to, another person.

        In addition, to borrow funds under any credit agreement or debt instrument, we anticipate that we will be required to meet specified financial covenants, including a consolidated leverage ratio. If we fail to maintain the financial covenants and are not able to obtain relief from any covenant violation, then an event of default could occur and the lenders could cease lending to us and accelerate the payments of our debt. Any such action by the lenders could materially and adversely affect us. The interests of our lenders may be different from ours and we may be unable to obtain our lenders' consent when and if needed, to engage in certain actions or obtain relief from any covenant violation. In addition, we may not be able to incur debt on terms acceptable to us. If we do not comply with the restrictions and covenants in any debt instrument we may enter into, our results of operations, financial condition and ability to pay dividends will be harmed.

Our business strategy is evolving and may involve pursuing strategic transactions in the future.

        We are a new company, and our business strategy will continue to evolve. Our business strategy may involve pursuing strategic transactions, including potential acquisitions of, or investments in, related businesses and assets or divestitures of existing businesses or assets. In addition, we may pursue a merger or consolidation with a third party that results in a change in control, a sale or transfer of all or a portion of our assets or a purchase by a third party of our securities that may result in a minority or control investment by such third party.

        We may finance future acquisitions through available cash, equity issuances or through the incurrence of additional indebtedness, subject to existing limitations set forth in the separation agreement relating to the Part D Transaction. Future acquisitions or investments, and the incurrence of additional indebtedness, could subject us to a number of risks, including, but not limited to:

  •
  the assumption of contingent liabilities;

  •
  risks and uncertainties associated with transaction counterparties;

  •
  the loss of key personnel and business relationships;

  •
  difficulties associated with assimilating and integrating new personnel, assets, intellectual property and operations of an acquired company or business;

  •
  the distraction of our management from existing programs and initiatives in pursuing such strategic transactions; and

  •
  where indebtedness is incurred, general risks associated with higher leverage, including increased debt service obligations, reduced liquidity and reduced access to capital markets.

        In addition, any strategic transaction that we may pursue may not result in anticipated benefits to us and may result in unforeseen costs that, in each case, may adversely impact our financial condition and results of operations.

Certain provisions in our amended and restated certificate of incorporation and by-laws, the provisions of Delaware law and the terms of the separation agreement relating to the Part D Transaction may make it more difficult for a third party to acquire our company.

        Provisions contained in our certificate of incorporation and by-laws could make it more difficult for a third party to acquire our company, even if doing so might be beneficial to our stockholders. These provisions include:

  •
  limitations on who may call special meetings of stockholders;

  •
  advance notice requirements for nominations for election to our Board and for stockholder proposals; and

  •
  the inability of stockholders to act by written consent.

        We also have not elected to opt out of the application of the Delaware "anti-takeover" provisions of Section 203 of the DGCL. As a result, subject to certain exceptions as provided in Section 203 of the DGCL, we will be prohibited from engaging in any business combination, as defined in the DGCL, with an interested stockholder for a period of three years from the date on which the stockholder first becomes an interested stockholder.

        In addition, the separation agreement relating to the Part D Transaction provides that we may not consolidate with or merge into any other entity or convey, transfer or lease all or any substantial portion of its properties and assets to any entity, unless, in each case, the other party to such transaction expressly assumes all of our liabilities, including the due and punctual performance and observance of the split-off agreements relating to the Part D Transaction.

        These provisions could have the effect of delaying, deferring or preventing a change in control of our company, discourage others from making offers for our shares of common stock, lower the market price of our common stock or impede the ability of our stockholders to change our management, even if such changes would be beneficial to our stockholders.

Risks Relating to Our Business

The CMS sanction that suspended us from marketing to and enrolling new members in our Medicare Advantage plans has had and may continue to have a material adverse effect on the Medicare Advantage business, financial condition and results of operations.

        On November 19, 2010, CMS notified us that we were suspended from marketing to and enrolling new members in our Medicare Advantage plans, effective December 5, 2010. According to CMS, the suspension related primarily to agent oversight and market conduct issues and was to remain in effect until CMS was satisfied that we had corrected the issues and they were not likely to recur. As a result of the suspension, we were unable to enroll new members in our Medicare Advantage plans during a significant portion of the annual enrollment period for the 2011 plan year and, as a result, our Medicare Advantage membership decreased significantly during that time period which will have a negative impact on our financial results for 2011 and beyond. While we were notified on August 5, 2011 that CMS had lifted the sanction, CMS indicated that it still considers Universal American a high-risk sponsor and will be closely monitoring and overseeing our activities in all operational areas and we will continue to be subject to targeted monitoring and heightened surveillance and oversight. In addition, as a government contractor, we earn substantially all of our revenue from our Medicare businesses in which CMS is not only our largest customer but also our regulator. If we are unable to maintain a constructive working relationship with CMS, our business could suffer materially. Further, there can be no assurance that despite any corrective measures taken on our part, that we will not incur additional penalties, fines or other operating restrictions, which could include termination of our right to participate in the Medicare program, which could have a further material adverse effect on our business, financial condition and results of operations.

Recently enacted health care legislation and subsequent rules promulgated by CMS could have a material adverse effect on our opportunities for growth and our financial results.

        In March 2010, President Obama signed into law The Patient Protection and Affordable Care Act and The Health Care and Education Reconciliation Act of 2010 (which we collectively refer to as the Affordable Care Act) legislating broad-based changes to the U.S. health care system. Provisions of the health reform legislation become effective at various dates over the next several years. The Department of Health and Human Services, the National Association of Insurance Commissioners, the Department of Labor and the Treasury Department have yet to issue necessary enabling regulations and guidance with respect to the health reform legislation. Due to the complexity of the health reform legislation, including yet to be promulgated implementing regulations, lack of interpretive guidance, gradual implementation and the fact that the Affordable Care Act has been successfully challenged in the judicial system, the impact of the health reform legislation is difficult to predict and not yet fully known. However, we will need to dedicate significant resources and expense to complying with these new rules and there is a possibility that this new legislation could have a material adverse effect on our business, financial position and results of operations.

        The provisions of these new laws include the following key points, which are discussed further below:

  •
  Reduced Medicare Advantage reimbursement rates, beginning in 2012;

  •
  Implementation of a quality bonus for Star Ratings beginning in 2012;

  •
  Stipulated minimum medical loss ratios, beginning in 2014;

  •
  Shortened annual enrollment period, beginning with the 2011 selling season;

  •
  Non-deductible federal premium taxes assessed to health insurers, beginning in 2014;

  •
  Coding intensity adjustments, with mandatory minimums beginning in 2015; and

  •
  Limitation on the federal tax deductibility of compensation earned by individuals, beginning in 2013.

        Reduced Medicare Advantage reimbursement rates—Beginning in 2012, the Medicare Advantage "benchmark" rates transition to target Medicare fee-for-service cost benchmarks of 95%, 100%, 107.5% or 115% of the calculated Medicare fee-for-service costs. The transition period will be 2, 4 or 6 years depending upon the applicable county in which services are provided. The counties are divided into quartiles based on each county's fee-for-service Medicare costs. We estimate that approximately 41% of our current membership resides in counties where the Medicare Advantage benchmark rate will equal 95% of the calculated Medicare fee-for-service costs, with approximately 90% of these members having a 6-year transition period. Under the new law, the premiums for such members will be transitioned to 95% of Medicare fee-for-service costs beginning in 2012. This follows the freezing of Medicare Advantage reimbursement rates in 2011 based on our 2010 levels. To address these rate freezes/reductions, we may have to reduce benefits, charge or increase member premiums, reduce profit margin expectations, or implement some combination of these actions. Such actions could adversely impact our membership growth, revenue expectations, and our operating margins.

        Implementation of quality bonus for Star Ratings—Beginning in 2012, Medicare Advantage plans with an overall "Star Rating" of three or more stars (out of five) will be eligible for a "quality bonus" in their basic premium rates. The Affordable Care Act limited these quality bonuses to the few plans that achieved 4 or more stars as their overall rating, but CMS is using demonstration authority to expand the quality bonus to 3 star plans for a three year period through 2014. In addition, also beginning in 2012, Medicare Advantage star ratings will affect the rebate percentage available for plans to provide additional member benefits (plans with quality ratings of 3.5 stars or above will have their rebate percentage increased from a base rate of 50% to 65% or 70%). In all cases, this rebate percentage is lower than the pre-Affordable Care Act rebate percentage of 75%. Our Medicare Advantage plans are currently rated 3 out of 5 stars, on average. Notwithstanding efforts to improve our star ratings and other quality measures prior to 2012, there can be no assurances that we will be successful in doing so. Accordingly, our plans may not be eligible for full level quality bonuses or increased rebates, which could adversely affect the benefits such plans can offer, reduce membership, and reduce profit margins. In addition, CMS has indicated that plans subject to intermediate sanctions as of August 31, 2011 may have their star ratings reduced such that they would not be eligible to receive star bonuses.

        Stipulated Minimum MLRs—Beginning in 2014, the new healthcare reform legislation will stipulate a minimum medical loss ratio, or MLR, of 85%. Financial and other penalties may result from failing to achieve the minimum MLR ratio. For the year ended December 31, 2010, our reported Medicare Advantage MLR was 83.6%. The methodology for defining medical costs and for calculating MLRs has not yet been defined. Complying with such minimum ratio by increasing our medical expenditures or refunding any shortfalls to the federal government could have a material adverse affect on our operating margins, results of operations, and our statutory required capital.

        Shortened annual enrollment period—Medicare beneficiaries generally have a limited annual enrollment period during which they can choose to participate in a Medicare Advantage plan rather than receive benefits under the traditional fee-for-service Medicare program. After the annual enrollment period, most Medicare beneficiaries are not permitted to change their Medicare benefits.

        Beginning with the 2011 enrollment season, the new laws shorten the time in which we can sell our Medicare Advantage. Also, beginning in 2011, the new laws mandate that persons enrolled in Medicare Advantage may withdraw their enrollment at any time during the first 45 days of the year only to enroll in traditional Medicare fee-for-service, not another Medicare Advantage plan. Prior law allowed a member to withdraw enrollment during this period to enroll in another Medicare Advantage plan. There can be no assurance that these changes will not restrict our member growth, limit our ability to enter new service areas, limit the viability of our sales force, or otherwise adversely affect our ability to market to or enroll new members in our established service areas.

        Non-deductible federal premium taxes—Beginning in 2014, the new healthcare reform legislation will impose an annual aggregate non-deductible tax of $8.0 billion (increasing incrementally to $14.3 billion by 2018) on health insurance premiums, including Medicare Advantage premiums. Our share of the new tax will be based on our pro rata percentage of premiums compared to the industry as a whole, calculated annually. Although there is time to take into account this new tax in adjusting our business model and in designing future years' plan bids, there can be no assurance that such tax will not result in reduced member benefits, reduced profits, or both which could have a material adverse effect on our results of operations.

        Coding intensity adjustments—Under the new healthcare reform legislation, the coding intensity adjustment instituted in 2010 became permanent, resulting in mandated minimum reductions in risk scores of 4.71% in 2014 increasing to 5.7% for 2019 and beyond. These coding adjustments may adversely affect the level of payments from CMS to our Medicare Advantage plans.

        Limitation on the federal tax deductibility of compensation earned by individuals—Beginning in 2013, with respect to services performed during 2010 and afterward, for health insurance companies, the federal tax deductibility of compensation will be limited under Section 162(m)(6) of the Code to $500,000 per individual and will not contain an exception for "performance-based compensation." This limitation increased our effective tax rate, beginning in the second quarter of 2010.

        Most of the provisions of the Affordable Care Act are not scheduled to go into effect immediately and may be delayed for several years, including as a result of judicial action challenging the legality of the Affordable Care Act. Financing for the reforms contained in the Affordable Care Act will come, in part, from additional taxes and fees on our business as well as reductions in payments to us, which could negatively impact our business and results of operations. In addition, during this time, the new healthcare reform legislation may be subject to further adjustments. Because of the unsettled nature of these reforms and numerous steps required to implement and monitor them, we cannot predict what additional health insurance reforms will be implemented at the federal or state level, the effect that any future legislation or regulation will have on our business or how CMS will review our future bid submissions and ultimately, the overall impact of the new healthcare reform legislation on our business.

If we fail to effectively design and price our products properly and competitively, if the premiums we charge are insufficient to cover the cost of health care services delivered to our members, or if our estimates of benefit expenses are inadequate, our profitability may be materially adversely affected.

        We use a substantial portion of our revenues to pay the costs of health care services delivered to our members. These costs include claims payments, capitation payments to providers, and various other costs incurred to provide health insurance coverage to our members. These costs also include estimates of future payments to hospitals and others for medical care provided to our members. Our premiums for our Medicare business are fixed for one-year periods. Accordingly, costs we incur in excess of our benefit cost projections generally are not recovered in the contract year through higher premiums. We estimate the costs of our future benefit claims and other expenses using actuarial methods and assumptions based upon claim payment patterns, medical inflation, historical developments, including claim inventory levels and claim receipt patterns, and other relevant factors. We continually review estimates of future payments relating to benefit claims costs for services incurred in the current and prior periods and make necessary adjustments to our reserves. However, these estimates involve extensive judgment, and have considerable inherent variability that is sensitive to payment patterns and medical cost trends. The profitability of our risk-based products depends in large part on our ability to predict, price for and effectively manage medical costs. Failure to adequately price our products or estimate medical costs may result in a material adverse effect on our business, cash flows and results of operations.

Reductions in funding for Medicare programs could materially reduce our profitability.

        We generate a significant majority of our total revenue from the operation of our Medicare Advantage health maintenance organization (which is referred to herein as an HMO), private fee-for-service (which is referred to herein as PFFS), and preferred provider organization plans (which is referred to herein as a PPO or PPOs). As a result, our revenue and profitability are dependent, in part, on government funding levels for these programs. The rates paid to Medicare Advantage health plans like ours are established by contract, although the rates differ depending on a combination of factors, such as upper payment limits established by CMS, a member's health profile and status, age, gender, county or region, benefit mix, member eligibility categories and the plan's risk scores. Future Medicare rate levels may be affected by continuing government efforts to contain prescription drug costs and other medical expenses, and other federal budgetary constraints. The government is currently examining Medicare Advantage health plans like ours in comparison to Medicare fee-for-service payments, and this examination could result in a reduction in payments to Medicare Advantage health plans like ours. Changes in the Medicare program or Medicare funding may affect our ability to operate under the Medicare program or lead to reductions in the amount of reimbursement, elimination of coverage for some benefits or reductions in the number of persons enrolled in or eligible for Medicare or increases in member premium.

Failure to reduce our operating costs could have a material adverse effect on our financial position, results of operations and cash flows.

        The level of our operating costs affects our profitability. As a result of MIPPA and the CMS sanction, our Medicare Advantage membership decreased significantly as of January 1, 2011. In addition, after consummation of the Part D Transaction, we are a much smaller company. If we are unable to reduce our operating expenses to better match the smaller size of our company, it could have a material adverse effect on our financial condition, results of operations and cash flows.

Competition in the insurance and healthcare industries is intense, and if we do not design and price our products properly and competitively, our membership and profitability could decline.

        We operate in a highly competitive industry. Some of our competitors are more established in the insurance and, health care industries, with larger market share, more established reputations and brands and greater financial resources than we have in some markets. In addition, other companies may enter our markets in the future. Medicare Advantage plans are generally bid upon or renewed annually. We compete for members in our Medicare Advantage plans on the basis of the following and other factors:

  •
  price,

  •
  the size, location, quality and depth of provider networks,

  •
  benefits provided,

  •
  quality and extent of services, and

  •
  reputation.

        In addition to the challenge of controlling health care costs, we face intense competitive pressure to contain premium prices. Factors such as business consolidations, strategic alliances, legislative reform and marketing practices create pressure to contain premium rate increases, despite being faced with increasing medical costs. Premium increases, introduction of new product designs, our relationship with our providers in various markets, and our possible exit from or entrance into additional markets, among other issues, could also affect our membership levels.

        We compete based on innovation and service, as well as on price and benefit offering. We may not be able to develop innovative products and services which are attractive to clients. Moreover, although we need to continue to expend significant resources to develop or acquire new products and services in the future, we may not be able to do so. We cannot be sure that we will continue to remain competitive, nor can we be sure that we will be able to market our products and services to clients successfully at current levels of profitability.

        Consolidation within the industries in which we operate, as well as the acquisition of any of our competitors by larger companies, may lead to increased competition. Strategic combinations involving our competitors could have an adverse effect on our business or results of operations.

        If we do not compete effectively in our markets, if we set rates too high in highly competitive markets to maintain or increase our market share, if we set rates too low to maintain or increase our profitability, if membership does not increase as we expect, if membership declines, if we fail are unable to innovate and deliver products and services that demonstrate value to our customers or if we lose members with favorable medical cost experience while retaining or increasing members with unfavorable medical cost experience, our business and results of operations could be materially adversely affected.

Our results of operations will be adversely affected if our insurance premium rates are not adequate.

        Our results of operations depend on our ability to charge and collect premiums sufficient to cover our health care costs, expenses of distribution and operations and provide a reasonable margin. Although we attempt to base the premiums we charge on our estimate of future health care costs, we may not be able to control the premiums we charge as a result of competition, government regulations and other factors. Our results of operations could be adversely affected if we are unable to set premium rates at appropriate levels or adjust premium rates in the event our health care costs increase.

        We set the premium rates on our insurance policies based on facts and circumstances known at the time we issue the policies and on assumptions about numerous variables, such as:

  •
  the actuarial probability of a policyholder incurring a claim;

  •
  the severity and duration of the claim;

  •
  the mortality rate of our policyholder base;

  •
  the persistency or renewal rate of our policies in force;

  •
  our commission and policy administration expenses; and

  •
  the interest rate earned on our investment of premiums.

        In setting premium rates, we consider historical claims information, industry statistics and other factors. We cannot be assured that the data and assumptions used at the time of establishing premium rates will prove to be correct and that premiums will be sufficient to cover benefits and expenses plus a reasonable margin.

        For certain of our traditional products, we can periodically file for rate increases, if our actual claims experience proves to be less favorable than we assumed. If we are unable to raise our premium rates, our net income may decrease. We generally cannot raise our premiums in any state unless we first obtain the approval of the insurance regulator in that state. We review the adequacy of our accident and health premium rates regularly and file rate increases on our products when we believe permitted premium rates are too low. When determining whether to approve or disapprove our rate increase filings, the various state insurance departments take into consideration:

  •
  our actual claims experience compared to expected claims experience;

  •
  policy persistency, which means the percentage of policies that are in-force at specified intervals from the issue date compared to the total amount originally issued;

  •
  investment income; and

  •
  medical cost inflation.

        If the regulators do not believe these factors warrant a rate increase, it is possible that we will not be able to obtain approval for premium rate increases from currently pending requests or requests filed in the future. If we are unable to raise our premium rates because we fail to obtain approval for rate increases in one or more states, our net income may decrease. If we are successful in obtaining regulatory approval to raise premium rates, the increased premium rates may reduce the volume of our new sales and cause existing policyholders to let their policies lapse. This would reduce our premium income in future periods. Increased lapse rates also could require us to expense all or a portion of the deferred policy costs relating to lapsed policies in the period in which those policies lapse, reducing our net income in that period.

The competitive bidding process for our Medicare Advantage plans may adversely affect our profitability.

        Payments for the local Medicare Advantage health plans and regional Medicare Advantage PPO programs are based on a competitive bidding process that may decrease the amount of premiums paid to us or cause us to increase the benefits we offer to our members. We are required to submit Medicare Advantage bids annually, approximately six months in advance of the corresponding benefit year. We endeavor to use the best available member eligibility, claims and risk score data at the time of developing the bids. Furthermore, we make actuarial assumptions about the utilization of benefits in our plans. However, these assumptions are subject to significant judgment and we cannot be assured that the data and assumptions used at the time of bid development will prove to be correct and that premiums will be sufficient to cover member benefits plus a reasonable margin. If our bid assumptions are too low and member claims are higher than anticipated, we could be required to expend significant unanticipated amounts which could have a material adverse effect on our business, profitability and results of operations.

Because our Medicare Advantage premiums, which generate most of our Medicare Advantage revenues, are fixed by contract, we are unable to increase our Medicare Advantage premiums during the contract term if our corresponding medical benefits expense exceeds our estimates which can adversely affect our results of operations.

        Most of our Medicare Advantage revenues are generated by premiums consisting of fixed monthly payments per member. We use a significant portion of our revenues to pay the costs of health care services delivered to our members. The principal costs consist of claims payments, capitation payments and other costs incurred to provide health insurance coverage to our members. Generally, premiums in the health care business are fixed on an annual basis by contract, and we are obligated during the contract period to provide or arrange of the provision of healthcare services as established by the Federal government.

        We are unable to increase the premiums we receive under these contracts during the then-current term. If our medical expenses exceed our estimates, except in very limited circumstances or as a result of risk score adjustments for member acuity, we generally cannot recover costs we incur in excess of our medical cost projections in the contract year through higher premiums. As a result, our profitability depends, to a significant degree, on our ability to adequately predict and effectively manage our medical expenses related to the provision of healthcare services. Accordingly, the failure to adequately predict and control medical expenses and to make reasonable estimates and maintain adequate accruals for incurred but not reported claims, known as IBNR, may have a material adverse effect on our financial condition, results of operations, or cash flows. If our estimates of reserves are inaccurate, our ability to take timely corrective actions or to otherwise establish appropriate premium pricing could be adversely affected. Failure to adequately price our products or to estimate sufficient medical claim reserves may result in a material adverse effect on our financial position, results of operations and cash flows. In addition, to the extent that CMS or Congress takes action to reduce the levels of payments to Medicare Advantage providers, our revenues would be adversely affected.

        We estimate the costs of our future medical claims and other expenses using actuarial methods and assumptions based upon claim payment patterns, cost trends, product mix, seasonality, medical inflation, historical developments, such as claim inventory levels and claim receipt patterns, and other relevant factors. We continually review estimates of future payments relating to medical claims costs for services incurred in the current and prior periods and make necessary adjustments to our reserves. However, historically, our medical expenses as a percentage of premium revenue have fluctuated. The principal factors that may cause medical expenses to exceed our estimates are:

  •
  increased utilization of medical facilities and services and prescription drugs;

  •
  increased cost of services;

  •
  our membership mix;

  •
  variances in actual versus estimated levels of cost associated with new products, benefits or lines of business;

  •
  product changes or benefit level changes;

  •
  periodic renegotiation of hospital, physician and other provider contracts, or the consolidation of these entities;

  •
  membership in markets lacking adequate provider networks;

  •
  changes in the demographics of our members and medical trends affecting them;

  •
  termination of capitation arrangements resulting in the transfer of membership to fee-for-service arrangements or loss of membership;

  •
  the occurrence of acts of terrorism, public health epidemics, severe weather events or other catastrophes;

  •
  the introduction of new or costly treatments and technologies;

  •
  medical cost inflation;

  •
  government mandated benefits or other regulatory changes; and

  •
  contractual disputes with hospitals, physicians and other providers.

Because of the relatively high average age of the Medicare population, medical expenses for our Medicare Advantage plans may be particularly difficult to control. We may not be able to continue to manage these expenses effectively in the future. If our medical expenses increase, our profits could be reduced or we may not remain profitable.

We hold reserves for expected claims, which are estimated, and these estimates involve an extensive degree of judgment; if actual claims exceed reserve estimates, our results could be materially adversely affected.

        Our benefits incurred expense reflects estimates of IBNR. We, together with our internal and external consulting actuaries, estimate our claim liabilities using actuarial methods based on historical data adjusted for payment patterns, cost trends, product mix, seasonality, utilization of healthcare services and other relevant factors. Actual conditions, however, could differ from those assumed in the estimation process, and those differences could be material. Due to the uncertainties associated with the factors used in these assumptions, the actual amount of benefit expense that we incur may be materially more or less than the amount of IBNR originally estimated, and materially different amounts could be reported in our financial statements for a particular period under different conditions or using different assumptions. We make adjustments, if necessary, to benefits incurred expense when the criteria used to determine IBNR change and when we ultimately determine actual claim costs. If our estimates of IBNR are inadequate in the future, our reported results of operations will be adversely affected. Further, our inability to estimate IBNR accurately may also affect our ability to take timely corrective actions or otherwise establish appropriate premium pricing, further exacerbating the extent of any adverse effect on our results.

Our reserves for future insurance policy benefits and claims on our traditional business may prove to be inadequate, requiring us to increase liabilities and resulting in reduced net income and stockholders' equity.

        We calculate and maintain reserves for the estimated future payment of claims to our insurance policyholders using the same actuarial assumptions that we use to set our premiums. For our traditional accident and health insurance business, we establish active life reserves for expected future policy benefits, plus a liability for due and unpaid claims, claims in the course of settlement, and incurred but not reported claims. Many factors can affect these reserves and liabilities, such as economic and social conditions, inflation, hospital and medical costs, changes in doctrines of legal liability and extra-contractual damage awards. Therefore, we necessarily base our reserves and liabilities on extensive estimates, assumptions and prior years' statistics. When we acquire other insurance companies or blocks of insurance, our assessment of the adequacy of acquired policy liabilities is subject to similar estimates and assumptions. Establishing reserves involves inherent uncertainties, and it is possible that actual claims could materially exceed our reserves and have a material adverse effect on our results of operations and financial condition. Our net income depends significantly upon the extent to which our actual claims experience is consistent with the assumptions we used in setting our reserves and pricing our policies. If our assumptions with respect to future claims are incorrect, and our reserves are insufficient to cover our actual losses and expenses, we would be required to increase our liabilities resulting in reduced net income, statutory surplus and stockholders' equity.

We may experience higher than expected loss ratios which could materially adversely affect our results of operations.

        We may experience higher than expected loss ratios if health care costs exceed our estimates. Factors that may cause health care costs to exceed our estimates include:

  •
  an increase in the cost of health care services and supplies, including pharmaceuticals;

  •
  higher than expected utilization of health care services;

  •
  periodic renegotiations of hospital, physician and other provider contracts;

  •
  the occurrence of catastrophic events, including epidemics and natural disasters;

  •
  general inflation or economic downturns;

  •
  new mandated benefits or other regulatory changes that increase our costs; and

  •
  other unforeseen occurrences.

        We seek to take appropriate actions in an effort to reverse any upward trend in our loss ratios; however, we can make no assurances that these actions will be sufficient. We also cannot give assurance that our loss ratios will not continue to increase beyond what we currently anticipate, and any increases could materially adversely affect our results of operations.

        In addition, medical liabilities in our financial statements include our estimated reserves for incurred but not reported and reported but not paid claims. The estimates for medical liabilities are made on an accrual basis. We believe that our reserves for medical liabilities are adequate, but we cannot assure you of this. Any adjustments to our medical liabilities could adversely affect our results of operations.

We are subject to extensive government regulation; compliance with laws and regulations is complex and expensive, and any violation of the laws and regulations applicable to us could reduce our revenues and profitability and otherwise adversely affect our operating results and/or impact our ability to sell Medicare products.

        There is substantial Federal and state governmental regulation of our business. Several laws and regulations adopted by the Federal government, such as the Affordable Care Act, the Sarbanes-Oxley Act of 2002, the Gramm-Leach-Bliley Act, the Health Insurance Portability and Accountability Act of 1996, which we refer to as HIPAA, the MMA, the USA PATRIOT Act, the False Claims Act, anti-kickback laws, MIPPA and "Do Not Call" regulations, have created administrative and compliance requirements for us. The requirements of these laws and regulations are continually evolving, and the cost of compliance may have an adverse effect on our profitability. As laws and regulations evolve, the costs of compliance, which are already significant, will tend to increase. If we fail to comply with existing or future applicable laws and regulations, as was the case in 2010 in connection with our 2010 CMS audit, we could suffer civil, criminal or administrative penalties. Different interpretations and enforcement policies of these laws and regulations could subject our current practices to allegations of impropriety or illegality, or could require us to make significant changes to our operations. In addition, we cannot predict the impact of future legislation and regulatory changes on our business or assure you that we will be able to obtain or maintain the regulatory approvals required to operate our business. In addition, we are subject to potential changes in the political environment that can affect public policy and can adversely affect the markets for our products.

        Laws and regulations governing Medicare and other state and federal healthcare and insurance programs are complex and subject to significant interpretation. As part of the Affordable Care Act, CMS has been exercising increased oversight and regulatory authority over our Medicare businesses. Compliance with such laws and regulations is subject to CMS audit, other governmental review and investigation and significant interpretation. There can be no assurance that we will be found to be in compliance with all such laws and regulations in connection with these audits, reviews and investigations. On November 19, 2010, CMS notified us that we were suspended from marketing to and enrolling new members in our Medicare Advantage plans, effective December 5, 2010. Further, on February 25, 2011, we received the final performance audit and inspection report from CMS with respect to its audit of our Medicare Advantage contracts conducted during 2010. The audit report noted deficiencies with respect to our Medicare Advantage contracts, including prescription drug formulary administration, coverage determinations and appeals, grievances, enrollment and disenrollment, premium billing and compliance plan deficiencies, that were in addition to the deficiencies noted in the November 19, 2010 suspension notice. Failure to correct the deficiencies noted in the February 25, 2011 audit report or to otherwise be in compliance with applicable laws and regulations could result in CMS imposing additional sanctions on us including penalties, fines or other operating restrictions, including termination of our right to participate in the Medicare program, which could have a material adverse effect on our business, financial condition and results of operations.

        Laws in each of the states in which we operate our health plans, insurance companies and other businesses also regulate our sales practices, operations, the scope of benefits, rate formulas, delivery systems, utilization review procedures, quality assurance, complaint systems, enrollment requirements, claim payments, marketing, and advertising. These state regulations generally require, among other things, prior approval or notice of new products, premium rates, benefit changes and specified material transactions, such as dividend payments, purchases or sales of assets, inter-company agreements, and the filing of various financial and operational reports.

        We are also subject to various governmental reviews, audits and investigations to verify our compliance with our contracts and applicable laws and regulations. State departments of insurance audit our health plans and insurance companies for financial and contractual compliance. State departments of health audit our health plans for compliance with health services. State attorneys general, CMS, the Office of the Inspector General of Health and Human Services, the Office of Personnel Management, the Department of Justice, the Department of Labor, the Government Accountability Office, state departments of insurance and departments of health and Congressional committees also conduct audits and investigations of us. We have historically incurred, and expect to continue to incur, significant costs to respond to governmental reviews, audits and investigations, and we expect these costs to increase over time as regulation increases and becomes more complex and as regulatory agencies and Congressional committees become more sophisticated and thorough.

        Any adverse review, audit or investigation, or changes in regulations resulting from the conclusion of reviews, audits or investigations, could result in:

  •
  repayment of amounts we have been paid pursuant to our government contracts;

  •
  imposition of civil or criminal penalties, fines or other sanctions on us;

  •
  loss of licensure or the right to participate in Medicare and other government-sponsored programs;

  •
  suspension of marketing and enrollment privileges;

  •
  damage to our reputation in various markets;

  •
  legislative or regulatory changes that affect our business and operations;

  •
  increased difficulty in marketing our products and services; and

  •
  prohibiting the expansion to new markets or the addition of new products in existing markets.

        Any of these events could make it more difficult for us to sell our products and services, reduce our revenues and profitability and otherwise adversely affect our operating results. CMS from time to time releases proposed or amended regulations that, if adopted, would, among other things, place tighter restrictions on marketing processes relative to the Medicare Advantage program and Medicare prescription drug benefit program. Depending upon the final content of these regulations, if CMS proposes and adopts them, compliance with and enforcement of the regulations could have a material adverse effect on our results of operations.

        We are also subject to a federal law commonly referred to as the "Anti-Kickback Statute." The Anti-Kickback Statute prohibits the payment or receipt of any "Remuneration" that is intended to induce referrals or the purchasing, leasing or ordering of any item or service that may be reimbursed, in whole or in part, under a Federal Health Care Program, such as Medicare. It also prohibits the payment or receipt of any Remuneration that is intended to induce the recommendation of the purchasing, leasing or ordering of any such item or service. In July 2009 and March 2010, we received subpoenas from the Department of Health and Human Services, Office of Inspector General, known as HHS-OIG, requesting documents related to marketing, sales and enrollment practices for our Today's Health Medicare HMO Plans which are offered in the State of Wisconsin. The investigation includes matters relating to the False Claims Act and Anti-Kickback Statute. Violations of such statutes could result in substantial monetary penalties and could also include exclusion from the Medicare program.

Changes in governmental regulation or legislative reform could increase our costs of doing business and adversely affect our profitability.

        The Federal government and the states in which we operate extensively regulate our health plans, insurance companies and other business. The laws and regulations governing our operations are generally intended to benefit and protect policyholders, health plan members and providers rather than shareholders. From time to time, Congress has considered various forms of "Patients' Bill of Rights" legislation, which, if adopted, could alter the treatment of coverage decisions under applicable federal employee benefits laws. There have also been legislative attempts at the state level to limit the preemptive effect of Federal employee benefits laws on state laws. If adopted, these types of limitations could increase our liability exposure and could permit greater state regulation of our operations. The government agencies administering these laws and regulations have broad latitude to enforce them. These laws and regulations, along with the terms of our government contracts, regulate how we do business, what services we offer, and how we interact with our policyholders, members, providers and the public. Healthcare laws and regulations are subject to frequent change and differing interpretations. Changes in the political climate or in existing laws or regulations, or their interpretations, or the enactment of new laws or the issuance of new regulations could adversely affect our business by, among other things:

  •
  imposing additional license, registration, or capital reserve requirements;

  •
  increasing our administrative and other costs;

  •
  forcing us to undergo a corporate restructuring;

  •
  increasing mandated benefits without corresponding premium increases;

  •
  limiting our ability to engage in inter-company transactions with our affiliates and subsidiaries;

  •
  adversely affecting our ability to operate under the Medicare program and to continue to serve our members and attract new members;

  •
  changing the manners or the basis upon which CMS reinsures us or pays premium to us, or upon which our members pay premiums;

  •
  forcing us to alter or restructure our relationships with providers and agents;

  •
  restricting our ability to market our products;

  •
  increasing governmental regulation or provision of healthcare services;

  •
  requiring that health plan members have greater access to non-formulary drugs;

  •
  expanding the ability of health plan members to sue their plans;

  •
  requiring us to implement additional or different programs and systems; and

  •
  prohibiting us from participating in existing or future programs and systems.

        While it is not possible to predict when and whether fundamental policy changes would occur, policy changes on the local, state and federal level could fundamentally change the dynamics of our industry, such as policy changes mandating a much larger role of the government in the health care arena. Changes in public policy could materially affect our profitability, our ability to retain or grow business, or our financial condition. State and federal governmental authorities are continually considering changes to laws and regulations applicable to us and are currently considering regulations relating to:

  •
  health insurance access and affordability;

  •
  disclosure of provider quality information;

  •
  electronic access to pharmacy and medical records;

  •
  formation of regional or national association health plans for small employers;

  •
  universal health coverage; and

  •
  disclosure of provider fee schedules and other data about payments to providers, sometimes called transparency.

        All of these proposals could apply to us and could result in new regulations that increase the cost of our operations. Any of the foregoing legislative or regulatory changes could adversely affect our or our service providers' ability to negotiate rebate and administrative fee arrangements with manufacturers and have a material adverse effect on our business and results of operations.

        Compliance with and enforcement of the existing and any proposed regulations could have a material adverse effect on our results of operations.

We are required to comply with laws governing the transmission, security and privacy of health information that require significant compliance costs, and any failure to comply with these laws could result in material criminal and civil penalties.

        Regulations under HIPAA require us to comply with standards regarding the exchange of health information within our company and with third parties, such as healthcare providers, business associates and our members. These regulations impose standards for common healthcare transactions, such as:

  •
  claims information, plan eligibility, and payment information;

  •
  unique identifiers for providers and employers;

  •
  security;

  •
  privacy; and

  •
  enforcement.

        HIPAA also provides that to the extent that state laws impose stricter privacy standards than HIPAA privacy regulations, HIPAA does not preempt the state standards and laws.

        Given the complexity of the HIPAA regulations, the possibility that the regulations may change, and the fact that the regulations are subject to changing and potentially conflicting interpretation, our ability to maintain compliance with the HIPAA requirements is uncertain and the costs of compliance are significant. Furthermore, a state's ability to promulgate stricter laws, and uncertainty regarding many aspects of state requirements, make compliance more difficult. To the extent that we submit electronic healthcare claims and payment transactions that do not comply with the electronic data transmission standards established under HIPAA, payments to us may be delayed or denied. Additionally, the costs of complying with any changes to the HIPAA regulations may have a negative impact on our operations. We could be subject to criminal penalties and civil sanctions for failing to comply with the HIPAA health information provisions, which could result in the incurrence of significant monetary penalties. In addition, our failure to comply with state health information laws that may be more restrictive than the regulations issued under HIPAA could result in additional penalties.

        Compliance with HIPAA regulations requires significant systems enhancements, training and administrative effort. HIPAA could also expose us to additional liability for violations by our business associates. A business associate is a person or entity, other than a member of the work force, who on behalf of an entity subject to HIPAA performs or assists in the performance of a function or activity involving the use or disclosure of individually identifiable health information, or provides legal, accounting, consulting, data aggregation, management, administrative, accreditation or financial services.

Legal and regulatory investigations and actions are increasingly common in the insurance and managed care business and may result in financial losses and harm our reputation.

        We face a significant risk of class action lawsuits and other litigation and regulatory investigations and actions in the ordinary course of operating our businesses. Due to the nature of our businesses, we are subject to a variety of legal and regulatory actions relating to our business operations, such as the design, management and offering of products and services. The following are examples of the types of potential litigation and regulatory investigations we face:

  •
  claims relating to sales or underwriting practices;

  •
  claims relating to the methodologies for calculating premiums;

  •
  claims relating to the denial or delay of health care benefit payments;

  •
  claims relating to claims payments and procedures;

  •
  additional premium charges for premiums paid on a periodic basis;

  •
  claims relating to the denial, delay or rescission of insurance coverage;

  •
  challenges to the use of software products used in administering claims;

  •
  claims relating to provider marketing;

  •
  anti-kickback claims;

  •
  claims under the False Claims Act;

  •
  claims by government agencies relating to compliance with laws and regulations;

  •
  medical malpractice or negligence actions based on our medical necessity decisions or brought against us on the theory that we are liable for our providers' alleged malpractice or negligence;

  •
  claims relating to product design;

  •
  allegations of anti-competitive and unfair business activities;

  •
  provider disputes over compensation and termination of provider contracts;

  •
  allegations of discrimination;

  •
  claims related to the failure to disclose business practices;

  •
  allegations of breaches of duties to customers;

  •
  claims relating to inadequate or incorrect disclosure or accounting in our public filings;

  •
  allegations of agent misconduct;

  •
  claims related to deceptive trade practices;

  •
  claims relating to suitability of annuity products; and

  •
  claims relating to customer audits and contract performance.

        Plaintiffs in class action and other lawsuits against us may seek very large or indeterminate amounts, and punitive and treble damages, which may remain unknown for substantial periods of time. We are also subject to various regulatory inquiries, such as information requests, formal and informal inquiries, subpoenas and books and record examinations, from state and Federal regulators and other authorities. A substantial legal liability or a significant regulatory action against us could have an adverse effect on our business, financial condition and results of operations.

        We cannot predict the outcome of actions we face with certainty, and we have incurred and are incurring expenses in the defense of our past and current matters. We also may be subject to additional litigation in the future. Litigation could materially adversely affect our business or results of operations because of the costs of defending these cases, the costs of settlement or judgments against us, or the changes in our operations that could result from litigation. The defense of any these actions may be time-consuming and costly, and may distract our management's attention. In addition, we could suffer significant harm to our reputation, which could have an adverse effect on our business, financial condition and results of operations. As a result, we may incur significant expenses and may be unable to effectively operate our business.

        Potential liabilities may not be covered by insurance or indemnity, insurers or indemnifying parties may dispute coverage or may be unable to meet their obligations or the amount of our insurance or indemnification coverage may be inadequate. In some cases, treble damages may be sought. In addition, some types of damages, such as punitive damages or damage for willful acts, may not be covered by insurance. The cost of business insurance coverage has increased, and may in the future increase, significantly. Insurance coverage for all or some forms of liability may become unavailable or prohibitively expensive in the future. We cannot assure you that we will be able to obtain insurance coverage in the future, or that insurance will continue to be available on a cost-effective basis, if at all.

        The health care industry continues to receive significant negative publicity regarding the public's perception of it. This publicity and public perception have been accompanied by increased litigation, in some cases resulting in:

  •
  large jury awards,

  •
  legislative activity,

  •
  regulation, and

  •
  governmental review of industry practices.

        These factors, as well as any negative publicity about us in particular, could adversely affect our ability to market our products or services and to attract and retain members, may require us to change our products or services, may increase the regulatory burdens under which we operate and may require us to pay large judgments or fines. Any combination of these factors could further increase our cost of doing business and adversely affect our financial position, results of operations and cash flows.

CMS's risk adjustment payment system and budget neutrality factors make our revenue and profitability difficult to predict and could result in material retroactive adjustments to our results of operations.

        All of the Medicare Advantage programs we offer are subject to Congressional appropriation. As a result, our profitability is dependent, in large part, on continued funding for government healthcare programs at or above current levels. The reimbursement rates paid to health plans like ours by the Federal government are established by contract, although the rates differ depending on a combination of factors such as a member's health status, age, gender, county or region, benefit mix, member eligibility categories, and the plans' risk scores.

        CMS has implemented a risk adjustment model that apportions premiums paid to Medicare health plans according to health severity. The risk adjustment model pays more for enrollees with predictably higher costs. Under this model, rates paid to Medicare Advantage plans are based on actuarially determined bids, which include a process whereby our prospective payments are based on a comparison of our beneficiaries' risk scores, derived from medical diagnoses, to those enrolled in the government's original Medicare program.

        Under the risk adjustment methodology, all Medicare health plans must capture, collect and submit the necessary diagnosis code information from inpatient and ambulatory treatment settings to CMS within prescribed deadlines. The CMS risk adjustment model uses this diagnosis data to calculate the risk adjusted premium payment to Medicare health plans. We generally rely on providers to code their claim submissions with appropriate diagnoses, which we send to CMS as the basis for our payment received from CMS under the actuarial risk-adjustment model. We also rely on providers to appropriately document all medical data, including the diagnosis data submitted with claims. As a result of this process, it is difficult to predict with certainty our future revenue or profitability. CMS may also change the manner in which it calculates risk adjusted premium payments in ways that are adverse to us. In addition, our own risk scores for any period may result in favorable or unfavorable adjustments to the payments we receive from CMS and our Medicare premium revenue. Because diagnosis coding is a manual process, there is the potential for human error in the recording of codings, and there can be no assurance that our contracting physicians and hospitals will be successful in improving the accuracy of recording diagnosis code information and therefore our risk scores.

        During 2008, CMS announced its intention to engage in a pilot program to more extensively audit a select group of Medicare Advantage health plans in the area of hierarchical condition category, or HCC, coding for the determination of risk score revenue. These audits were labeled "Risk Adjustment Data Validation" audits, or RADV. RADV audits review medical record documentation in an attempt to validate provider coding practices and the presence of risk adjustment conditions which influence the calculation of premium payments to Medicare Advantage plans. Following the completion of the RADV pilot, CMS has extended its audit program to randomly selected Plans for the stated purpose of generating statistically valid payment error estimates. While CMS has not yet fully disclosed its final intent with respect to RADV findings it should be noted that this audit, like any other audit pursued by CMS, may result in an adverse impact to revenue on a prospective or retrospective basis. We have been selected to participate in the extended audit program and have recently completed our initial data submission to CMS. These audits may result in retrospective adjustments to payments made to health plans. In December 2010, CMS published for public comment a new proposed RADV audit and payment adjustment methodology. The proposed methodology contains provisions allowing retroactive contract level payment adjustments for the year audited using an extrapolation of the "error rate" identified in audit samples. Depending on the methodology utilized, potential payment adjustments could have a material adverse effect on our results of operations, financial position and cash flows.

        Coincident with phase-in of the risk-adjustment methodology, CMS also adjusted payments to Medicare Advantage plans by a "budget neutrality" factor. CMS implemented the budget neutrality factor to prevent overall health plan payments from being reduced during the transition to the risk-adjustment payment model. CMS first developed the payment adjustments for budget neutrality in 2002 and began to use them with the 2003 payments. CMS began phasing out the budget neutrality adjustment in 2007 and will fully eliminate it by 2011. The risk adjustment methodology and phase-out of the budget neutrality factor will reduce our plans' premiums unless our risk scores increase. We do not know if our risk scores will increase in the future or, if they do, that the increases will be large enough to offset the elimination of this adjustment. As a result of the CMS payment methodology described previously, the amount and timing of our CMS monthly premium payments per member may change materially, either favorably or unfavorably. In addition, the possibility exists that CMS may reduce revenues in the future for plans whose risk scores have increased significantly greater than the general Medicare average increase in risk scores. If our risk scores increase significantly greater than the general Medicare average increase, and CMS introduces this approach, it could adversely affect our results of operations.

We rely on the accuracy of information provided by CMS regarding the eligibility of an individual to participate in our Medicare Advantage plans, and any inaccuracies in those lists could cause CMS to recoup premium payments from us with respect to members who turn out not to be ours, or could cause us to pay benefits in respect of members who turn out not to be ours, which could reduce our revenue and profitability.

        Premium payments that we receive from CMS are based upon eligibility lists produced by Federal and local governments. From time to time, CMS requires us to reimburse it for premiums that we received from CMS based on eligibility and dual-eligibility lists that CMS later discovers contained individuals who were not in fact residing in our service areas or eligible for any government-sponsored program or were eligible for a different premium category or a different program. We may have already provided services to these individuals and reimbursement of amounts paid on behalf of services provided to them may be unrecoverable. In addition to recoupment of premiums previously paid, we also face the risk that CMS could fail to pay us for members for whom we are entitled to payment. Our profitability would be reduced as a result of this failure to receive payment from CMS if we had made related payments to providers and were unable to recoup these payments from them.

If we are unable to develop and maintain satisfactory relationships with the providers of care to our members, our profitability could be adversely affected and we may be precluded from operating in some markets.

        We contract with physicians, hospitals and other providers to deliver health care to our members. Our Medicare Advantage products encourage or require our customers to use these contracted providers. In some circumstances, these providers may share medical cost risk with us or have financial incentives to deliver quality medical services in a cost-effective manner. Our operations and profitability are significantly dependent upon our ability to enter into appropriate cost-effective contracts with hospitals, physicians and other healthcare providers that have convenient locations for our members in our geographic markets.

        In the long term, our ability to contract successfully with a sufficiently large number of providers in a particular geographic market will affect the relative attractiveness of our Medicare Advantage and managed care products in that market. Any difficulty in contracting with providers in a market could preclude us from renewing or from entering our Medicare contracts in that market. We will be required to establish acceptable provider networks prior to entering new markets. We may be unable to maintain our relationships with our network providers or enter into agreements with providers in new markets on a timely basis or under favorable terms. In any particular market, providers could refuse to contract with us, demand to contract with us, demand higher payments, or take other actions that could result in higher health care costs for us, less desirable products for members, disruption of benefits to our members, or difficulty meeting regulatory or accreditation requirements. In some markets, some providers, particularly hospitals, physician specialty groups, physician/hospital organizations or multi-specialty physician groups, may have significant market positions and negotiating power. In addition, physician or practice management companies, which aggregate physician practices for administrative efficiency and marketing leverage, may compete directly with us. In our southeastern Texas HMO market, one of our significant provider groups has formed a health plan. If, at some point, this provider group refuses to contract with us, uses its market position to negotiate favorable contracts or otherwise places us at a competitive disadvantage, our ability to market products or to be profitable in that market could be adversely affected.

        In some situations, we have contracts with individual or groups of primary care physicians for a fixed, per-member-per-month fee under which physicians are paid an amount to provide all required medical services to our members. This type of contract is referred to as a "capitation" contract. The inability of providers to properly manage costs under these capitation arrangements can result in the financial instability of these providers and the termination of their relationship with us. In addition, payment or other disputes between a primary care provider and specialists with whom the primary care provider contracts can result in a disruption in the provision of services to our members or a reduction in the services available to our members. The financial instability or failure of a primary care provider to pay other providers for services rendered could lead those other providers to demand payment from us even though we have made our regular fixed payments to the primary provider. There can be no assurance that providers with whom we contract will properly manage the costs of services, maintain financial solvency or avoid disputes with other providers. Any of these events could have an adverse effect on the provision of services to our members and our operations, resulting in loss of membership or higher healthcare costs or other adverse effects.

Substantially all our revenues are tied to our Medicare businesses and regulated by CMS and if our government contracts are not renewed or are terminated, our business could be substantially impaired.

        We earn substantially all of our revenue from our Medicare businesses in which CMS is not only our largest customer but also our regulator. If we are unable to maintain a constructive relationship with CMS, our business could suffer materially. As a government contractor, we provide our Medicare benefits and other services through a limited number of contracts with Federal government agencies. These contracts generally have terms of one or two years and are subject to non-renewal by the applicable agency. All of our government contracts are terminable for cause if we breach a material provision of the contract or violate relevant laws or regulations. In addition, a government agency may suspend our right to add new members if it finds deficiencies in our provider network or operations, as was the case for a significant portion of the 2011 selling season as a result of CMS sanctions. If we are unable to renew, or to successfully re-bid or compete for any of our government contracts, or if any of our contracts are terminated, our business could be substantially impaired. If any of those circumstances were to occur, we would likely pursue one or more alternatives, such as

  •
  seeking to enter into contracts in other geographic markets,

  •
  seeking to enter into contracts for other services in our existing markets, or

  •
  seeking to acquire other businesses with existing government contracts.

        If we were unable to do so, we could be forced to cease conducting business. In this event, our revenues and profits would decrease materially.

A reduction in the number of members in our health plans could adversely affect our results of operations.

        A reduction in the number of members in our health plans could adversely affect our results of operations. The principal factors that could contribute to the loss of membership are:

  •
  regulatory changes such as MIPPA which resulted in the loss of approximately 60,000 members;

  •
  regulatory actions, such as the CMS sanctions imposed in November 2010, which prevented us from marketing and enrolling new Medicare Advantage members for a significant portion of the 2011 selling season;

  •
  competition in premium or plan benefits from other health care benefit companies;

  •
  competition from physicians or other provider groups who may elect to form their own health plans;

  •
  inability to develop and maintain satisfactory relationships with the providers of care to our members;

  •
  our increases in premiums or benefit changes;

  •
  our exit from a market or the termination of a health plan;

  •
  negative publicity and news coverage relating to our company or the managed health care industry generally;

  •
  general economic conditions that induce beneficiaries to cancel their coverage; and

  •
  catastrophic events, such as epidemics, natural disasters, man-made catastrophes and other unforeseen occurrences.

We derive a substantial portion of our Medicare Advantage HMO revenues and profits from Medicare Advantage HMO operations in Texas, and legislative actions, economic conditions or other factors that adversely affect those operations could materially reduce our revenues and profits.

        We derive a substantial portion of our Medicare Advantage HMO revenues and profits from Medicare Advantage HMO operations in Texas. If we are unable to continue to operate in Texas, or if we must significantly curtail our current operations in any portion of Texas, our revenues will decrease materially. Our reliance on our operations in Texas could cause our revenues and profitability to change suddenly and unexpectedly, depending on legislative actions, economic conditions and similar factors.

We may experience future lapsation in our Medicare supplement business, requiring faster amortization of the deferred acquisition costs.

        We have in the past experienced higher than expected lapsation in our Medicare supplement business. We believe competitive pressure from other Medicare supplement companies and Medicare Advantage products, as well as the departure of some of our sales managers, and other factors, contributed to the level of lapsation. This excess lapsation required us to accelerate the amortization of the deferred acquisition cost and present value of future profits assets associated with the business that lapsed. We cannot give assurances that lapsation of our Medicare supplement business will not again increase, requiring faster amortization of the deferred costs.

We no longer sell long-term care insurance and the premiums that we charge for the long-term care policies that remain in force may not be adequate to cover the claims expenses that we incur.

        We stopped selling new long-term care business at the end of 2004. As of December 31, 2010, approximately $27 million of annualized premium remains in force, of which we retain approximately $19 million.

        We estimate costs associated with long-duration insurance policies, such as long-term care policies sold to individuals, for which some of the premium received in the earlier years is intended to pay anticipated benefits to be incurred in future years. These future policy benefit reserves are recognized on a net level premium method based on interest rates, mortality, morbidity, withdrawal and maintenance expense assumptions from published actuarial tables, as modified based upon actual experience.

        The assumptions used to determine the liability for future policy benefits are established and locked in at the time each contract is acquired and would only change if our expected future experience deteriorated to the point that the level of the liability, together with the present value of future gross premiums, are not adequate to provide for future expected policy benefits. Long-term care policies provide for long-duration coverage and, therefore, our actual claims experience will emerge many years after assumptions have been established. The risk of a deviation of the actual morbidity and mortality rates from those assumed in our reserves are particularly significant to our closed block of long-term care policies. We monitor the loss experience of these long-term care policies, and, when necessary, apply for premium rate increases through a regulatory filing and approval process in the jurisdictions in which such products were sold. However, to the extent actual premium rate increases or loss experience vary from our acquisition date assumptions, adjustments to increase reserves could be required.

        Our block of long-term care business continues to generate losses; a portion of the losses we have incurred relates to a specific block of Florida home health care business that we stopped selling in 1999.

        There can be no assurance that our expected future premiums will be adequate to cover future claims expense. Additionally there can be no assurance that rate increases we may seek will be approved by the applicable state regulators or, if approved, will be adequate to fully mitigate adverse loss experience. We may be required to post additional reserves to cover premium deficiencies that may develop in the future, which could be material.

Our business and its growth are subject to risks related to difficulties in the financial markets and general economic conditions.

        Over the past several years, financial markets around the world experienced extreme disruption, including, among other things, extreme volatility in security prices, severely diminished liquidity and credit availability, rating downgrades and declining or indeterminate valuations of many investments and declines in real estate values. Governments took unprecedented actions intended to address these market conditions. While currently these conditions have not impaired our ability to access credit markets and finance our operations, largely because our financing has generally come from internal cash generation since September 2007, there can be no assurance that there will not be a further deterioration in financial markets and confidence in major economies or that any deterioration in markets or confidence will not impair our ability to access credit markets and finance our operations.

        These economic developments affect businesses such as ours in a number of ways, many of which we cannot predict. Among the potential effects could be further writedowns in the value of investments we hold and an inability to access credit markets should we require external financing. In addition, it is possible that economic conditions, and resulting budgetary concerns, could prompt the federal government to make changes in the Medicare program, which could adversely affect our results of operations. We are unable to predict the likely duration and severity of the current disruptions in financial markets and adverse economic conditions, or the effects these disruptions and conditions could have on us.

We may suffer losses due to fraudulent activity, which could adversely affect our financial condition and results of operation.

        Traditional Medicare and the newer Medicare Advantage plans have in the past been subject to fraudulent activity perpetrated by actual and purported beneficiaries and providers, as well as others. In 2009 we incurred losses as a result of a fraudulent scheme or a group of similar fraudulent schemes. While we have undertaken efforts to prevent these schemes, there can be no assurance that we will not again become the target of fraud, or that we will detect fraud prior to incurring losses. The need to expend effort and construct infrastructure to combat fraud requires significant expenditures. These expenditures, and losses arising from any fraud that we suffer, could have a material adverse effect on our financial condition and results of operations.

The occurrence of natural or man-made disasters could adversely affect our financial condition and results of operation.

        We are exposed to various risks arising out of natural disasters, such as:

  •
  earthquakes;

  •
  hurricanes;

  •
  floods, tornadoes;

  •
  pandemic health events such as avian influenza; and

  •
  man-made disasters, such as acts of terrorism, political instability and military actions.

        For example, a natural or man-made disaster could lead to unexpected changes in persistency rates as policyholders and members who are affected by the disaster may be unable to meet their contractual obligations, such as payment of premiums on our insurance policies. The continued threat of terrorism and ongoing military actions may cause significant volatility in global financial markets, and a natural or man-made disaster could trigger an economic downturn in the areas directly or indirectly affected by the disaster. These consequences could, among other things, result in a decline in business and increased claims from those areas. Disasters also could disrupt communications and financial services and other aspects of public and private infrastructure, which could disrupt our normal business operations.

        A natural or man-made disaster also could disrupt the operations of our counterparties or result in increased prices for the products and services they provide to us. In addition, a disaster could adversely affect the value of the assets in our investment portfolio if it affects companies' ability to pay principal or interest on their securities.

If we are unsuccessful in our acquisitions it may have an adverse effect on our business, growth plans, financial condition and results of operations.

        The rapid growth in the size and complexity of our operations has placed, and will continue to place, significant demands on our management, operations systems, accounting systems, internal control systems and financial resources. As part of our strategy, we have experienced, and may continue to experience, growth through acquisitions, including following the consummation of the Transactions.

        Acquisitions involve numerous risks, some of which we have experienced in the past, such as:

  •
  difficulties in the integration of operations, technologies, products, systems and personnel of the acquired company;

  •
  diversion of financial and management resources from existing operations;

  •
  potential increases in policy lapses;

  •
  potential losses from unanticipated litigation, undiscovered or undisclosed liabilities or unanticipated levels of claims;

  •
  inability to generate sufficient revenue to offset acquisition costs;

  •
  loss of key customer accounts;

  •
  loss of key provider contracts or renegotiation of existing contracts on less favorable terms; and

  •
  other systems and operational integration risks.

        In addition, we generally are required to obtain regulatory approval from one or more governmental agencies when making acquisitions, which may require a public hearing, regardless of whether we already operate a plan in the state in which the business to be acquired is located. We may be unable to comply with these regulatory requirements for an acquisition in a timely manner, or at all. Moreover, some sellers may insist on selling assets that we may not want, such as commercial lines of business, or transferring their liabilities to us as part of the sale of their companies or assets. Even if we identify suitable acquisition targets, we may be unable to complete acquisitions or obtain the necessary financing for acquisitions on terms favorable to us, or at all.

        To the extent we complete an acquisition, we may be unable to realize the anticipated benefits from it because of operational factors or difficulties in integrating the following or other aspects of acquisitions with our existing businesses:

  •
  additional employees who are not familiar with our operations;

  •
  new provider networks, which may operate on terms different from our existing networks;

  •
  additional members, who may decide to transfer to other healthcare providers or health plans;

  •
  disparate information technology, claims processing and record keeping systems; and

  •
  accounting policies, some of which require a high degree of judgment or complex estimation processes, such as estimates of reserves, IBNR claims, valuation and accounting for goodwill and intangible assets, stock-based compensation and income tax matters.

        For all of the above reasons, we may not be able to implement our acquisition strategy successfully, which could materially adversely affect our growth plans and on our business, financial condition and results of operations.

        Furthermore, in the event of an acquisition or investment, you should be aware that we may issue stock that would dilute stock ownership, incur debt that would restrict our cash flow, assume liabilities, incur large and immediate write-offs, incur unanticipated costs, divert management's attention from our existing business, experience risks associated with entering markets in which we have no or limited prior experience, or lose key employees from the acquired entities or our historical business.

Any failure by us to manage our operations or to successfully complete or integrate acquisitions, dispositions and other significant transactions could harm our financial results, business and prospects.

        As part of our business strategy, we frequently engage in discussions with third parties regarding possible investments, acquisitions, dispositions, strategic alliances, joint ventures and outsourcing transactions and often enter into agreements relating to these transactions that are designed to enhance our business objectives. In order to pursue this strategy successfully, we must identify suitable candidates for, and successfully complete, transactions as well as effectively integrate any acquired companies into our operations and efficiently separate any businesses we sell, such as the Transactions. If we fail to identify and successfully complete transactions that further our strategic objectives, we may be required to expend resources to develop products and technology internally, we may be unable to sustain our historical growth rates, we may be put at a competitive disadvantage or we may be adversely affected by negative market perceptions, any of which may have a material adverse effect on our results of operations, financial position or cash flows.

Failure to manage our internal growth and expansion could have a material adverse effect on our business, financial condition and results of operations.

        Additionally, we are likely to incur additional costs if we develop new product offerings or enter new service areas or states where we do not currently operate, which may limit our ability to expand to, or further expand in, those areas. Our rate of expansion into new geographic areas may also be limited by:

  •
  our inability to raise sufficient capital;

  •
  the time and costs associated with designing and filing new product forms and recruiting related sales forces to offer products in the new area;

  •
  the time and costs associated with obtaining regulatory approval to operate in the new area or expanding our licensed service area, as the case may be;

  •
  our inability to develop a network of physicians, hospitals, and other healthcare providers that meets our requirements and those of the applicable regulators;

  •
  competition, which could increase the costs of recruiting members, reduce the pool of available members, or increase the cost of attracting and maintaining our providers;

  •
  the cost of providing healthcare services in those areas;

  •
  the cost of implementation and on-going administration of newly developed programs and services;

  •
  our inability to achieve sufficient scale of operations to cover the administration and marketing costs associated with entering new markets; and

  •
  demographics and population density.

        Our ability to manage our growth and compete effectively will depend, in part, on our success in addressing these demands and risks. Any failure by us to effectively manage our growth could have a material adverse effect on our business, financial condition or results of operations.

We have incurred and may in the future incur significant expenses in connection with the implementation and expansion of our new Medicare Advantage plans, which could adversely affect our operating results.

        Over the years, we have significantly expanded our Medicare Advantage operations. As a result of the passage of MIPPA, as of January 1, 2011, we will continue to offer PFFS products only in areas that have either met approved CMS network access requirements or are in certain designated rural areas. We developed network-based products in selected core markets to enable the migration of our PFFS membership to these products. We expect to continue to expand our network and product offerings.

        In connection with this expansion, we have incurred expenses to upgrade and improve our infrastructure, technology, and systems to manage these products, and will in the future incur additional expenses. In particular, we incurred the following expenses in connection with the implementation and expansion of our Medicare Advantage program:

  •
  hiring and training of personnel to establish and manage systems, operations, regulatory relationships, and materials;

  •
  systems development and upgrade costs, such as hardware, software and development resources;

  •
  marketing and sales;

  •
  enrolling new members;

  •
  developing and distributing member materials such as ID cards and member handbooks; and

  •
  handling sales inquiry and customer service calls.

        There can be no assurance that we will recoup these expenditures or that they will result in profitable operations, currently or in the future.

Our business may be materially adversely impacted by CMS's adoption of the new coding set for diagnoses.

        CMS has adopted a new coding set for diagnoses, commonly known as ICD-10, which significantly expands the number of codes utilized. The new coding set is currently required to be implemented by October 1, 2013. We may be required to incur significant expenses in implementing the new coding set. If we do not adequately implement the new coding set, our business and results of operations may be materially adversely affected.

If we fail to properly maintain the integrity of our data and information systems, our business could be materially adversely affected.

        Our business depends significantly on efficient, effective and secure information systems and the integrity and timeliness of the data we use to run our business. We have various information systems that support our operating segments. The information gathered and processed by our management information systems assists us in, among other things, marketing and sales tracking, underwriting, billing, claims processing, medical management, medical care cost and utilization trending, financial and management accounting, reporting, planning and analysis and e-commerce. These systems also support on-line customer service functions, provider and member administrative functions and support tracking and extensive analyses of medical expenses and outcome data.

        Our information systems and applications require an ongoing commitment of significant resources to maintain, protect and enhance existing systems and develop new systems to keep pace with continuing changes in information processing technology, evolving industry and regulatory standards and changing customer preferences. If the information we rely upon to run our businesses were to be found to be inaccurate or unreliable, if we fail to properly maintain our information systems and data integrity, or if we fail to successfully update or expand processing capability or develop new capabilities to meet our business needs in a timely manner, we could have operational disruptions, have problems in determining medical cost estimates and establishing appropriate pricing, have customer and physician and other health care provider disputes, lose our ability to produce timely and accurate reports, have regulatory or other legal problems, have increases in operating and administrative expenses, lose existing customers, have difficulty in attracting new customers or in implementing our growth strategies, sustain losses due to fraud or suffer other adverse consequences.

        To the extent we fail to maintain effective information systems, we may need to contract for these services with third-party management companies, which may be on less favorable terms to us and significantly disrupt our operations and information flow. In addition, we have outsourced the operation of our data centers to independent third parties and may from time to time obtain additional services or facilities from other independent third parties. Dependence on third parties for these services and facilities may make our operations vulnerable to their failure to perform as agreed.

        Furthermore, our business requires the secure transmission of confidential information over public networks. Because of the confidential health information we store and transmit, security breaches could expose us to a risk of regulatory action, litigation, possible liability and loss. Our security measures may be inadequate to prevent security breaches, and our business operations and profitability would be adversely affected by cancellation of contracts, loss of members and potential criminal and civil sanctions if they are not prevented.

        There can be no assurance that our process of improving existing systems, developing new systems to support our expanding operations, integrating new systems, protecting our proprietary information, and improving service levels will not be delayed or that additional systems issues will not arise in the future. Failure to adequately protect and maintain the integrity of our information systems and data may result in a material adverse effect on our financial positions, results of operations and cash flows.

If our reinsurers fail to meet their financial obligations, it could require us to fund significant liabilities.

        Like many insurance companies, we transfer exposure to certain risks to others through reinsurance arrangements. Under these arrangements, the reinsurers assume a portion of the premium on the reinsured business and are responsible for a portion of the losses and expenses on that business. At December 31, 2010, we had $718 million recoverable from reinsurers, including $706 million recoverable on future policy benefits and unpaid claims, $4 million in funds held and $8 million for amounts due on paid claims and commissions and expense allowances, net of premiums reinsured. When we obtain reinsurance, we are still liable for those transferred risks if the reinsurer cannot meet its obligations. Therefore, the inability of our reinsurers to meet their financial obligations may require us to increase liabilities, thereby reducing our net income and overall profitability.

Our reliance upon third party administrators and other outsourcing arrangements may disrupt or adversely affect our operations.

        We depend, and may in the future increase our dependence, on independent third parties for significant portions of our data center operations, data network, voice communication services and pharmacy data processing and payment and other systems-related support, equipment, facilities and data. This dependence makes our operations vulnerable to the third parties' failure to perform adequately under the contract, due to internal or external factors. In the future, this dependence may increase as we may outsource additional areas of our business operations to additional vendors. If our relationships with our outsourcing partners are significantly disrupted for any reason, we may not be able to find an alternative partner in a timely manner or on acceptable financial terms. As a result, we may not be able to meet the demands of our customers and, in turn, our business, cash flows, financial condition and results of operations may be harmed.

        We have outsourced portions of the operation of our data center, call centers and new business processing services to independent third parties and may from time to time obtain additional services or facilities from other independent third parties. Dependence on third parties for these services and facilities may make our operations vulnerable to their failure to perform as agreed. Incorrect information from these entities could generate inaccurate or incomplete membership and payment reports concerning our Medicare eligibility and enrollment, and claims information used by CMS to determine plan benefit subsidies and risk corridor payments. This could cause us to incur additional expense to utilize additional resources to validate, reconcile and correct the information. We have not been able to independently test and verify some of these third party systems and data. There can be no assurance that future third party data will not disrupt or adversely affect our plans' relationships with our members or our results of operations. A change in service providers or a move of services from a third party to internal operations could result in a decline in service quality and effectiveness, increased cost or less favorable contract terms which could adversely affect our operating results. Some of our outsourced services are being performed offshore. CMS requires attestations from plans that utilize the services of offshore vendors as to the vendors' ability to perform delegated functions. Prevailing economic conditions and other circumstances could prevent our offshore vendors' ability to adequately perform as agreed, which would impair our ability to provide the requisite attestations to CMS and could have a material adverse effect on our results of operations and financial condition.

Our business may suffer if we are not able to hire and retain sufficient qualified personnel or if we lose our key personnel.

        Our future success depends partly on the continued contribution of our senior management and other key employees. While we currently have employment agreements with key executives, these do not guarantee that the services of these executives will continue to be available to us. The loss of the services of any of our senior management, or other key employees, including as a result of the Transactions, could harm our business. In addition, recruiting and retaining the personnel we require to effectively compete in our markets may be difficult. If we fail to hire and retain qualified employees, we may not be able to maintain and expand our business.

The limited annual enrollment period may make it difficult to retain an adequate sales force.

        As a result of the limited annual enrollment period and the subsequent "lock-in" provisions of the MMA, our internal and external sales force may be limited in its ability to market some of our products year-round. Our agents rely substantially on sales commissions for their income. Given the limited annual sales window, it may become more difficult to find agents to market and promote our products.

We may be responsible for the actions of our independent and career agents, and restrictions on our ability to market would adversely affect our revenue.

        In regulatory proceedings and reviews and other litigation regulators and our members sometimes claim that agents failed to comply with applicable laws, regulations and rules, or acted improperly in other ways, and that we are responsible for the alleged failure. We could be liable for contractual and extra-contractual damages on these claims and other penalties, such as a suspension from marketing and enrolling new members. We cannot assure you that any future claim will not result in material liability in the future. Federal and state regulators increasingly scrutinize the marketing practices of insurers, such as Medicare Advantage and PFFS plans and MA-PDs and their marketing agents, and there is no guarantee that regulators will not continue to scrutinize the practices of our Medicare Advantage plans and our marketing agents, and that such practices will not expose us to liability.

        We rely on our marketing and sales efforts for a significant portion of our premium revenue growth. The Federal government and state governments in the states in which we currently operate permit marketing but impose strict requirements and limitations as to the types of marketing activities that we may conduct. If our marketing efforts were to be prohibited or curtailed, our ability to increase or sustain membership would be significantly harmed, which would adversely affect our revenue and results of operations.

        Similarly, Federal and state governments and regulatory agencies have recently placed an increased focus on the sales and marketing of private fee-for-service plans. Concerns over the growing number of market conduct complaints regarding improprieties in agents' sales activities of private fee-for-service plans have spawned stricter marketing standards by CMS relating to these plans and their agents. This heightened focus on market conduct and stricter standards in the marketing and sales of private fee-for-service plans has required us to modify our systems, increase our costs and change our agent training requirements, which could result in a material adverse effect on our results of operations and financial condition.

We may not be able to compete successfully if we cannot recruit and retain insurance agents, which could materially adversely affect our business and ability to compete.

        We distribute our products principally through career agents and independent agents who we recruit and train to market and sell our products. We also engage managing general agents from time to time to recruit agents and develop networks of agents in various states. Strong competition exists for sales agents. We compete with other insurance companies for productive agents, primarily on the basis of our financial position, support services, compensation and product features. It can be difficult to successfully compete for productive agents with larger insurance companies that have higher financial strength ratings than we do. In addition, our ability to attract, motivate and retain agents may be negatively impacted by the CMS sanction which prevented our agents from marketing to and enrolling new Medicare Advantage members during a significant portion of the 2011 selling season. Our business and ability to compete will suffer if we are unable to recruit and retain insurance agents or if we lose the services provided by our managing general agents.

We make cash advances to our agents to assist in the development of agency offices and recruitment of agents.

        We historically invested in our career distribution agencies to provide monetary assistance in the development of offices and recruitment of agents to build a controlled distribution force for our various products. In late 2006, we began recruiting career managers to develop offices for distribution of our products. We have opened a significant number of new "expansion" offices since then. We have advanced much of the cost of the development of these new offices; however, these costs are the responsibility of the manager of the individual office, to be repaid from future profits of the office. Collection of these advances is generally made from the commissions earned from the production of these offices or personal guarantees of the office managers. We incurred charges of $13.6 million and $15.0 million with respect to these matters during 2009 and 2010, respectively and there can be no assurance that production levels or personal assets of the managers will be sufficient to repay the obligation and that we will not be required to incur additional charges.

A significant portion of our assets are invested in fixed income securities and other securities that are subject to market fluctuations, which have recently been intensified by general economic conditions.

        A significant portion of our investment portfolio consists of fixed income securities and other investment securities. Our portfolio can be viewed on our web site, www.universalamerican.com, in the "Investors" section. Our reference to the web site in this report is not intended to, and does not, incorporate the information contained in the web site into this report.

        The fair value of these assets and the investment income from these assets generally fluctuate depending on general economic and market conditions, and these variations have been exacerbated by the ongoing adverse economic conditions. The fair value of our investments in fixed income securities generally increases or decreases in an inverse relationship with fluctuations in interest rates, while net investment income realized by us from future investments in fixed income securities will generally increase or decrease in a direct relationship with fluctuations in interest rates; in addition, these values and prospective income have been adversely affected by general economic conditions. Moreover, actual net investment income or cash flows from investments that carry prepayment risk, such as mortgage-backed and other asset- backed securities, may differ from those anticipated at the time of investment or at various financial statement dates as a result of interest rate fluctuations, general economic conditions and other factors.

        Because our investment securities are classified as available for sale, we reflect changes in the fair value of these securities in our consolidated balance sheets. Therefore, interest rate fluctuations and changes in the values of securities we hold could adversely affect our results of operations and financial condition.

Further deterioration in the mortgage-backed securities market or significant deterioration in the mortgage-backed securities we hold could adversely affect our results of operations or financial condition.

        We have recognized other-than-temporary impairment in the value of some of our securities with exposure to subprime mortgages, securities issued by financial institutions and some of our other securities. As to the economy in general, as well as the market for mortgage-backed securities with exposure to subprime mortgages and securities issued by financial institutions have deteriorated, these securities have become increasingly illiquid. If the mortgage-backed securities with exposure to subprime mortgages in our portfolio experience significantly greater rates of collateral loan defaults than currently expected, or financial institutions again come under increasing financial stress, we might need to continue to impair the value of our securities, which could adversely affect our results of operations or financial condition.

        Additionally, mortgage-backed securities are subject to prepayment risks that vary with interest rates, among other things. During periods of declining interest rates, mortgage-backed securities generally prepay faster as the underlying mortgages are prepaid or refinanced by borrowers in order to take advantage of lower rates. Mortgage-backed securities that have an amortized cost greater than par because we purchased them at a premium may incur a reduction in yield or a loss as a result of these prepayments.

        In addition, in connection with the other-than-temporary impairments that we have recognized for financial statement purposes, we believe we have available opportunities to recover the tax assets generated by the other-than-temporary impairments. Circumstances may arise in the future that cause us to re-determine the recoverability of those tax benefits, which could result in the loss of the tax benefits we expect to take.

We may not have adequate intellectual property rights in our brand names for our health plans, and we may be unable to adequately enforce these rights.

        Our success depends, in part, upon our ability to market our health plans under the brand names that we own or license. We may not have taken enforcement action to prevent infringement of our marks and may not have secured registrations of the other brand names that we use in our business. Unauthorized parties may attempt to copy or otherwise obtain and use our products or technology. Policing unauthorized use of our intellectual property is difficult, and we cannot be certain that the steps we have taken will prevent misappropriation of our intellectual property rights. Other businesses may have prior rights in our brand names or in similar names, which could cause market confusion or limit or prevent our ability to use these marks or prevent others from using similar marks. If we are unable to prevent others from using our brand names, or if others prohibit us from using them, our revenues could be adversely affected. Even if we are able to protect our intellectual property rights in our brands, we could incur significant costs in doing so.

Our results of operations and stockholders' equity could be materially adversely affected if we have an impairment of our intangible assets.

        Due to our past acquisitions, goodwill and other intangible assets represent a significant portion of our total assets. After giving effect to the Part D Transaction, our goodwill and other intangible assets would have been approximately $115 million as of December 31, 2010 , or approximately 4% of our total assets as of such date. In accordance with applicable accounting standards, we perform periodic assessments of our goodwill and other intangible assets to determine whether all or a portion of their carrying values may no longer be recoverable, in which case a charge to earnings may be necessary. This impairment testing requires us to make assumptions and judgments regarding the estimated fair value of our reporting units. Fair value is calculated using a blend of a projected income and market value approach. Estimated fair values developed based on our assumptions and judgments might be significantly different if other assumptions and estimates were to be used. Any future evaluations requiring an asset impairment of our goodwill and other intangible assets could materially affect our results of operations and stockholders' equity in the period in which the impairment occurs.

If we are required to maintain higher statutory capital levels for our existing operations or if we are subject to additional capital reserve requirements as we pursue new business opportunities, our ability to obtain funds from our subsidiaries may be restricted and our cash flows and liquidity may be adversely affected.

        Because we operate as a holding company, it is dependent upon dividends and administrative expense reimbursements from its subsidiaries to fund its obligations, such as payment of principal and interest on its debt obligations. These subsidiaries generally are regulated by state departments of insurance. Our health plan and insurance company subsidiaries are subject to laws and regulations that limit the amount of dividends and distributions they can pay for purposes other than to pay income taxes related to their earnings. These laws and regulations also limit the amount of management fees our subsidiaries may pay to our management subsidiaries and their other affiliates without prior notification to, or in some cases approval of, state regulators.

        We are also required by law to maintain specific prescribed minimum amounts of capital in these subsidiaries. The levels of capitalization required depend primarily upon the volume of premium generated. A significant increase in premium volume will require additional capitalization from our parent company. In most states, we are required to seek prior approval by these state regulatory authorities before we transfer money or pay dividends that exceed specified amounts from these subsidiaries, or, in some states, any amount. The pre-approval and notice requirements vary from state to state, and the discretion of the state regulators, if any, in approving or disapproving a dividend is not always clearly defined. Subsidiaries that declare non-extraordinary dividends must usually provide notice to the regulators in advance of the intended distribution date. If the regulators were to deny or significantly restrict our subsidiaries' requests to pay dividends to us or to pay management and other fees to affiliates, the funds available to us would be limited, which could impair our ability to implement our business and growth strategy and satisfy our debt obligations, or we could be required to incur additional indebtedness to fund these strategies.

        In addition, one or more of these states could increase the statutory capital level from time to time. States have also adopted risk-based capital requirements based on guidelines adopted by the National Association of Insurance Commissioners, which tend to be, although are not necessarily, higher than existing statutory capital requirements. Regardless of whether the states in which we operate maintain or adopt risk-based capital requirements, the state departments of insurance can require our subsidiaries to maintain minimum levels of statutory capital in excess of amounts required under the applicable state laws if they determine that maintaining additional statutory capital is in the best interests of our insureds. Any increases in these requirements could materially increase our reserve requirements. In addition, as we continue to expand our plan offerings in new states or pursue new business opportunities, such as our expansion of private fee-for-service products and health plans in new markets, we may be required to maintain additional statutory capital reserves. In either case, our available funds could be materially reduced, which could harm our ability to implement our business strategy.

        In the event that we are unable to provide sufficient capital to fund our debt obligations, our operations or financial position may be adversely affected.

Downgrades in our debt ratings or insurance company financial strength ratings, should they occur, may adversely affect our business, financial condition and results of operations.

        Increased public and regulatory concerns regarding the financial stability of insurance companies and health plans have resulted in consumers placing greater emphasis upon financial strength ratings. Claims paying ability, financial strength, and debt ratings by recognized rating organizations are increasingly important factors in establishing the competitive position of insurance companies and health plans. Ratings information is broadly disseminated and generally used throughout the industry. Our ability to expand and to attract new business is affected by the financial strength ratings assigned to our subsidiaries by independent industry rating agencies, such as A.M. Best Company, Inc. Some distributors such as financial institutions, unions, associations and affinity groups may not sell our products to these groups unless the rating of our subsidiary writing the business improves to at least an "A-." The lack of higher A.M. Best ratings for our subsidiaries could adversely affect sales of our products.

        Our debt ratings affect both the cost and availability of future borrowings. Each of the rating agencies reviews its ratings periodically and there can be no assurance that current ratings will be maintained in the future. Our ratings reflect each rating agency's opinion of our financial strength, operating performance, and ability to meet our debt obligations or obligations to policyholders, but are not evaluations directed toward the protection of investors in our common stock and should not be relied upon as such. There is no assurance that the rating agencies will maintain our current ratings in the future. Any future downgrade in our ratings may cause our policyholders and members to lapse, and may cause some of our agents to sell less of our products or to cease selling our products altogether. A downgrade in our ratings may also limit our access to capital markets, increase the cost of debt, impair our ability to refinance debt and limit our capacity to support growth at our insurance subsidiaries. Increased lapse rates would reduce our premium revenue and net income. Thus, downgrades in our ratings, should they occur, may adversely affect our business, financial condition and results of operations.

Some of our directors and executive officers may have interests that are different from, or in addition to, the interests of our shareholders generally.

        Some of our directors and executive officers have and may continue to have significant equity ownership in our company, employment, indemnification and severance benefit arrangements, potential rights to other benefits on a change in control and rights to ongoing indemnification and insurance that result in their having interests that may differ from the interests of our shareholders generally. The receipt of compensation or other benefits by our directors or executive officers in connection with any acquisition or disposition may make it more difficult to retain their services after the acquisition or disposition, or require the combined company to expend additional sums to continue to retain their services.

If we are unable to maintain effective internal controls over financial reporting, investors could lose confidence in the reliability of our financial statements, which could result in a decrease in the price of our common stock.

        Because of our status as a public company, we are required to test our financial, internal, and management control systems to meet obligations imposed by the Sarbanes-Oxley Act of 2002. These control systems relate to our corporate governance, corporate control, internal audit, disclosure controls and procedures, and financial reporting and accounting systems. Our disclosure controls and procedures and our internal control over financial reporting may not prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within our company have been detected. Among these inherent limitations are the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. The individual acts of some persons or the collusion of two or more people can circumvent controls. The design of any system of controls is based in part on assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

        If we conclude that we do not have effective internal controls over financial reporting or if our independent auditors are unable to conclude that our internal controls over financial reporting are effective, investors could lose confidence in the reliability of our financial statements, which could result in a decrease in the value of our common stock. Our assessment of our internal controls over financial reporting may also uncover material weaknesses, significant deficiencies or other issues with these controls that could also result in adverse investor reaction. These results may also subject us to adverse regulatory consequences.

ITEM 2—UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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
101.INS—XBRL	Instance Document.
101.SCH—XBRL	Taxonomy Extension Schema Document.
101.CAL—XBRL	Taxonomy Extension Calculation Linkbase Document.
101.LAB—XBRL	Taxonomy Extension Label Linkbase Document.
101.PRE—XBRL	Taxonomy Extension Presentation Linkbase Document.
101.DEF—XBRL	Taxonomy Extension Definition Linkbase Document.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNIVERSAL AMERICAN CORP.
August 8, 2011	/s/ RICHARD A. BARASCH Richard A. Barasch Chief Executive Officer
August 8, 2011	/s/ ROBERT A. WAEGELEIN Robert A. Waegelein Executive Vice President and Chief Financial Officer (Principal Accounting Officer)