Form 10-Q
period 2011-09-30
UNIVERSAL AMERICAN CORP.
filed 2011-10-28
CIK 1514128

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
OR
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

        Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Class of Common Stock	Outstanding at October 24, 2011
Non-voting, par value $0.01 per share	3,300,000 shares
Voting, par value $0.01 per share	78,175,354 shares

        As used in this quarterly report on Form 10-Q, except as otherwise indicated, references to the "Company," "UAM," "we," "our," and "us" are to (i) Universal American Corp., a Delaware corporation (formerly known as Universal American Spin Corp., "New Universal American") and its subsidiaries following the closing of the sale of our Part D business on April 29, 2011 (the "Part D Transaction") and (ii) Universal American Corp., a New York corporation (now known as Caremark Ulysses Holding Corp., "Old Universal American") and its subsidiaries prior to the closing of the Part D Transaction on April 29, 2011.

DISCLOSURE REGARDING FORWARD LOOKING STATEMENTS

        This report, including, without limitation, the information set forth or incorporated by reference under Part II, Item 1A "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" and oral statements made from time to time by our executive officers contains "forward-looking" statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995, known as the PSLRA. Statements in this report that are not historical facts are hereby identified as forward- looking statements and are intended to be covered by the safe harbor provisions of the PSLRA. They can be identified by the use of the words "believe," "expect," "predict," "project," "potential," "estimate," "anticipate," "should," "intend," "may," "will" and similar expressions or variations of such words, or by discussion of future financial results and events, strategy or risks and uncertainties, trends and conditions in the Company's business and competitive strengths, all of which involve risks and uncertainties.

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

PART I

ITEM 1—FINANCIAL STATEMENTS (Unaudited)

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except number of shares)

	September 30, 2011	December 31, 2010
ASSETS
Investments:
Fixed maturities available for sale, at fair value (amortized cost: 2011, $1,203,915; 2010, $1,388,604)	$1,223,576	$1,398,498
Other invested assets	1,511	1,409

Total investments	1,225,087	1,399,907
Cash and cash equivalents	219,390	23,224
Accrued investment income	11,206	12,455
Deferred policy acquisition costs	142,517	144,750
Reinsurance recoverables—life	392,067	590,253
Reinsurance recoverables—health	107,669	127,614
Due and unpaid premiums	17,967	52,617
Present value of future profits and other amortizing intangible assets	34,112	37,434
Goodwill and other indefinite lived intangible assets	77,459	77,459
Income taxes receivable	17,235	—
Advances to agents	24,018	36,717
Other assets	110,555	141,738
Assets of discontinued operations	—	1,011,842

Total assets	$2,379,282	$3,656,010

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Reserves and other policy liabilities—life	$392,782	$582,248
Reserves for future policy benefits—health	389,664	407,312
Policy and contract claims—health	193,800	306,390
Premiums received in advance	164,009	16,410
Series A mandatorily redeemable preferred shares	40,000	—
Amounts due to reinsurers	11,166	6,710
Income taxes payable	—	48,983
Deferred income taxes payable	32,704	24,396
Other liabilities	149,198	181,813
Liabilities of discontinued operations	—	579,054

Total liabilities	1,373,323	2,153,316

Commitments and contingencies (Note 11)
STOCKHOLDERS' EQUITY
Preferred stock (Authorized: 2011, 40 million shares; 2010, 3 million shares):
Series A preferred stock (Authorized: 2011, 0 shares; 2010, 300,000 shares, issued and outstanding: 2010, 42,105 shares, liquidation value: 2010, $86,105)	—	42
Common stock—voting (Authorized: 2011, 400 million shares; 2010, 200 million shares, issued and outstanding: 2011, 78.2 million shares; 2010, 78.6 million shares)	782	786
Common stock—non-voting (Authorized: 2011, 60 million shares; 2010, 30 million shares, issued and outstanding: 2011, 3.3 million shares)	33	—
Additional paid-in capital	737,092	801,155
Accumulated other comprehensive income (loss)	12,783	(2,469)
Retained earnings	255,269	734,598
Less: Treasury stock (2010, 2.9 million shares)	—	(31,418)

Total stockholders' equity	1,005,959	1,502,694

Total liabilities and stockholders' equity	$2,379,282	$3,656,010

See Notes to unaudited Consolidated Financial Statements.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three Months Ended September 30, 2011 and 2010

(Unaudited)

(in thousands, per share amounts in dollars)

	2011	2010
Net premium and policyholder fees earned	$565,531	$865,179
Net investment income	11,524	9,903
Fee and other income	4,450	1,450
Realized gain:
Total other-than-temporary impairment losses on securities	—	(1,495)
Portion of loss recognized in other comprehensive income	—	969

Net other-than-temporary impairment losses on securities recognized in earnings	—	(526)
Realized gain, excluding other-than-temporary impairment losses on securities	408	7,611

Net realized gains on investments	408	7,085

Total revenues	581,913	883,617

Benefits, claims and expenses:
Claims and other benefits	456,274	723,822
Change in deferred acquisition costs	87	412
Amortization of present value of future profits	1,020	1,788
Commissions	13,335	30,107
Reinsurance commissions and expense allowances	3,366	(4,232)
Interest expense	842	—
Other operating costs and expenses	86,574	90,512

Total benefits, claims and expenses	561,498	842,409

Income from continuing operations before income taxes	20,415	41,208
Provision for income taxes	6,311	7,495

Income from continuing operations	14,104	33,713

Discontinued operations:
Income from discontinued operations, net of income taxes	—	27,031
Expenses of transactions, net of income taxes	—	—

Income from discontinued operations	—	27,031

Net income	$14,104	$60,744

Earnings per common share:
Basic:
Continuing operations	$0.18	$0.43
Discontinued operations	—	0.35

Net income	$0.18	$0.78

Diluted:
Continuing operations	$0.17	$0.43
Discontinued operations	—	0.34

Net income	$0.17	$0.77

Weighted average shares outstanding:
Weighted average common shares outstanding	80,478	76,594
Less weighted average treasury shares	—	(2,769)

Basic weighted shares outstanding	80,478	73,825
Weighted average common equivalent of preferred shares outstanding	—	4,211
Effect of dilutive securities	274	777

Diluted weighted shares outstanding	80,752	78,813

Cash dividends per common share	$—	$2.00

See Notes to unaudited Consolidated Financial Statements.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Nine Months Ended September 30, 2011 and 2010

(Unaudited)

(in thousands, per share amounts in dollars)

	2011	2010
Net premium and policyholder fees earned	$1,704,797	$2,582,324
Net investment income	36,504	30,083
Fee and other income	9,937	7,101
Realized gain:
Total other-than-temporary impairment losses on securities	—	(1,915)
Portion of loss recognized in other comprehensive income	—	1,100

Net other-than-temporary impairment losses on securities recognized in earnings	—	(815)
Realized gain, excluding other-than-temporary impairment losses on securities	2,404	7,721

Net realized gain on investments	2,404	6,906

Total revenues	1,753,642	2,626,414

Benefits, claims and expenses:
Claims and other benefits	1,405,151	2,135,207
Change in deferred acquisition costs	2,233	3,527
Amortization of present value of future profits	3,322	5,465
Commissions	46,829	92,546
Reinsurance commissions and expense allowances	1,721	(13,768)
Interest expense	1,423	—
Other operating costs and expenses	265,907	273,987

Total benefits, claims and expenses	1,726,586	2,496,964

Income from continuing operations before income taxes	27,056	129,450
Provision for income taxes	8,199	35,551

Income from continuing operations	18,857	93,899

Discontinued operations:
Loss from discontinued operations, net of income taxes	(31,348)	(10,745)
Expenses of transactions, net of income taxes	(10,524)	—

Loss from discontinued operations	(41,872)	(10,745)

Net (loss) income	$(23,015)	$83,154

(Loss) earnings per common share:
Basic:
Continuing operations	$0.24	$1.21
Discontinued operations	(0.51)	(0.14)

Net (loss) income	$(0.27)	$1.07

Diluted:
Continuing operations	$0.23	$1.20
Discontinued operations	(0.52)	(0.14)

Net (loss) income	$(0.29)	$1.06

Weighted average shares outstanding:
Weighted average common shares outstanding	79,366	79,316
Less weighted average treasury shares	(1,389)	(5,558)

Basic weighted shares outstanding	77,977	73,758
Weighted average common equivalent of preferred shares outstanding	1,835	4,211
Effect of dilutive securities	642	521

Diluted weighted shares outstanding	80,454	78,490

Cash dividends per common share	$—	$2.00

See Notes to unaudited Consolidated Financial Statements.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

AND COMPREHENSIVE INCOME (LOSS)

For the Nine Months Ended September 30, 2011 and 2010

(Unaudited)

(in thousands)

		Common Stock			Accumulated Other Comprehensive (Loss) Income
	Preferred Stock Series A			Additional Paid-in Capital		Retained Earnings	Treasury Stock
		Voting	Non-Voting					Total
2010
Balance at January 1, 2010	$42	$879	$—	$880,709	$(7,915)	$709,695	$(133,946)	$1,449,464
Net income	—	—	—	—	—	83,154	—	83,154
Other comprehensive income	—	—	—	—	16,495	—	—	16,495

Comprehensive income								99,649

Issuance of common stock	—	6	—	3,773	—	—	—	3,779
Stock-based compensation	—	—	—	4,394	—	—	—	4,394
Retire treasury stock	—	(100)	—	(98,959)	—	—	99,059	—
Treasury shares purchased, at cost	—	—	—	—	—	—	(4,182)	(4,182)
Treasury shares reissued	—	—	—	4,911	—	—	9,445	14,356
Dividends to stockholders	—	—	—	—	—	(159,503)	—	(159,503)

Balance at September 30, 2010	$42	$785	$—	$794,828	$8,580	$633,346	$(29,624)	$1,407,957

2011
January 1, 2011	$42	$786	$—	$801,155	$(2,469)	$734,598	$(31,418)	$1,502,694
Net loss	—	—	—	—	—	(23,015)	—	(23,015)
Other comprehensive income	—	—	—	—	15,252	—	—	15,252

Comprehensive loss								(7,763)

Changes in connection with the Part D Transaction:
Separation from Old Universal American	—	—	—	—	—	(440,492)	—	(440,492)
Conversion of Series A preferred stock	(42)	9	33	—	—	—	—	—
Settlement of equity awards to employees and directors	—	15	—	(25,032)	—	(9,685)	—	(34,702)
Treasury shares retired	—	(34)	—	(35,429)	—	(7,023)	42,486	—
Other activity:
Net issuance of common stock	—	6	—	4,494	—	—	—	4,500
Stock-based compensation	—	—	—	2,535	—	—	—	2,535
Acquisition of noncontrolling interest of subsidiary				(10,555)				(10,555)
Treasury shares purchased, at cost	—	—	—	—	—	—	(10,821)	(10,821)
Treasury shares reissued	—	—	—	(76)	—	—	(247)	(323)
Dividends to stockholders	—	—	—	—	—	886	—	886

Balance at September 30, 2011	$—	$782	$33	$737,092	$12,783	$255,269	$—	$1,005,959

See Notes to unaudited Consolidated Financial Statements.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months Ended September 30, 2011 and 2010

(Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2011	2010
	(in thousands)
Operating activities:
Net (loss) income	$(23,015)	$83,154
Loss from discontinued operations	41,872	10,745
Adjustments to reconcile net (loss) income to cash (used for) provided by operating activities:
Deferred income taxes	104	25,742
Realized gains on investments	(2,404)	(6,906)
Amortization of intangible assets	3,322	5,465
Net amortization of bond premium	5,708	3,872
Depreciation expense	8,353	8,299
Changes in operating assets and liabilities:
Deferred policy acquisition costs	2,233	3,527
Reserves and other policy liabilities—life	(189,466)	(40,249)
Reserves for future policy benefits—health	(17,648)	(7,440)
Policy and contract claims—health	(112,590)	71,260
Reinsurance balances	222,587	51,682
Due and unpaid/advance premium, net	182,249	32,109
Income taxes payable/receivable	(80,688)	(6,574)
Other, net	5,358	54,562

Cash provided by operating activities from continuing operations	45,975	289,248
Cash used for operating activities from discontinued operations	(176,400)	(154,799)

Cash (used for) provided by operating activities	(130,425)	134,449

Investing activities:
Proceeds from sale, maturity, call, paydown or redemption of fixed maturity investments	826,716	717,423
Cost of fixed maturity investments acquired	(645,333)	(1,045,617)
Proceeds from the sale of CHCS, net of cash sold	—	6,492
Cash received at closing of Part D Transaction	15,516	—
Purchase of fixed assets	(5,779)	(8,437)
Other investing activities	(2,787)	3,038

Cash provided by (used for) investing activities from continuing operations	188,333	(327,101)
Cash used for investing activities from discontinued operations	(87,863)	—

Cash provided by (used for) investing activities	100,470	(327,101)

Financing activities:
Net proceeds from issuance of common and preferred stock, net of tax effect	4,500	5,389
Cost of treasury stock purchases	(11,069)	(4,182)
Dividends paid to stockholders	(910)	(155,988)
Settlement of equity awards to employees and directors	(33,545)	—
Issuance of mandatorily redeemable preferred stock	40,000	—
Payment of debt issue costs	(1,103)	—
Contributions to discontinued operations	(36,015)	(83,152)

Cash used for financing activities from continuing operations	(38,142)	(237,933)
Cash provided by financing activities from discontinued operations	224,956	105,415

Cash provided by (used for) financing activities	186,814	(132,518)

Net increase (decrease) in cash and cash equivalents	156,859	(325,170)
Less: net decrease in cash and cash equivalents from discontinued operations	39,307	49,384

Net increase (decrease) in cash and cash equivalents from continuing operations	196,166	(275,786)
Cash and cash equivalents of continuing operations at beginning of period	23,224	322,494

Cash and cash equivalents of continuing operations at end of period	$219,390	$46,708

See Notes to unaudited Consolidated Financial Statements.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. ORGANIZATION AND COMPANY BACKGROUND

        Except as otherwise indicated, references to the "Company," "UAM," "we," "our," and "us" are to (i) Universal American Corp., a Delaware corporation (formerly known as Universal American Spin Corp., "New Universal American") and its subsidiaries following the closing of the sale of our Part D business on April 29, 2011 (the "Part D Transaction") and (ii) Universal American Corp., a New York corporation (now known as Caremark Ulysses Holding Corp., "Old Universal American") and its subsidiaries prior to the closing of the Part D Transaction on April 29, 2011.

        New Universal American is a specialty health and life insurance holding company with an emphasis on providing a broad array of health insurance and managed care products and services to the growing senior population. Collectively, our insurance company subsidiaries are licensed to sell life, accident and health insurance and annuities in all fifty states and the District of Columbia. We currently sell Medicare Coordinated Care Plans, which we call HMOs, Medicare coordinated care products built around contracted networks of providers, which we call PPOs, Medicare Advantage private fee-for-service Plans, known as PFFS Plans, Medicare supplement, fixed benefit accident and sickness insurance and senior life insurance. We distribute these products through career and independent general agency systems and on a direct to consumer basis.

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

        On April 29, 2011, the parties consummated the Part D Transaction and shareholders of Old Universal American received $14.00 in cash and one share of New Universal American common stock for each share owned. At the closing of the Part D Transaction, Old Universal American (i) separated all of its businesses other than its Medicare Part D Business and transferred those businesses to New Universal American, (ii) became a wholly-owned subsidiary of CVS Caremark, (iii) changed its name to Caremark Ulysses Holding Corp. (iv) de-registered its shares under the Securities Exchange Act of 1934 and (v) de-listed its shares on the New York Stock Exchange. The net assets transferred to CVS Caremark at the closing of the Part D Transaction amounted to $440.5 million and were recorded as an adjustment to retained earnings, as shown in the Consolidated statements of stockholders' equity and comprehensive income (loss).

        In addition, at the closing of the Part D Transaction, New Universal American changed its name to Universal American Corp. and its shares began trading on the New York Stock Exchange under the ticker symbol "UAM" on May 2, 2011. Subsequent to the closing of the Part D Transaction, New Universal American owns and operates the Medicare Advantage and Traditional Insurance businesses

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

1. ORGANIZATION AND COMPANY BACKGROUND (Continued)

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

2. BASIS OF PRESENTATION

        We have prepared the accompanying Consolidated Financial Statements in conformity with U.S. generally accepted accounting principles, or U.S. GAAP, for interim reporting in accordance with Article 10 of the Securities and Exchange Commission's Regulation S-X. Accordingly, they do not include all of the disclosures normally required by U.S. GAAP or those normally made in an annual report on Form 10-K. For the insurance and HMO subsidiaries, U.S. GAAP differs from statutory accounting practices prescribed or permitted by regulatory authorities. We have eliminated all material intercompany transactions and balances. The interim financial information in this report is unaudited, but in the opinion of management, includes all adjustments, including normal, recurring adjustments necessary to present fairly the financial position and results of operations for the periods reported. For further information regarding Old Universal American, please see the Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 filed by Old Universal American on April 28, 2011 as well as the Annual Report on Form 10-K for the year ended December 31, 2010 filed on March 1, 2011. The results of operations for the three and nine months ended September 30, 2011 and 2010 are not necessarily indicative of the results to be expected for the full year.

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

2. BASIS OF PRESENTATION (Continued)

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

3. RECENTLY ISSUED AND PENDING ACCOUNTING PRONOUNCEMENTS

        Intangibles—Goodwill and Other:    In September 2011, ASU 2011-08, Intangibles—Goodwill and Other, Testing Goodwill for Impairment was issued by the FASB. Its objective is to simplify how entities test goodwill for impairment. The changes permit an entity to first assess qualitative factors to determine whether it is more likely than not (more than 50%) that the fair value of a reporting unit is less than its carrying amount. Such qualitative factors may include the following: macroeconomic conditions; industry and market considerations; cost factors; overall financial performance; and other relevant entity-specific events. If an entity elects to perform a qualitative assessment and determines that an impairment is more likely than not, the entity is then required to perform the existing two-step quantitative impairment test, otherwise no further analysis is required. An entity also may elect not to perform the qualitative assessment and, instead, go directly to the two-step quantitative impairment test. These changes are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. Since these changes are only procedural in nature, adoption of this ASU will not have any impact on our consolidated financial position or results of operations.

        Other Expenses, Fees Paid to the Federal Government by Health Insurers:    In July 2011, ASU 2011-06, Other Expenses, Fees Paid to the Federal Government by Health Insurers was issued by the FASB to address questions about how health insurers should recognize and classify in their income statements fees mandated by the Patient Protection and Affordable Care Act as amended by the Health Care and Education Reconciliation Act (the Acts). The Acts impose an annual fee on health insurers for each calendar year beginning on or after January 1, 2014. A health insurer's portion of the annual fee is payable no later than September 30 of the applicable calendar year and is not tax deductible. The annual fee for the health insurance industry will be allocated to individual health insurers based on the ratio of the amount of an entity's net premiums written during the preceding calendar year to the amount of health insurance for any U.S. health risk that is written during the preceding calendar year. The ASU provides that the liability for the fee should be estimated and recorded in full once the entity provides qualifying health insurance in the corresponding period with a corresponding deferred cost that is to be amortized to expense on a straight-line basis over the applicable calendar year. The ASU also notes that the fee would not meet the definition of an acquisition cost under ASC 944. The amendments are effective for calendar years beginning after December 31, 2013, when the fee initially becomes effective. Management has not yet determined the impact of adoption of this new guidance on our consolidated financial position or results of operations.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

3. RECENTLY ISSUED AND PENDING ACCOUNTING PRONOUNCEMENTS (Continued)

        Other Comprehensive Income:    In June 2011, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2011-05, Comprehensive Income, which provides amended disclosure requirements for the presentation of comprehensive income. The amended guidance eliminates the option to present components of other comprehensive income (OCI) as part of the statement of changes in equity. Under the amended guidance, all changes in OCI are to be presented either in a single continuous statement of comprehensive income or in two separate but consecutive financial statements. The changes are effective January 1, 2012. Early application is permitted. There will be no substantive impact to our financial position or results of operations, as the amendments relate only to changes in financial statement presentation.

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

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

4. INVESTMENTS

        The amortized cost and fair value of fixed maturity investments are as follows:

	September 30, 2011(1)
Classification	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Gross Unrealized OTTI(2)	Fair Value
	(in thousands)
U.S. Treasury securities and U.S. Government obligations	$36,254	$1,001	$—	$—	$37,255
Government sponsored agencies	17,182	1,718	—	—	18,900
Other political subdivisions	105,830	2,260	(146)	—	107,944
Corporate debt securities	532,556	15,685	(6,488)	—	541,753
Foreign debt securities	81,939	846	(3,065)	—	79,720
Residential mortgage-backed securities	264,790	12,995	(106)	—	277,679
Commercial mortgage-backed securities	84,285	782	(928)	—	84,139
Other asset-backed securities	81,079	2,471	(2,757)	(4,607)	76,186

	$1,203,915	$37,758	$(13,490)	$(4,607)	$1,223,576

	December 31, 2010
Classification	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Gross Unrealized OTTI(2)	Fair Value
	(in thousands)
U.S. Treasury securities and U.S. Government obligations	$75,543	$247	$(598)	$—	$75,192
Government sponsored agencies	81,097	1,954	(88)	—	82,963
Other political subdivisions	154,348	350	(3,514)	—	151,184
Corporate debt securities	585,629	13,883	(4,252)	—	595,260
Foreign debt securities	104,554	888	(808)	—	104,634
Residential mortgage-backed securities	197,033	8,468	(1,364)	—	204,137
Commercial mortgage-backed securities	91,674	151	(2,102)	—	89,723
Other asset-backed securities	98,726	2,965	(2,896)	(3,390)	95,405

	$1,388,604	$28,906	$(15,622)	$(3,390)	$1,398,498

(1)
In connection with the Part D Transaction, on April 29, 2011, $64 million of fixed maturity investments were transferred to CVS Caremark.

(2)
Other-than-temporary impairments.

        At September 30, 2011, gross unrealized losses on mortgage-backed and asset-backed securities totaled $8.4 million, consisting primarily of unrealized losses of $7.2 million on subprime residential mortgage loans, as discussed below, and $0.9 million related to obligations of commercial mortgage-backed securities. The fair value of a majority of the subprime securities is depressed due to the expected deterioration of collectability of the underlying mortgages. The fair value of the other securities is depressed primarily due to changes in interest rates. We have evaluated these holdings,

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

4. INVESTMENTS (Continued)

with input from our investment managers, and do not believe further other-than-temporarily impairment to be warranted.

        The amortized cost and fair value of fixed maturity investments at September 30, 2011 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
	(in thousands)
Due in 1 year or less	$65,286	$66,277
Due after 1 year through 5 years	336,897	343,797
Due after 5 years through 10 years	276,521	283,822
Due after 10 years	95,057	91,676
Mortgage and asset-backed securities	430,154	438,004

	$1,203,915	$1,223,576

        The fair value and unrealized loss as of September 30, 2011 and December 31, 2010 for fixed maturities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are shown below:

	Less than 12 Months		12 Months or Longer		Total
September 30, 2011	Fair Value	Gross Unrealized Losses and OTTI	Fair Value	Gross Unrealized Losses and OTTI	Fair Value	Gross Unrealized Losses and OTTI
	(in thousands)
U.S. Treasury securities and U.S. Government obligations	$—	$—	$—	$—	$—	$—
Government sponsored agencies	—	—	—	—	—	—
Other political subdivisions	12,503	(146)	—	—	12,503	(146)
Corporate debt securities	184,404	(6,488)	—	—	184,404	(6,488)
Foreign debt securities	57,370	(3,065)	—	—	57,370	(3,065)
Residential mortgage-backed securities	3,664	(21)	667	(85)	4,331	(106)
Commercial mortgage-backed securities	23,005	(201)	1,978	(727)	24,983	(928)
Other asset-backed securities	19,065	(97)	14,090	(7,267)	33,155	(7,364)

Total fixed maturities	$300,011	$(10,018)	$16,735	$(8,079)	$316,746	$(18,097)

Total number of securities in an unrealized loss position						108

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

        As of September 30, 2011, we held subprime securities with par values of $22.0 million, an amortized cost of $21.5 million and a fair value of $14.3 million representing approximately 1.0% of our cash and invested assets, with collateral comprised substantially of first lien mortgages in senior or senior mezzanine level tranches, with an average Standard & Poor's, or equivalent, rating of BB+.

        The following table presents our exposure to subprime residential mortgages by vintage year.

Vintage Year	Amortized Cost	Fair Value	Gross Unrealized Losses & OTTI
	(in thousands)
2003	$172	$66	$(106)
2004	183	101	(82)
2005	14,175	11,702	(2,473)
2006	7,000	2,418	(4,582)

Totals	$21,530	$14,287	$(7,243)

        We continuously review our subprime holdings stressing multiple variables, such as cash flows, prepayment speeds, default rates and loss severity, and comparing current base case loss expectations to

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

4. INVESTMENTS (Continued)

the loss required to incur a principal loss, or breakpoint. We expect loss rates in the subprime mortgage sector to continue to increase in the near term but at a decreasing rate. Those securities with a greater variance between the breakpoint and base case can withstand this further deterioration. Based on the analysis of the remaining subprime holdings at September 30, 2011, we do not believe these holdings are other-than-temporarily impaired.

        Gross realized gains and gross realized losses included in the Consolidated Statements of Operations are as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2011	2010	2011	2010
	(in thousands)
Realized gains:
Fixed maturities	$1,116	$19,185	$6,705	$20,126
Other	—	87	2	109

	1,116	19,272	6,707	20,235

Realized losses:
Fixed maturities, excluding OTTI	(708)	(11,636)	(4,303)	(12,448)
OTTI on fixed maturities	—	(526)	—	(815)
Other	—	(25)	—	(66)

	(708)	(12,187)	(4,303)	(13,329)

Net realized gains	$408	$7,085	$2,404	$6,906

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

        The following table presents our assets that are carried at fair value by hierarchy levels, as of September 30, 2011 (in thousands):

	Total	Level 1	Level 2	Level 3
Assets:
Fixed maturities, available for sale	$1,223,576	$—	$1,220,916	$2,660

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

        The following table provides a summary of changes in the fair value of our Level 3 financial instruments:

Fixed Maturities
(in thousands)
Fair value as of January 1, 2011	$7,238
Sales	(765)
Transfer Out(1)	(3,727)
Realized Gain/Loss	1
Unrealized losses included in AOCI(2)(3)	(11)

Fair value as of March 31, 2011	2,736
Sales	(32)
Unrealized losses included in AOCI(2)(3)	(5)

Fair value as of June 30, 2011	2,699
Sales	(33)
Unrealized losses included in AOCI(2)(3)	(6)

Fair value as of September 30, 2011	$2,660

(1)
Transfer of four securities from Level 3 to Level 2 due to observable inputs.

(2)
AOCI: Accumulated other comprehensive income.

(3)
Unrealized gains/losses represent losses from changes in values of Level 3 financial instruments only for the periods in which the instruments are classified as Level 3.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

6. MANDATORILY REDEEMABLE PREFERRED SHARES

        On April 29, 2011, in conjunction with the consummation of the Part D Transaction, New Universal American issued an aggregate of $40 million of Series A Mandatorily Redeemable Preferred Stock (the "Series A Preferred Stock"), representing 1,600,000 shares with a par value of $0.01 per share and a liquidation preference of $25.00 per share. The Series A Preferred Stock pays cash dividends at the rate of 8.5% per annum and is mandatorily redeemable on the six year anniversary of the issue date. The proceeds from the sale of the Series A Preferred Stock were used to pay a portion of the existing indebtedness and transaction expenses of Old Universal American at the closing of the Part D Transaction. New Universal American did not retain any proceeds from the sale of the Series A Preferred Stock. Certain officers and directors of New Universal American collectively purchased an aggregate of $10 million of the Series A Preferred Stock.

        In accordance with ASC 480, Distinguishing Liabilities from Equity, because the issuance of the Series A Preferred Shares imposes an obligation on us requiring the transfer of assets, specifically, cash, at the redemption date, the Series A Preferred Shares will be treated as a liability on the consolidated balance sheets, with the related dividends reported as interest expense on the income statement. At September 30, 2011, we had accrued $0.7 million of such dividends, recorded in other liabilities in the consolidated balance sheets.

        Issue costs of approximately $1.1 million were capitalized and will be amortized over the six year term of the Series A Preferred Shares.

7. EARNINGS PER COMMON SHARE COMPUTATION

        Prior to the closing of the Part D Transaction, we had preferred stock outstanding representing 4.2 million common stock equivalents, which were converted to common stock in connection with the Part D Transaction, as discussed in Note 8—Stockholders' Equity. We are required to calculate basic earnings per common share using the two-class method. This method requires that we allocate net income between net income attributable to participating preferred stock and net income attributable to common stock, based on the dividend and earnings participation provisions of the preferred stock. Basic earnings per share excludes the dilutive effects of stock options outstanding during the periods and is equal to net income attributable to common stock divided by the weighted average number of common shares outstanding for the periods.

        For the periods ended September 30, 2011 and 2010, we allocated earnings between common and participating preferred stock as follows:

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
	(in thousands)		(in thousands)
Net income (loss) attributable to common stock	$14,104	$57,465	$(21,207)	$78,664
Undistributed income (loss) allocated to participating preferred stock	—	3,279	(1,808)	4,490

Net income (loss)	$14,104	$60,744	$(23,015)	$83,154

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

8. STOCKHOLDERS' EQUITY

  Preferred Stock

        We currently have authorized for issuance 40 million shares of preferred stock of which 1.6 million shares of Series A Preferred Stock are issued and outstanding at September 30, 2011 (See Note 6—Mandatorily Redeemable Preferred Shares).

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

  Common Stock—Voting

        We currently have authorized for issuance 400 million shares of voting common stock, par value $0.01 per share, of which 78,175,354 shares were issued and outstanding at September 30, 2011. The following table shows changes in the number of shares of voting common stock issued:

	September 30, 2011	December 31, 2010
Common stock issued, beginning of year	78,625,212	87,942,663
Issuance of common stock	576,919	—
Conversion of Series A preferred stock	910,500	—
Exercise of stock options	1,543,278	638,061
Retired shares	(3,480,555)	(10,005,305)
Stock purchase pursuant to agents' stock purchase and deferred compensation plans	—	49,793

Common stock issued, end of period	78,175,354	78,625,212

  Common Stock—Non Voting

        We currently have authorized for issuance 60 million shares of non-voting common stock, par value $0.01 per share. Pursuant to the terms of the Merger Agreement, at the closing of the Part D Transaction we issued 3.3 million shares of non-voting common stock, which remains outstanding at September 30, 2011.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

8. STOCKHOLDERS' EQUITY (Continued)

  Treasury Stock

        Changes in treasury stock were as follows (in thousands, except shares and per share amounts):

	September 30, 2011			December 31, 2010
	Shares	Amount	Weighted Average Cost Per Share	Shares	Amount	Weighted Average Cost Per Share
Treasury stock, beginning of year	2,945,848	$31,418	$10.67	13,538,081	$133,946	$9.90
Shares repurchased	509,759	10,821	21.23	391,531	5,937	15.16
Shares distributed in the form of employee bonuses	—	—	—	(983,764)	(9,406)	9.56
Treasury shares, reissued	24,653	247	10.02	—	—	—
Retirement of treasury stock	(3,480,260)	(42,486)	12.21	(10,000,000)	(99,059)	9.91

Treasury stock, end of period	—	$—	$—	2,945,848	$31,418	$10.67

        In connection with the closing of the Part D Transaction, on April 29, 2011 we retired all remaining treasury stock.

9. OTHER COMPREHENSIVE INCOME (LOSS)

        The components of accumulated other comprehensive income (loss) are as follows:

	September 30, 2011	December 31, 2010
	(in thousands)
Continuing Operations:
Net unrealized gains on investments	$24,273	$13,284
Gross unrealized OTTI	(4,607)	(3,390)
Deferred tax	(6,883)	(3,463)

Accumulated other comprehensive income-continuing operations	12,783	6,431

Discontinued Operations:
Fair value of cash flow swap	—	(13,693)
Deferred tax	—	4,793

Accumulated other comprehensive loss-discontinued operations	—	(8,900)

Total accumulated other comprehensive income (loss)	$12,783	$(2,469)

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

9. OTHER COMPREHENSIVE INCOME (LOSS) (Continued)

        The components of other comprehensive income and the related tax effects for each component are as follows:

	Three months ended September 30,
	2011			2010
	Before Tax Amount	Tax Expense	Net of Tax Amount	Before Tax Amount	Tax Expense	Net of Tax Amount
	(in thousands)
From continuing operations:
Net unrealized gain arising during the period	$1,316	$461	$855	$13,843	$4,845	$8,998
Reclassification adjustment for gains included in net income	408	143	265	7,085	2,480	4,605

Net unrealized gain	908	318	590	6,758	2,365	4,393

From discontinued operations:
Cash flow hedge	—	—	—	2,876	1,007	1,869

Total other comprehensive income	$908	$318	$590	$9,634	$3,372	$6,262

	Nine months ended September 30,
	2011			2010
	Before Tax Amount	Tax Expense	Net of Tax Amount	Before Tax Amount	Tax Expense	Net of Tax Amount
	(in thousands)
From continuing operations:
Net unrealized gain arising during the period	$12,175	$4,261	$7,914	$31,284	$10,949	$20,335
Reclassification adjustment for gains included in net income	2,404	842	1,562	6,906	2,417	4,489

Net unrealized gain	9,771	3,419	6,352	24,378	8,532	15,846

From discontinued operations:
Cash flow hedge	13,693	4,793	8,900	999	350	649

Total other comprehensive income	$23,464	$8,212	$15,252	$25,377	$8,882	$16,495

10. STOCK-BASED COMPENSATION

        In connection with the closing of the Part D Transaction, we established the Universal American Corp. 2011 Omnibus Equity Award Plan (the "2011 Plan") to replace the 1998 Incentive Compensation Plan (the "1998 ICP") established by Old Universal American. The 2011 Plan provides for the granting of various types of equity awards, including stock options, stock appreciation rights, restricted stock, restricted stock units, and other stock-based awards and/or performance compensation awards. The 2011 Plan is administered by the Compensation Committee of the Board of Directors. The aggregate number of shares of common stock available for awards under the 2011 Plan is 8,000,000. On May 2,

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

10. STOCK-BASED COMPENSATION (Continued)

2011, we granted an aggregate of 2.7 million stock options with an exercise price of $9.33. The stock options have a five year term and vest 25% per year beginning on the one-year anniversary of the grant date.

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

        The compensation expense for our continuing operations that has been included in other operating costs and expenses for these plans and the related tax benefit were as follows:

	Three Months Ended September 30,
	2011	2010
	(in thousands)
Stock options	$643	$1,285
Restricted stock awards	1,480	1,654

Total stock-based compensation expense	2,123	2,939
Tax benefit recognized	743	1,043

Stock-based compensation expense, net of tax	$1,380	$1,896

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

10. STOCK-BASED COMPENSATION (Continued)

	Nine Months Ended September 30,
	2011	2010
	(in thousands)
Stock-based compensation expense by type:
Part D Transaction—stock options	$5,851	$—
Part D Transaction—restricted stock awards	2,795	—

Part D Transaction—subtotal	8,646	—
Stock options(1)	2,570	1,994
Restricted stock awards	3,878	5,054

Total stock-based compensation expense	15,094	7,048
Tax benefit recognized	5,283	2,168

Stock-based compensation expense, net of tax	$9,811	$4,880

(1)
Stock-based compensation expense—stock options for the nine month periods ended September 30, 2010 reflects a $2.0 million reduction related to the true-up of our forfeiture rate estimate for options that had non-vested terminations.

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

  Stock Option Awards

        We recognize compensation cost for share-based payments to employees and non-employee directors based on the grant date fair value of the award, which we amortize over the grantees' service period in accordance with the provisions of Compensation—Stock Compensation Topic, ASC 718-10. We use the Black-Scholes valuation model to value employee stock options.

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

        A summary of option activity for the nine months ended September 30, 2011 is set forth below:

Options	Options (in thousands)	Weighted Average Exercise Price
Outstanding, January 1, 2011	5,564	$12.97
Exercised	(660)	12.04
Forfeited or expired	(76)	12.78

Outstanding just prior to Part D transaction	4,828	13.10
Settled in connection with Part D Transaction	(4,828)	13.10
Granted following Part D Transaction	2,680	9.33
Forfeited or expired following Part D Transaction	(13)	9.33

Outstanding, September 30, 2011	2,667	$9.33

        The total intrinsic value of options (the amount by which the market price of the stock on the date of exercise exceeded the exercise price of the option) exercised during the first nine months of 2011 was $6.2 million and the total intrinsic value of options exercised during the first nine months of 2010 was $3.8 million. The intrinsic value of options settled in connection with the Part D Transaction was $44.9 million, which does not include 390,000 options awarded to employees of the Part D segment, which were settled by CVS Caremark. As of September 30, 2011, the total compensation cost related to non-vested awards not yet recognized was $9.5 million, which we expect to recognize over a weighted average period of 1.9 years.

        We received proceeds of $8.0 million from the exercise of stock options during the first nine months of 2011 and proceeds of $3.2 million from the exercise of stock options during the first nine months of 2010. ASC 718-10 also requires us to report the benefits of tax deductions in excess of recognized compensation cost as a financing cash flow. We recognized $2.6 million of financing cash flows for these excess tax deductions for the nine months ended September 30, 2011 and $1.6 million for the nine months ended September 30, 2010.

  Employee and Director Restricted Stock Awards

        257,000 shares of Restricted Stock, issued prior to the Part D Transaction, vested in connection with the closing of the Part D Transaction. 83,000 shares of restricted stock awarded to employees of the Part D segment prior to the Part D Transaction were settled by CVS Caremark. The remaining 302,000 shares of Restricted Stock were exchanged for the right to receive the same merger consideration paid to Old Universal American shareholders in the Part D Transaction ($14.00 in cash and one share of New Universal American common stock), subject to the same vesting conditions. These restricted stock grants vest ratably over four years from the grant date. We value restricted stock awards at an amount equal to the market price of our common stock on the date of grant. We

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

10. STOCK-BASED COMPENSATION (Continued)

recognize compensation expense for restricted stock awards on a straight line basis over the vesting period.

        A summary of the status of our non-vested restricted stock awards is set forth below:

Non-Vested Restricted Stock	Shares (in thousands)	Weighted Average Grant-Date Fair Value
Non-vested at beginning of period	897	$13.41
Vested	(235)	12.87
Forfeited	(20)	12.93

Outstanding just prior to Part D Transaction	642	13.62
Settled in connection with Part D Transaction	(340)	13.92
Vested following Part D Transaction	(25)	13.94
Forfeited following Part D Transaction	(4)	12.39

Non-vested at end of period	273	$13.25

        The total fair value of shares of restricted stock vested during the nine months ended September 30, 2011 was $4.9 million and the total fair value of shares of restricted stock vested during the nine months ended September 30, 2010 was $2.5 million.

  Performance Shares

        In 2009 and 2010, the Board of Directors awarded performance shares to certain of our officers. The actual number of shares that potentially could be earned at the conclusion of the three year vesting period varied from 0% to 150% of the target award, based on our total shareholder return relative to a group of peer companies that were selected prior to the award. Compensation expense is recognized on a straight line basis over the vesting period. Prior to vesting, previously recognized compensation expense may be reversed in the event a grantee resigns, however, once the vesting date is reached, previously recognized expense may not be changed, even if the actual award varies from the target.

        In connection with the closing of the Part D Transaction, each performance share was exchanged for the right to receive the same merger consideration paid to Old Universal American shareholders in the Part D Transaction ($14.00 in cash and one share of New Universal American common stock) on the one year anniversary of the closing date. At the closing of the Part D Transaction, our Compensation Committee determined that performance shares granted in 2009 and 2010 were earned at 150% and 100% of target, respectively, thus fixing the number of shares distributable upon completion of the remaining vesting period. This treatment resulted in revaluation of the awards and the recognition period for remaining unrecognized expense was adjusted to match the new vesting period.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

10. STOCK-BASED COMPENSATION (Continued)

        A summary of the status of our non-vested performance share awards is set forth below:

	Nine Months Ended September 30, 2011
Non-Vested Performance Shares	Shares (in thousands)	Weighted Average Grant-Date Fair Value
Non-vested at beginning of period	761	$13.86
Granted	171	11.65
Forfeited	(2)	15.66

Outstanding just prior to Part D Transaction	930	13.45
Settled in connection with Part D Transaction	(140)	13.49
Forfeited following Part D Transaction	(60)	13.31

Non-vested at end of period	730	$13.45

        The performance shares settled in connection with the Part D Transaction represent shares awarded to employees of the Part D segment, which were settled by CVS Caremark.

11. COMMITMENTS AND CONTINGENCIES

  Legal Proceedings

        We are subject to a variety of legal proceedings, claims, and litigation arising in the ordinary course of business, including claims for medical, disability, life insurance and other benefits. In some cases, plaintiffs seek punitive damages. While the outcome of these matters is currently not determinable, we do not expect that the ultimate costs to resolve these matters will have a material adverse effect on our consolidated financial position, results of operations, or cash flows.

  Government Regulations

        In July 2009 and March 2010, we received subpoenas from the Department of Health and Human Services, Office of Inspector General, known as HHS-OIG, requesting documents related to marketing, sales and enrollment practices for our Today's Health Medicare HMO Plans which were offered in the State of Wisconsin. We subsequently learned that the HHS-OIG's investigation was initiated as a result of a False Claims Act complaint filed by two former sales agents. In September 2011, we settled this matter and paid $4.8 million to HHS-OIG and entered into a five-year Corporate Integrity Agreement with HHS-OIG. The Corporate Integrity Agreement provides that we shall, among other things, keep in place and continue our current compliance program, including a corporate compliance officer and compliance officers for our Medicare Advantage business, a corporate compliance committee, a compliance committee of our Board of Directors, a code of conduct, comprehensive compliance policies, training and monitoring, a compliance hotline, an open door policy and a disciplinary process for compliance violations. The Corporate Integrity Agreement also requires us to engage an independent third party to review our compliance with our obligations under the Corporate Integrity Agreement and submit various reports to HHS-OIG.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

11. COMMITMENTS AND CONTINGENCIES (Continued)

        Laws and regulations governing Medicare and other state and federal healthcare and insurance programs are complex and subject to significant interpretation. As part of the recent healthcare reform legislation, CMS has been exercising increased oversight and regulatory authority over our Medicare businesses. Compliance with such laws and regulations is subject to CMS audit, other governmental review and investigation and significant interpretation. There can be no assurance that we will be found to be in compliance with all such laws and regulations in connection with these audits, reviews and investigations. Failure to be in compliance can subject us to significant regulatory action including significant fines, penalties or operating restrictions on our business, including, without limitation, suspension of our ability to market to and enroll new members in our Medicare plans and exclusion from Medicare and other state and federal healthcare programs. On November 19, 2010, CMS notified us that we were suspended from marketing to and enrolling new members in our Medicare Advantage plans, effective December 5, 2010. According to CMS, the suspension related primarily to agent oversight and market conduct issues and was to remain in effect until CMS was satisfied that we had corrected the issues and they were not likely to recur. On August 5, 2011 CMS notified us that the sanctions had been lifted, allowing us to begin enrolling new members with an effective date of September 1, 2011.

12. BUSINESS SEGMENT INFORMATION

        As of September 30, 2011, our business segments are based on product and consist of

  •
  Senior Managed Care—Medicare Advantage, and

  •
  Traditional Insurance.

        Our remaining segment, Corporate & Other, includes the activities of our holding company, along with the operations formerly reported in the Senior Administrative Services segment.

        We closed the Part D Transaction on April 29, 2011 (See Note 1—Organization and Company Background). The sale eliminated all of the business operations of our Medicare Part D segment and certain debt service expenses of our Corporate & Other segment. Beginning with our June 30, 2011 quarterly report on Form 10-Q, their current and historical results are reported as discontinued operations (See Note 14—Discontinued Operations).

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

12. BUSINESS SEGMENT INFORMATION (Continued)

        Financial data by segment, with a reconciliation of segment revenues and segment income (loss) before income taxes to total revenue and income from continuing operations before income taxes in accordance with U.S. generally accepted accounting principles is as follows:

	Three months ended September 30,
	2011		2010
	Revenues	Income(Loss) Before Income Taxes	Revenues	Income(Loss) Before Income Taxes
	(in thousands)
Senior Managed Care—Medicare Advantage	$507,562	$21,408	$800,558	$36,884
Traditional Insurance	69,876	6,682	75,278	3,511
Corporate & Other	5,166	(8,083)	696	(6,272)
Intersegment revenues	(1,099)	—	—	—
Adjustments to segment amounts:
Net realized gains(1)	408	408	7,085	7,085

Total	$581,913	$20,415	$883,617	$41,208

	Nine months ended September 30,
	2011		2010
	Revenues	Income(Loss) Before Income Taxes	Revenues	Income(Loss) Before Income Taxes
	(in thousands)
Senior Managed Care—Medicare Advantage	$1,529,629	$48,161	$2,381,948	$136,109
Traditional Insurance	213,208	8,581	232,936	1,669
Corporate & Other	10,333	(32,090)	10,582	(15,234)
Intersegment revenues	(1,932)	—	(5,958)	—
Adjustments to segment amounts:
Net realized gains(1)	2,404	2,404	6,906	6,906

Total	$1,753,642	$27,056	$2,626,414	$129,450

(1)
We evaluate the results of operations of our segments based on income before realized gains and losses and income taxes. We believe that realized gains and losses are not indicative of overall operating trends.

13. OTHER DISCLOSURES

        Income Taxes:    Our effective tax rate on income from continuing operations was 30.9% for the third quarter of 2011, compared to 18.2% for the third quarter of 2010. The periods include $2.2 million and $7.8 million, respectively, of non-recurring tax benefits. The 2011 benefit includes $2.1 million related to the sale of our previously-owned administrative services company, CHCS with the balance related to state income tax refunds. The 2010 benefit primarily relates to the impact of tax law changes on our insurance companies.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

13. OTHER DISCLOSURES (Continued)

        For the nine months ended September 30, 2011, our effective tax rate on income from continuing operations was 30.3%, compared with 27.5% for the same period of 2010. The periods include $3.0 million and $11.6 million, respectively, of non-recurring tax benefits. The 2011 benefit includes $2.1 million related to the sale of our previously-owned administrative services company, CHCS with the balance related to state income tax refunds. The 2010 benefit was primarily related to the impact of tax law changes on our insurance companies as well as benefits that were recognized upon the completion of examinations by the Internal Revenue Service and were primarily attributable to pre-acquisition tax returns of MemberHealth, Inc..

        Reinsurance:    In connection with the Part D Transaction, our previously owned insurance subsidiary, Pennsylvania Life Insurance Company, known as Pennsylvania Life, was sold to CVS Caremark. Pennsylvania Life included a Medicare Part D business as well as portions of our traditional business. At the closing of the Part D Transaction such traditional business was reinsured by one of our subsidiaries in order to retain that business at New Universal American. Under this reinsurance agreement, the assumed policy liabilities are recorded net of the portion ceded to third party reinsurers by Pennsylvania Life, resulting in offsetting decreases to gross policy liabilities and reinsurance recoverable of approximately $206 million, from the prior year end.

        We evaluate the financial condition of our reinsurers and monitor concentrations of credit risk to minimize our exposure to significant losses from reinsurer insolvencies. We are obligated to pay claims in the event that a reinsurer to whom we have ceded an insured claim fails to meet its obligations under the reinsurance agreement. We are also obligated to pay claims on the traditional business of Pennsylvania Life in the event that any of the third party reinsurers to whom Pennsylvania Life has ceded an insured claim fails to meet their obligations under the reinsurance agreement. We had approximately $500 million of amounts recoverable from reinsurers as reported on our consolidated balance sheet as of September 30, 2011. In addition, Pennsylvania Life had approximately $190 million of amounts recoverable from reinsurers that are netted in the policy liabilities assumed from Pennsylvania Life in our consolidated balance sheet.

        As of September 30, 2011, all of our primary reinsurers, as well as the primary third party reinsurers of Pennsylvania Life's traditional business, were rated "A-" (Excellent) or better by A.M. Best with the exception of one reinsurer. For that reinsurer, which is not rated, a trust containing assets at 106% of reserves is maintained. The reserves amounted to approximately $165 million as of September 30, 2011. We do not know of any instances where any of our reinsurers, or any of the primary third party reinsurers of Pennsylvania Life's traditional business, has been unable to pay any policy claims on any reinsured business.

        Acquisition of noncontrolling interest in subsidiary:    In July 2011, we acquired the noncontrolling membership interests held by one of our physician groups in our subsidiary, SelectCare of Texas, LLC. ASC 810, Consolidation, requires that changes in a parent's ownership interest while the parent retains its controlling interest in its subsidiary shall be accounted for as an equity transaction. As a result of this transaction, the noncontrolling interest was eliminated and the $10.5 million excess of the consideration over the carrying value of the noncontrolling interest was recorded as a reduction to additional paid-in capital.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

13. OTHER DISCLOSURES (Continued)

        Special Dividend:    On July 28, 2010, our Board of Directors approved the payment of a special cash dividend of $2.00 per share to each holder of the Company's outstanding common stock and Series A Preferred Stock. This special cash dividend was paid on August 19, 2010 to the stockholders of record as of the close of business on August 5, 2010. The cumulative dividend payment was $156.0 million. In addition, pursuant to the terms of our 1998 Incentive Compensation Plan, we established a dividend payable liability to hold amounts expected to be paid in the future to holders of our restricted stock and performance shares as such shares vest. This liability is approximately $2.0 million at September 30, 2011.

        Sale of CHCS:    On April 26, 2010, we entered into an agreement to sell the outstanding common stock of CHCS, our administrative services company, to Patni Americas, Inc, a wholly-owned subsidiary of Patni Computer Systems Limited (NYSE: PTI), for $6.0 million in cash, subject to an adjustment for any net working capital remaining at CHCS on the closing date. The transaction closed on June 9, 2010, with an effective date of April 1, 2010. The operations of CHCS are included in consolidated results up to the effective date of the sale. The total consideration was approximately $7.5 million. Our carrying value of the assets disposed of in connection with the sale of CHCS was approximately $7.2 million, including $4.4 million of goodwill. We recognized an immaterial loss on the disposition after consideration of transaction costs of approximately $0.3 million.

14. DISCONTINUED OPERATIONS

        As discussed in Note 1—Organization and Company Background, we sold our Medicare Part D business to CVS Caremark on April 29, 2011.

        In accordance with ASC 360, effective with the closing of Part D Transaction on April 29, 2011, the results of operations and cash flows related to our Medicare Part D business and related corporate items are reported as discontinued operations for all periods presented. In addition, the related assets and liabilities have been segregated from the assets and liabilities related to our continuing operations and presented separately in our consolidated balance sheet as of December 31, 2010. In addition, because the Part D Transaction is considered a "reverse spin-off" for accounting purposes, for financial statement presentation, there is no gain or loss on the separation of the disposed net assets and liabilities. Rather, the carrying amounts of the net assets and liabilities of our former Medicare Part D segment and related corporate accounts are removed at their historical cost with an offsetting reduction to stockholders' equity. As of April 29, 2011, we incurred a $440.5 million reduction in stockholders' equity from the separation, representing the net assets transferred to CVS Caremark upon the closing of the Part D Transaction.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

14. DISCONTINUED OPERATIONS (Continued)

        Summarized financial information for our discontinued operations, including expenses of the transaction for the periods ended September 30, is presented below:

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
	(in thousands)
Net premium and policyholder fees earned	$—	$457,571	$815,370	$1,682,466
Net realized loss on investments	—	(1,610)	(11,925)	(1,610)
Other income	—	698	18,535	2,374

Total revenues	—	456,659	821,980	1,683,230

Benefits, claims and expenses:
Claims and other benefits	—	358,564	807,161	1,536,360
Amortization of present value of future profits	—	4,011	5,348	12,035
Expenses of transactions	—	—	16,191	—
Other operating costs and expenses	—	51,291	72,299	150,587

Total benefits, claims and expenses	—	413,866	900,999	1,698,982

Income (loss) from discontinued operations before income taxes	—	42,793	(79,019)	(15,752)
Provision for (benefit from) income taxes(1)	—	15,762	(37,147)	(5,007)

Income (loss) from discontinued operations	$—	$27,031	$(41,872)	$(10,745)

(1)
Income taxes for the nine-month period ended September 30, 2011 include non-recurring tax benefits of $9.5 million, related to state tax refunds and the true-up of deferred taxes related to the business sold in the Part D Transaction.

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

        Continuing Cash Flows—In connection with the Part D Transaction, CVS Caremark and New Universal American entered into a Transition Services Agreement or TSA, under which New Universal American will continue to provide certain services to CVS Caremark, based on historical cost, for up to one year following the closing of the Part D Transaction, or a lesser period, with timing determined on a service-by-service basis. The cost of such services provided under the TSA, from the closing of the

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

14. DISCONTINUED OPERATIONS (Continued)

Part D Transaction through September 30, 2011, amounted to $6.2 million and was recorded in other operating costs and expenses in the consolidated statements of operations. Related revenues of $6.2 million were recorded in fees and other income.

        Prior to the Part D Transaction, our Medicare Part D segment provided Prescription Benefit Management, or PBM, services to our Medicare Advantage segment in connection with the Medicare Part D aspects of Medicare Advantage products. In connection with the Part D Transaction, we entered into an agreement with CVS Caremark to provide these services pursuant to a PBM services agreement with a term commencing October 15, 2011 and continuing through December 31, 2016, subject to earlier termination under certain specified circumstances. Prior to the Part D Transaction, amounts for these services were recorded as expense by our Medicare Advantage segment and Revenue by our Part D Segment and eliminated in consolidation. The cost of such services was $1.4 million and $1.9 million in the Quarters ended September 30, 2011 and 2010, respectively and $4.1 million and $5.7 million in the nine months ended September 30, 2011 and September 30, 2010, respectively, and was recorded in other operating costs and expenses in the consolidated statements of operations.

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

ITEM 2—MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

        The following discussion and analysis presents a review of our financial condition as of September 30, 2011 and our results of operations for the three and nine months ended September 30, 2011 and 2010. As used in this report, except as otherwise indicated, references to the "Company," "UAM," "we," "our," and "us" are to (i) Universal American Corp., a Delaware corporation (formerly known as Universal American Spin Corp., "New Universal American") and its subsidiaries following the closing of the Part D Transaction on April 29, 2011 and (ii) Universal American Corp, a New York corporation (now known as Caremark Ulysses Holding Corp., "Old Universal American") and its subsidiaries prior to the closing of the Part D Transaction on April 29, 2011.

        You should read the following analysis of our consolidated results of operations and financial condition in conjunction with the Consolidated Financial Statements and related consolidated Footnotes included elsewhere in this quarterly report on Form 10-Q as well as the Consolidated Financial Statements and related consolidated Footnotes and the Management's Discussion and Analysis of Financial Condition and Results of Operations included in our annual report on Form 10-K for the year ended December 31, 2010 filed on March 1, 2011. For further information regarding New Universal American, please see Amendment No. 1 to the Registration Statement on Form S-4 (File No. 333-172691) of New Universal American filed on March 31, 2011. You should also read the following analysis in conjunction with the Risk Factors set forth or incorporated by reference in Part II, Item 1A in this report.

Part D Sale Transaction

        We closed the sale of our Medicare Part D business to CVS Caremark on April 29, 2011 (The Part D Transaction) and shareholders of Old Universal American received $14.00 per share in cash and one share of New Universal American common stock for each share owned. New Universal American now owns the businesses and assets that previously comprised Old Universal American's Senior Managed Care—Medicare Advantage, Traditional Insurance and Corporate & Other segments. For a further discussion of the Part D Transaction, please see Note 1—Organization and Company Background and Note 14—Discontinued Operations.

Membership

        The following table presents our membership in our Medicare Advantage segment as of September 30, 2011 and 2010.

	As of September 30,
	2011	2010
	(in thousands)
Non-network PFFS (Rural)	30	198
Network PFFS	53	—

Total PFFS	83	198
Network-based (HMO and PPO)	81	94

Total Membership	164	292

        Medicare Advantage membership decreased 128,000 compared to September 30, 2010. This decline was expected, as we were required to terminate approximately 60,000 members as a result of the network requirements of the Medicare Improvements for Patients and Providers Act of 2008, known as MIPPA. Further, due to lapsation and the limited ability to add new members during the 2011 Annual Election Period as a result of CMS sanctions, membership declined by an additional 68,000 members.

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

        Certain significant provisions of the Affordable Care Act that will impact our business include, among others, reduced Medicare Advantage reimbursement rates, implementation of quality bonus for Star Ratings, stipulated minimum medical loss ratios, shortened annual enrollment period, non-deductible federal premium taxes assessed to health insurers, coding intensity adjustments with mandatory minimums and a limitation on the federal tax deductibility of compensation earned by individuals. Due to the complexity of the health reform legislation, including yet to be promulgated implementing regulations, lack of interpretive guidance, gradual implementation and the fact that the Affordable Care Act has been challenged in the judicial system, the impact of the health reform legislation is difficult to predict and not yet fully known. In addition, financing for the reforms contained in the Affordable Care Act will come, in part, from additional taxes and fees on our business as well as reductions in payments to us, which could negatively impact our business and results of operations. The Health Care Reform Legislation is discussed more fully under Risk Factors set forth or incorporated by reference in Part II, Item 1A in this report.

Results of Operations—Consolidated Overview

        The following table reflects income (loss) before taxes from each of our segments and contains reconciliations to reported net income:

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
	(in thousands, except per share amounts)
Senior Managed Care—Medicare Advantage(1)	$21,408	$36,884	$48,161	$136,109
Traditional Insurance(1)	6,682	3,511	8,581	1,669
Corporate & Other(1)	(8,083)	(6,272)	(32,090)	(15,234)
Net realized gains on investments(1)	408	7,085	2,404	6,906

Income before provision for income taxes(1)	20,415	41,208	27,056	129,450
Provision for income taxes	6,311	7,495	8,199	35,551

Income from continuing operations	14,104	33,713	18,857	93,899
Income (loss) from discontinued operations(2)	—	27,031	(41,872)	(10,745)

Net income (loss)	$14,104	$60,744	($23,015)	$83,154

Per share data (diluted):
Income from continuing operations	$0.17	$0.43	$0.23	$1.20
Income (loss) from discontinued operations(2)	—	0.34	(0.52)	(0.14)

Net income (loss)	$0.17	$0.77	$(0.29)	$1.06

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

(2)
Includes after-tax transaction costs of $10.5 million or $0.13 per diluted share, respectively, for the nine months ended September 30, 2011 (See Note 14—Discontinued Operations).

  Three months ended September 30, 2011 and 2010

        Income from continuing operations for the three months ended September 30, 2011 was $14.1 million, or $0.17 per diluted share, compared to $33.7 million, or $0.43 per diluted share for the three months ended September 30, 2010. Income from continuing operations for the quarter includes realized investment gains, net of taxes, of $0.3 million, or less than $0.01 per diluted share compared to $4.6 million, or $0.06 per diluted share, for the same period in 2010. Our effective tax rate from continuing operations was 30.9% for the third quarter of 2011 compared with 18.2% for the third quarter of 2010. The effective rate for the three months ended September 30, 2011 includes $2.2 million of non-recurring tax benefits recognized during the third quarter of 2011 compared to $7.8 million recognized in the third quarter of 2010. The 2011 benefit includes $2.1 million related to the sale of our previously-owned administrative services company, CHCS, with the balance related to state income tax refunds. The 2010 benefit primarily relates to the impact of tax law changes on our insurance companies. The higher effective rate in the quarter ended September 30, 2011 was also driven by revenue-based state taxes on lines of business where revenues were relatively constant year-over-year while pre-tax income was lower in 2011. Excluding the non-recurring tax benefits and the revenue-based state taxes, our effective tax rate was 38.5% and 35.5% for the three months ended September 30, 2011 and 2010, respectively.

        Our Senior Managed Care—Medicare Advantage segment generated income before income taxes of $21.4 million for the three months ended September 30, 2011, a decrease of $15.5 million compared to the three months ended September 30, 2010. The decrease in earnings was driven by a 41% decrease in member months for the three months ended September 30, 2011 compared to the three months ended September 30, 2010 caused by the anticipated decline in membership and decreased expense efficiency as expense levels declined more slowly than revenues. The third quarter of 2011 included favorable prior period items of $20.7 million, compared to favorable prior period items of $3.9 million in the third quarter of 2010.

        Our Traditional Insurance segment generated income before income taxes of $6.7 million for the three months ended September 30, 2011; an increase of $3.2 million compared to the three months ended September 30, 2010. The increase in earnings is driven by increased net investment income, primarily due to a change in the mix of assets caused by the investing of our cash and cash equivalents into higher yielding fixed maturity securities, as well as a decrease in general expenses.

        The loss before income taxes from our Corporate & Other segment increased by $1.8 million for the third quarter of 2011 compared to the third quarter of 2010. This was due primarily to increases of $2.0 million in operating expenses and $0.8 million in interest expense, offset by a decrease of $0.8 million in stock-based compensation expenses.

  Nine months ended September 30, 2011 and 2010

        Income from continuing operations for the nine months ended September 30, 2011 was $18.9 million, or $0.23 per diluted share, compared to $93.9 million, or $1.20 per diluted share for the nine months ended September 30, 2010. Income from continuing operations for the first nine months of 2011 includes realized investment gains, net of taxes, of $1.6 million, or $0.02 per diluted share compared to $4.5 million, or $0.06 per diluted share, for the same period in 2010. Our effective tax rate from continuing operations was 30.3% for the first nine months of 2011, and 27.5% for the first nine months of 2010. The periods include $3.0 million and $11.6 million, respectively, of non-recurring tax benefits. The 2011 benefit includes $2.1 million related to the sale of our previously-owned administrative services company, CHCS, with the balance related to state income tax refunds. The 2010 benefit was primarily related to the impact of tax law changes on our insurance companies as well as benefits that were recognized upon the completion of examinations by the Internal Revenue Service and were primarily attributable to pre-acquisition tax returns of MemberHealth, Inc. The higher effective rate in the period ended September 30, 2011 was also driven by revenue-based state taxes on lines of business where revenues were relatively constant year-over-year while pre-tax income was lower in 2011. Excluding the non-recurring tax benefits and the revenue-based state taxes, our effective tax rate was 34.4% and 34.9% for the nine months ended September 30, 2011 and 2010, respectively.

        Our Senior Managed Care—Medicare Advantage segment generated income before taxes of $48.2 million for the nine months ended September 30, 2011, a decrease of $87.9 million compared to the nine months ended September 30, 2010. The decrease in earnings was driven principally by lower members in all products resulting in an anticipated 40% decrease in member months for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010 and decreased expense efficiency. The first nine months of 2011 included favorable prior period adjustments of $16.3 million compared to favorable prior period items of $34.0 million in the first nine months of 2010.

        Our Traditional Insurance segment generated income before income taxes of $8.6 million for the nine months ended September 30, 2011; an increase of $6.9 million compared to the nine months ended September 30, 2010. The increase in earnings is driven by increased net investment income, primarily due to a change in the mix of assets caused by the investing of our cash and cash equivalents into higher yielding fixed maturity securities, as well as a decrease in general expenses.

        The loss before taxes from our Corporate & Other segment increased by $16.9 million for the nine months ended September 30, 2011 compared to the same period of 2010. This was due primarily to increases of $8.0 million in stock-based compensation expenses, $6.1 million in operating expenses, $1.2 million related to the loss of earnings from our TPA which was sold in the third quarter of 2010 and $1.4 million in interest expense.

Segment Results—Senior Managed Care—Medicare Advantage

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
	(in thousands)		(in thousands)
Net premiums	$501,124	$793,967	$1,507,922	$2,361,607
Net investment and other income	6,438	6,591	21,707	20,341

Total revenue	507,562	800,558	1,529,629	2,381,948

Medical expenses	408,808	672,606	1,253,089	1,967,976
Amortization of intangible assets	918	1,016	2,995	3,256
Commissions and general expenses	76,428	90,052	225,384	274,607

Total benefits, claims and other deductions	486,154	763,674	1,481,468	2,245,839

Segment income before income taxes	$21,408	$36,884	$48,161	$136,109

        Our Senior Managed Care—Medicare Advantage segment includes the operations of our Medicare coordinated care Plans including PPOs and HMOs as well as our network-based PFFS and rural PFFS business, which provides coverage to Medicare beneficiaries in 37 states. Our HMOs offer coverage to Medicare beneficiaries primarily in Southeastern Texas, the area surrounding Dallas/Ft. Worth, 15 counties in Oklahoma and 4 counties in Wisconsin.

  Three months ended September 30, 2011 and 2010

        Our Senior Managed Care—Medicare Advantage segment generated income before income taxes of $21.4 million for the three months ended September 30, 2011, a decrease of $15.5 million compared to the three months ended September 30, 2010. The decrease in earnings was driven by a 41% decrease in member months for the three months ended September 30, 2011 compared to the three months ended September 30, 2010 caused by the anticipated decline in membership and decreased expense efficiency as expense levels declined more slowly than revenues. The third quarter of 2011 included favorable prior period items of $20.7 million compared to favorable prior period items of $3.9 million in the third quarter of 2010.

        Membership.    Membership in our Medicare Advantage plans declined by 128,000 members from September 30, 2010 to September 30, 2011. As a result of the network requirements of MIPPA, we were required to terminate approximately 60,000 members as of January 1, 2011. Further, due to lapsation and the limited ability to add new members during the 2011 Annual Election Period as a result of the CMS sanctions, membership declined by an additional 68,000 members, resulting in membership of approximately 164,000 as of September 30, 2011.

        Net Premiums.    Net premiums for the Senior Managed Care—Medicare Advantage segment decreased by $292.8 million compared to the three months ended September 30, 2011, primarily due to the decline in membership that resulted in lower member months. During the third quarters of 2011 and 2010, CMS performed its annual final risk adjusted premium reconciliation for the prior year plan year that resulted in an additional $8.6 million in risk adjusted premium received in 2011 for the 2010 plan year and $10.4 million in revenue received in 2010 for the 2009 plan year. In addition during the third quarter of 2011, we received $7.1 million in revenue from CMS for prior periods principally related to the correction by CMS of the premium related to End-Stage Renal Disease, known as ESRD, members, compared with $7.0 million received in the same period in 2010, primarily related to 2009 member reconciliations.

        Medical expenses.    Medical expenses decreased by $263.8 million compared to the third quarter of 2010, as a result of the decrease in member months. The medical expense ratio improved to 81.6% for the third quarter of 2011 from 84.7% for the same period in 2010. Excluding the prior period items discussed above, the medical expense ratio was 84.9% for the third quarter of 2011.

        Commissions and general expenses.    Commissions and general expenses for the three months ended September 30, 2011 decreased $13.6 million compared to the three months ended September 30, 2010, primarily as the result of the decreased level of membership. The ratio of commissions and general expenses to net premiums increased to 15.3% in the third quarter of 2011 compared to 11.3% in third quarter of 2010, primarily as a result of reduced scale from lower membership and expenses incurred to address the issues raised by the CMS sanctions.

  Nine months ended September 30, 2011 and 2010

        Our Senior Managed Care—Medicare Advantage segment generated income before taxes of $48.2 million for the nine months ended September 30, 2011, a decrease of $87.9 million compared to the nine months ended September 30, 2010. The decrease in earnings was driven principally by lower members in all products resulting in an anticipated 40% decrease in member months for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010 and decreased expense efficiency. The first nine months of 2011 included favorable prior period adjustments of $16.3 million compared to favorable prior period items of $34.0 million in the first nine months of 2010.

        Net Premiums.    Net premiums for the Senior Managed Care—Medicare Advantage segment decreased by $853.7 million compared to the nine months ended September 30, 2010, primarily due to the lower member months in all plans. During the nine months ended September 30, 2011 and 2010, we received $11.7 million and $23.8 million, respectively, of premiums related to the prior plan year. These amounts were received as a result of our ongoing chart review process and CMS' final risk adjusted premium reconciliation for the prior plan year. In addition during the third quarter of 2011, we received $6.2 million in revenue from CMS for prior years principally related to the correction by CMS of the premium related to ESRD members, compared with $7.0 million received in the same period in 2010, primarily related to 2009 member reconciliations.

        Medical Expenses.    Medical expenses decreased by $714.9 million compared to the nine months ended September 30, 2010, consistent with the lower level of net premium. The medical expense ratio decreased to 83.1% for the nine months ended September 30, 2011 from 83.3% for the same period in 2010. Adjusting for the prior period items discussed above, the benefit ratio for the first nine months of 2011 was 83.9%.

        Commissions and general expenses.    Commissions and general expenses for the nine months ended September 30, 2011 decreased by $49.2 million compared to the nine months ended September 30, 2010 primarily as a result of the decreased level of membership. The ratio of commissions and general expenses to premiums increased to 14.9% for the nine months ended September 30, 2011 from 11.6% in 2010 as a result of reduced scale from lower membership and expenses incurred to address the issues raised by the CMS sanctions.

Segment Results—Traditional Insurance

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
	(in thousands)		(in thousands)
Net premiums	$64,305	$71,148	$196,673	$220,669
Net investment income	5,349	3,676	16,082	10,953
Other income	222	454	453	1,314

Total revenue	69,876	75,278	213,208	232,936
Policyholder benefits	47,460	51,192	152,065	167,223
Change in deferred acquisition costs	87	412	2,233	3,527
Amortization of intangible assets	22	704	327	2,003
Commissions and general expenses, net of allowances	15,625	19,459	50,002	58,514

Total benefits, claims and other deductions	63,194	71,767	204,627	231,267

Segment income before income taxes	$6,682	$3,511	$8,581	$1,669

  Three months ended September 30, 2011 and 2010

        Our Traditional Insurance segment generated income before income taxes of $6.7 million for the three months ended September 30, 2011; an increase of $3.2 million compared to the three months ended September 30, 2010. The increase in earnings is driven by increased net investment income, primarily due to a change in the mix of assets caused by the investing of our cash and cash equivalents into fixed maturity securities, as well as a decrease in general expenses.

        The following tables detail premium for the segment by major lines of business:

Premium

	Three months ended September 30,
	2011			2010
	Gross	Ceded	Net	Gross	Ceded	Net
	(in thousands)
Senior market	$62,530	$(15,740)	$46,790	$70,416	$(16,972)	$53,444
Specialty health	14,944	(1,730)	13,214	16,404	(2,530)	13,874
Life insurance and annuity	14,333	(10,032)	4,301	17,979	(14,149)	3,830

Total premium	$91,807	$(27,502)	$64,305	$104,799	$(33,651)	$71,148

        Net Premiums.    Net premium declined by $6.8 million or 9.6% from the third quarter of 2010. This is primarily the result of the continued effect of lapsation on our Medicare supplement and specialty health in-force business, offset partially by the increase in our retained senior life block of business.

        In conjunction with the sale of our Part D business, the traditional business of Pennsylvania Life was reinsured by one of our subsidiaries in order to retain that business at New Universal American. Under the reinsurance agreement, the net premium of Pennsylvania Life is recorded as gross premium on New Universal American, resulting in a decrease in both direct and ceded premium as compared to prior periods.

        Policyholder benefits.    Policyholder benefits declined by $3.7 million, or 7.3%, compared to the third quarter of 2010. This decline was principally due to the overall decline of insurance in-force in the senior market and specialty health lines of business offset by an increase in the overall average claim trend on Medicare supplement. For the three months ended September 30, 2011, the Medicare supplement policyholder benefit ratio increased slightly to 70.7%, compared with 70.2% for the same period last year. Specialty health's benefit ratio increased to 94.1%, compared with 85.3% for the same period last year. This was due to an increase in the severity of claims primarily on the long-term care block.

        Commissions and general expenses, net of allowances.    The following table details the components of commission and general expenses, net of allowances:

	Three months ended September 30,
	2011	2010
	(in thousands)
Direct commissions	$5,567	$11,765
Other operating costs	6,728	12,466
Reinsurance commissions and allowances	3,330	(4,772)

Commissions and general expenses, net of allowances	$15,625	$19,459

        Total commissions and general expenses, net of allowances, decreased by $3.8 million compared to the third quarter of 2010. As a result of the reinsurance agreement with our former insurance company subsidiary, Pennsylvania Life Insurance Company, amounts which were reported as direct commissions and other operating costs in Pennsylvania Life Insurance Company are now reported as reinsurance commissions and allowances. Direct commission expense decreased $6.2 million compared to the same period in the prior year. This decrease was partially offset by a corresponding change in reinsurance commissions and allowances due to the new reinsurance agreement noted above. The remaining decrease in commissions is due to the decline in the amount of business in force. Other operating costs decreased $5.7 million for the quarter ended September 30, 2011, compared to the third quarter of 2010. This decrease was primarily offset by a corresponding change in reinsurance allowances, as discussed above.

  Nine months ended September 30, 2011 and 2010

        Our Traditional Insurance segment generated income before income taxes of $8.6 million for the nine months ended September 30, 2011; an increase of $6.9 million compared to the nine months ended September 30, 2010. The increase in earnings is driven by increased net investment income, primarily due to a change in the mix of assets caused by the investing of our cash and cash equivalents into fixed maturity securities, as well as a decrease in general expenses.

        The following tables detail premium for the segment by major lines of business:

Premium

	Nine months ended September 30,
	2011			2010
	Gross	Ceded	Net	Gross	Ceded	Net
	(in thousands)
Senior market	$191,434	$(46,978)	$144,456	$222,577	$(54,359)	$168,218
Specialty health	46,029	(6,105)	39,924	50,256	(7,732)	42,524
Life insurance and annuity	47,496	(35,203)	12,293	53,187	(43,260)	9,927

Total premium	$284,959	$(88,286)	$196,673	$326,020	$(105,351)	$220,669

        Net Premiums.    Net premium declined by $24.0 million, or 10.9%. This is primarily the result of the continued effect of lapsation on our Medicare supplement and specialty health in-force business, offset partially by the increase in our retained senior life block of business. Additionally, 2011 includes a premium refund adjustment of $2.1 million. This adjustment related to the cumulative experience of certain Medicare supplement plans triggering refunds under the respective states' minimum lifetime loss ratio requirements.

        In conjunction with the sale of our Part D business, the traditional business of Pennsylvania Life was reinsured by one of our subsidiaries in order to retain that business at New Universal American. Under the reinsurance agreement, the net premium of Pennsylvania Life is recorded as gross premium on New Universal American, resulting in a decrease in both direct and ceded premium as compared to prior periods.

        Policyholder Benefits.    Policyholder benefits declined by $15.2 million, or 9.1%, compared to the nine months ended September 30, 2010. This decline was principally due to the overall decline of insurance in-force in the senior market and specialty health lines of business partially offset by an increase in average claim trend on Medicare supplement from the same period in the prior year. For the nine months ended September 30, 2011, the policyholder benefit ratio for senior market health was 74.9% compared with 73.2%. The policyholder benefit ratio for specialty health increased to 95.3%

compared with 91.0% for the same period last year, due to an increase in the severity of claims primarily on the long-term care block.

        Commissions and general expenses, net of allowances.    The following table details the components of commission and general expenses, net of allowances:

	Nine months ended September 30,
	2011	2010
	(in thousands)
Direct commissions	$21,774	$35,084
Other operating costs	28,263	38,725
Reinsurance commissions and allowances	(35)	(15,295)

Commissions and general expenses, net of allowances	$50,002	$58,514

        Total commissions and general expenses, net of allowances, decreased by $8.5 million compared to the nine months ended September 30, 2010. As a result of the reinsurance agreement with our former insurance company subsidiary, Pennsylvania Life Insurance Company, entered into in connection with the Part D Transaction, amounts which were reported as direct commissions and other operating costs in Pennsylvania Life Insurance Company are now reported as reinsurance commissions and allowances. Direct commission expense decreased $13.3 million compared to the same period in the prior year. This decrease was partially offset by a corresponding change in reinsurance commissions and allowances due to the new reinsurance agreement noted above. The remaining decrease in commissions is due to the decline in the amount of business in force. Other operating costs decreased $10.5 million for the nine months ended September 30, 2011, compared to the nine months ended September 30, 2010. This decrease was primarily offset by a corresponding change in reinsurance allowances, as discussed above.

Segment Results—Corporate & Other

        The following table presents the primary components comprising the loss before taxes for the segment:

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
	(in thousands)		(in thousands)
Interest expense	$850	$—	$1,435	$—
Amortization of capitalized loan origination fees	46	—	77	—
Stock-based compensation expense	2,123	2,939	15,094	7,048
Other parent company expenses, net revenues	5,143	3,145	15,223	9,076
Net (gain) loss—Senior Administrative Services	(79)	188	261	(890)

Segment loss before income taxes	$8,083	$6,272	$32,090	$15,234

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

  Three months ended September 30, 2011 and 2010

        The loss before income taxes from our Corporate & Other segment increased by $1.8 million for the third quarter of 2011 compared to the third quarter of 2010. This was due primarily to increases of $2.0 million in operating expenses and $0.8 million in interest expense, offset by a decrease of $0.8 million in stock-based compensation expenses.

        Operating expenses were $2.0 million higher in 2011 compared to the same period in 2010 due to Corporate & Other segment absorption of $2.4 million of expenses that would have been allocated to the Medicare Part D segment prior to the closing of the Part D Transaction.

        Interest expense represents costs associated with the dividend on the Mandatorily Redeemable Preferred Stock, which was issued on April 29, 2011.

        Stock-based compensation expense declined as a result of the accelerated vesting triggered by the April 2011 Part D Transaction. This resulted in fewer unvested awards to be amortized after the close of the Part D Transaction.

  Nine months ended September 30, 2011 and 2010

        The loss before taxes from our Corporate & Other segment increased by $16.9 million for the nine months ended September 30, 2011 compared to the same period of 2010. This was due primarily to increases of $8.0 million in stock- based compensation expenses, $6.1 million in operating expenses, $1.2 million related to the loss of earnings from our TPA which was sold in the third quarter of 2010 and $1.4 million in interest expense.

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

        Operating expenses were $6.1 million higher in 2011 compared to the same period in 2010 due to Corporate & Other segment absorption of $4.5 million of expenses that would have been allocated to the Medicare Part D segment prior to the closing of the Part D Transaction. In addition, costs for legal and outside services were higher in 2011 compared to the same period in 2010.

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

  •
  the cash flows of our other subsidiaries, including our management service organization;

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

        At September 30, 2011, we held cash and cash equivalents totaling $219 million and fixed maturity securities that could readily be converted to cash with carrying values of $1,224 million at our insurance companies and HMO subsidiaries. We believe that this level of liquidity is sufficient to meet our obligations and pay expenses.

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

        Capital contributions to and dividends from our Insurance and HMO subsidiaries are made through their respective holding companies. We did not make any capital contributions to our insurance subsidiaries during the first nine months of 2011. In March 2011, our wholly-owned subsidiary, Constitution Life Insurance Company, declared and accrued a dividend of $11.7 million, which was paid in April 2011. In May 2011, our wholly-owned subsidiary, American Progressive Life and Health Insurance Company of New York, declared and paid a dividend of $13.3 million. We made capital contributions of $360,000 in March 2011 and $2.8 million in May 2011 to our HMO subsidiary, Today's Options of Oklahoma, Inc. In July 2011, our HMO subsidiary, SelectCare of Texas, LLC, declared a dividend of $24 million, which was paid in August 2011.

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

Investments

        We invest primarily in fixed maturity securities of the U.S. Government and its agencies, U.S. state and local governments, mortgage-backed securities and corporate fixed maturity securities with investment grade ratings of BBB- or higher by S&P or Baa3 or higher by Moody's Investor Service. As of September 30, 2011, approximately 99% of our fixed maturity investments had investment grade ratings from S&P or Moody's.

        Cash equivalents represent approximately 18% of our portfolio at September 30, 2011 and 10% at December 31, 2010. In the aggregate, approximately 41% of our cash and invested assets are in securities backed by the U.S. government or its agencies, as compared with 26% at December 31, 2010. These increases were primarily driven by the early receipt of approximately $148 million of October CMS premium on September 30, 2011. The aggregate credit quality of our total investment portfolio was AA- at September 30, 2011 and December 31, 2010.

        The net yields on our cash and invested assets increased to 3.3% for the nine months ended September 30, 2011, from 2.3% for the nine months ended September 30, 2010. The overall increase in yield is primarily due to a change in the mix of assets caused by the investing of our cash and cash equivalents into higher yielding fixed maturity securities.

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

  Policy and Contract Claims—Accident and Health Policies

        The following table presents the components of the change in our liability for policy and contract claims—health for the nine months ended September 30, 2011:

September 30, 2011
(in thousands)
Balance at beginning of period	$306,390
Less reinsurance recoverable	(13,677)

Net balance at beginning of year	292,713

Incurred related to:
Current Year	1,405,718
Prior Year Development	(1,757)

Total Incurred	1,403,961

Paid related to:
Current Year	1,208,644
Prior Year	299,757

Total paid	1,508,401

Net balance at end of year	188,273
Plus reinsurance recoverable	5,527

Balance at end of period	$193,800

        The liability for policy and contract claims—health decreased by $112.6 million at September 30, 2011 from December 31, 2010. This decrease was primarily attributable to lower reserves for our

Medicare Advantage business. The lower reserves are due to the decline in membership, as well as significantly lower amounts of pending claims.

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

        During the nine months ended September 30, 2011, claim reserves settled, or are currently expected to be settled, for $1.8 million less than estimated at December 31, 2010. Prior period development represents less than 0.1% of the incurred claims recorded in 2010.

Sensitivity Analysis

        The following table illustrates the sensitivity of our accident and health IBNR payable at September 30, 2011 to identified reasonably possible changes to the estimated weighted average completion factors and health care cost trend rates. However, it is possible that the actual completion factors and health care cost trend rates will develop differently from our historical patterns and therefore could be outside of the ranges illustrated below.

Completion Factor(1):		Claims Trend Factor(2):
(Decrease) Increase in Factor	Increase (Decrease) in Net Health IBNR	(Decrease) Increase in Factor	(Decrease) Increase in Net Health IBNR
($ in thousands)
-3%	$619	-3%	$(8,810)
-2%	413	-2%	(5,874)
-1%	206	-1%	(2,937)
1%	(206)	1%	2,937
2%	(412)	2%	5,874
3%	(619)	3%	8,810

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

        The sensitivity analysis of interest rate risk assumes an instantaneous shift in a parallel fashion across the yield curve, with scenarios of interest rates increasing and decreasing 100 and 200 basis points from their levels as of September 30, 2011, and with all other variables held constant. The following table summarizes the impact of the assumed changes in market interest rates.

	Effect of Change in Market Interest Rates on Fair Value of Fixed Income Portfolio as of September 30, 2011
September 30, 2011
	200 Basis Point Decrease	100 Basis Point Decrease	100 Basis Point Increase	200 Basis Point Increase
Fair Value of Fixed Income Portfolio
(in millions)
$1,223.6	$96.8	$49.1	$(50.1)	$(101.2)

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

  Evaluation of Effectiveness of Controls

        We carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2011. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2011, at a reasonable assurance level, to timely alert management to material information required to be included in our periodic filings with the Securities and Exchange Commission.

  Changes in Internal Control over Financial Reporting

        There were no changes in our internal controls over financial reporting during the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II

ITEM 1—LEGAL PROCEEDINGS

        For information relating to litigation affecting us, see Note 11—Commitments and Contingencies in Part I—Item 1 of this report, which is incorporated into this Part II—Item 1—Legal Proceedings by reference.

ITEM 1A—RISK FACTORS

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

        We are a new company, and our business strategy will continue to evolve. Our business strategy may involve pursuing strategic transactions, including potential acquisitions of, or investments in, related or unrelated businesses and assets or divestitures of existing businesses or assets. In addition, we may pursue a merger or consolidation with a third party that results in a change in control, a sale or transfer of all or a portion of our assets or a purchase by a third party of our securities that may result in a minority or control investment by such third party.

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

        Reduced Medicare Advantage reimbursement rates—Beginning in 2012, the Medicare Advantage "benchmark" rates transition to target Medicare fee-for-service cost benchmarks of 95%, 100%, 107.5% or 115% of the calculated Medicare fee-for-service costs. The transition period will be 2, 4 or 6 years depending upon the applicable county in which services are provided. The counties are divided into quartiles based on each county's fee-for-service Medicare costs. We estimate that approximately 42% of our current membership resides in counties where the Medicare Advantage benchmark rate will equal 95% of the calculated Medicare fee-for-service costs, with approximately 90% of these members having a 6-year transition period. Under the new law, the premiums for such members will be transitioned to 95% of Medicare fee-for-service costs beginning in 2012. This follows the freezing of Medicare Advantage reimbursement rates in 2011 based on our 2010 levels. To address these rate freezes/reductions, we may have to reduce benefits, charge or increase member premiums, reduce profit margin expectations, or implement some combination of these actions. Such actions could adversely impact our membership growth, revenue expectations, and our operating margins.

        Implementation of quality bonus for Star Ratings—Beginning in 2012, Medicare Advantage plans with an overall "Star Rating" of three or more stars (out of five) will be eligible for a "quality bonus" in their basic premium rates. The Affordable Care Act limited these quality bonuses to the few plans that achieved 4 or more stars as their overall rating, but CMS is using demonstration authority to expand the quality bonus to 3 star plans for a three year period through 2014. In addition, also beginning in 2012, Medicare Advantage star ratings will affect the rebate percentage available for plans to provide additional member benefits (plans with quality ratings of 3.5 stars or above will have their rebate percentage increased from a base rate of 50% to 65% or 70%). In all cases, this rebate percentage is lower than the pre-Affordable Care Act rebate percentage of 75%. Our Medicare Advantage plans are currently rated 2.5-3 out of 5 stars, on average. Notwithstanding efforts to improve our star ratings and other quality measures prior to 2012, there can be no assurances that we will be successful in doing so. Accordingly, our plans may not be eligible for full level quality bonuses or increased rebates, which could adversely affect the benefits such plans can offer, reduce membership, and reduce profit margins. In addition, CMS has indicated that plans with a Star Rating of less than 3.0 for three consecutive years may be subject to termination.

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

        We generate a significant majority of our total revenue from the operation of our Medicare Advantage health maintenance organization (which is referred to herein as an HMO), private fee-for-service (which is referred to herein as PFFS), and preferred provider organization plans (which is referred to herein as a PPO or PPOs). As a result, our revenue and profitability are dependent, in part, on government funding levels for these programs. The rates paid to Medicare Advantage health plans like ours are established by contract, although the rates differ depending on a combination of factors, such as upper payment limits established by CMS, a member's health profile and status, age, gender, county or region, benefit mix, member eligibility categories and the plan's risk scores. Future Medicare rate levels and overall funding for Medicare, may be affected by continuing government efforts to contain prescription drug costs and other medical expenses, and other federal budgetary constraints, including as a result of the deliberations of the "Super Committee" appointed by Congress in 2011 to consider overall deficit reduction. The government is currently examining Medicare Advantage health plans like ours in comparison to Medicare fee-for-service payments, and this examination could result in a reduction in payments to Medicare Advantage health plans like ours. Changes in the Medicare program or Medicare funding may affect our ability to operate under the Medicare program or lead to reductions in the amount of reimbursement, elimination of coverage for some benefits or reductions in the number of persons enrolled in or eligible for Medicare or increases in member premium.

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

        We are also subject to a federal law commonly referred to as the "Anti-Kickback Statute." The Anti-Kickback Statute prohibits the payment or receipt of any "Remuneration" that is intended to induce referrals or the purchasing, leasing or ordering of any item or service that may be reimbursed, in whole or in part, under a Federal Health Care Program, such as Medicare. It also prohibits the payment or receipt of any remuneration that is intended to induce the recommendation of the purchasing, leasing or ordering of any such item or service. Violations of such statute could result in substantial monetary penalties and could also include exclusion from the Medicare program.

Compliance with the terms and conditions of our Corporate Integrity Agreement requires significant resources and, if we fail to comply, we could be subject to penalties or excluded from participation in government healthcare programs, which could have a material adverse effect on our financial condition and results of operations.

        In September 2011, in connection with the settlement of a False Claims Act action involving the sales and marketing practices of our Wisconsin HMO Plans, we entered into a five-year Corporate Integrity Agreement with the Office of Inspector General of the United States Department of Health and Human Services ("HHS-OIG"). The Corporate Integrity Agreement provides that we will, among other things, maintain a compliance program, including a corporate compliance officer and compliance officers for our Medicare Advantage business, a corporate compliance committee, a compliance committee of our Board of Directors, a code of conduct, comprehensive compliance policies, training and monitoring, a compliance hotline, an open door policy and a disciplinary process for compliance violations. The Corporate Integrity Agreement also requires us to engage an independent third party to review compliance with our obligations under the Corporate Integrity Agreement and submit various reports to HHS-OIG. Failure to comply with the Corporate Integrity Agreement obligations could have material consequences for us including monetary penalties, exclusion from participation in Federal healthcare programs and/or subject to prosecution, which could have a material adverse effect on our financial condition and results of operations.

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

        The health care industry continues to receive significant negative publicity regarding the public's perception of it. This publicity and public perception have been accompanied by increased litigation, in some cases resulting in:

  •
  large jury awards;

  •
  legislative activity;

  •
  regulation; and

  •
  governmental review of industry practices.

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

        We earn substantially all of our revenue from our Medicare businesses in which CMS is not only our largest customer but also our regulator. If we are unable to maintain a constructive relationship with CMS, our business could suffer materially. As a government contractor, we provide our Medicare benefits and other services through a limited number of contracts with Federal government agencies. These contracts generally have terms of one or two years and are subject to non-renewal by the applicable agency. All of our government contracts are terminable for cause if we breach a material provision of the contract or violate relevant laws or regulations. In addition, a government agency may suspend our right to add new members if it finds deficiencies in our provider network or operations, as was the case for a significant portion of the 2011 selling season as a result of CMS sanctions. If we are unable to renew, or to successfully re-bid or compete for any of our government contracts, or if any of our contracts are terminated, our business could be substantially impaired. If any of those circumstances were to occur, we would likely pursue one or more alternatives, such as

  •
  seeking to enter into contracts in other geographic markets;

  •
  seeking to enter into contracts for other services in our existing markets; or

  •
  seeking to acquire other businesses with existing government contracts;

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

        Over the past several years, financial markets around the world experienced extreme disruption, including, among other things, extreme volatility in security prices, severely diminished liquidity and credit availability, rating downgrades and declining or indeterminate valuations of many investments and declines in real estate values. Governments took unprecedented actions intended to address these market conditions. While currently these conditions have not impaired our ability to access credit markets and finance our operations, largely because our financing has generally come from internal cash generation, there can be no assurance that there will not be a further deterioration in financial markets and confidence in major economies or that any deterioration in markets or confidence will not impair our ability to access credit markets and finance our operations.

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

        The rapid growth in the size and complexity of our operations has placed, and will continue to place, significant demands on our management, operations systems, accounting systems, internal control systems and financial resources. As part of our strategy, we have experienced, and may continue to experience, growth through acquisitions, including following the consummation of the Part D Transaction.

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

        Due to our past acquisitions, goodwill and other intangible assets represent a significant portion of our total assets. After giving effect to the Part D Transaction, our goodwill and other intangible assets would have been approximately $115 million as of December 31, 2010, or approximately 4% of our total assets as of such date. In accordance with applicable accounting standards, we perform periodic assessments of our goodwill and other intangible assets to determine whether all or a portion of their carrying values may no longer be recoverable, in which case a charge to earnings may be necessary. This impairment testing requires us to make assumptions and judgments regarding the estimated fair value of our reporting units. Fair value is calculated using a blend of a projected income and market value approach. Estimated fair values developed based on our assumptions and judgments might be significantly different if other assumptions and estimates were to be used. Any future evaluations requiring an asset impairment of our goodwill and other intangible assets could materially affect our results of operations and stockholders' equity in the period in which the impairment occurs.

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

UNIVERSAL AMERICAN CORP.
October 28, 2011	/s/ RICHARD A. BARASCH Richard A. Barasch Chief Executive Officer
October 28, 2011	/s/ ROBERT A. WAEGELEIN Robert A. Waegelein Executive Vice President and Chief Financial Officer (Principal Accounting Officer)