Form 10-K
period 2011-12-31
UNIVERSAL AMERICAN CORP.
filed 2012-03-01
CIK 1514128

Use these links to rapidly review the document

PART IV
UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file Number: 001-35149

UNIVERSAL AMERICAN CORP.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	27-4683816 (I.R.S. Employer Identification No.)
Six International Drive, Suite 190, Rye Brook, New York 10573 (Address of principal executive offices and zip code)
(914) 934-5200 (Registrant's telephone number, including area code)

         Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
Common Stock, par value $.01 per share	New York Stock Exchange, Inc.

         Securities registered pursuant to Section 12(g) of the Act:
 None

         Indicate by check mark if the registrant is a well known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐    No ☒

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         The aggregate market value of the registrant's voting and non-voting common stock held by non-affiliates of the registrant on June 30, 2011, the last business day of the registrant's most recently completed second fiscal quarter, was approximately $352 million (based on the closing sales price of the registrant's common stock on that date). As of February 23, 2012, 81,434,431 shares of the registrant's common stock were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

         The information contained in Part III, Items 10-14 of this Annual Report on Form 10-K will be included in the Company's definitive Proxy Statement for the 2012 Annual Meeting of Stockholders to be filed with the U.S. Securities and Exchange Commission.

        As used in this Annual Report on Form 10-K, except as otherwise indicated, references to the "Company," "UAM," "we," "our," and "us" are to (i) Universal American Corp., a Delaware corporation (formerly known as Universal American Spin Corp., "New Universal American") and its subsidiaries following the closing of the sale of our Part D business on April 29, 2011 (the "Part D Transaction") and (ii) Universal American Corp., a New York corporation (now known as Caremark Ulysses Holding Corp., "Old Universal American") and its subsidiaries prior to the closing of the Part D Transaction on April 29, 2011.

DISCLOSURE REGARDING FORWARD LOOKING STATEMENTS

        This report, including, without limitation, the information set forth or incorporated by reference in Item 1 "Business," Item 1A "Risk Factors" and Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations," and other risks and uncertainties set forth in this report and oral statements made from time to time by our executive officers contains "forward-looking" statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995, known as the PSLRA. Statements in this report that are not historical facts are hereby identified as forward-looking statements and are intended to be covered by the safe harbor provisions of the PSLRA. They can be identified by the use of the words "believe," "expect," "predict," "project," "potential," "estimate," "anticipate," "should," "intend," "may," "will" and similar expressions or variations of such words, or by discussion of future financial results and events, strategy or risks and uncertainties, trends and conditions in the Company's business and competitive strengths, all of which involve risks and uncertainties.

        Where, in any forward-looking statement, we or our management expresses an expectation or belief as to future results or actions, there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished. Our actual results may differ materially from our expectations, plans or projections. We warn you that forward-looking statements are only predictions and estimates, which are inherently subject to risks, trends and uncertainties, many of which are beyond our ability to control or predict with accuracy and some of which we might not even anticipate. We give no assurance that we will achieve our expectations and we do not assume responsibility for the accuracy and completeness of the forward-looking statements. Future events and actual results, financial and otherwise, may differ materially from the results discussed in the forward-looking statements as a result of many factors, including the risk factors described or incorporated by reference in Part I, Item 1A of this report. We caution readers not to place undue reliance on these forward-looking statements that speak only as of the date made.

        We undertake no obligation, other than as may be required under the federal securities laws, to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Although we believe that the expectations reflected in these forward-looking statements are reasonable at the time made, any or all of the forward-looking statements contained in this report and in any other public statements that are made may prove to be incorrect. This may occur as a result of inaccurate assumptions as a consequence of known or unknown risks and uncertainties. All of the forward-looking statements are qualified in their entirety by reference to the factors discussed or incorporated by reference under the caption "Risk Factors" under Part I, Item 1A of this report. We caution that these risk factors may not be exhaustive. We operate in a continually changing business environment that is highly complicated, regulated and competitive and new risk factors emerge from time to time. We cannot predict these new risk factors, nor can we assess the impact, if any, of the new risk factors on our business or the extent to which any factor or combination of factors may cause actual results to differ materially from those expressed or implied by any forward-looking statement. In light of these risks, uncertainties and assumptions, the forward-looking statements discussed in this report might not occur. You should carefully read this report and the documents that we incorporate by reference in this report in its entirety. It contains information that you should consider in making any investment decision in any of our securities.

 PART I

BUSINESS

        Universal American, through our health insurance and managed care subsidiaries, primarily serve the growing Medicare population by providing Medicare Advantage and Medicare supplement insurance products. Approximately 25% of the over 65 year old population in the United States is currently enrolled in Medicare Advantage plans and our current focus is to grow our Medicare Advantage business, particularly in our Texas, Oklahoma and Northeast markets. In addition, we believe there is an opportunity to address the high cost of health care for the remaining 75% of the Medicare population enrolled in traditional fee-for-service Medicare and have joined with primary-care provider groups in several applications to participate in the Medicare Shared Savings Program through Accountable Care Organizations, or ACO's. In addition, all payors of healthcare costs, from the Federal and state governments to corporations and individuals, are incurring rising healthcare costs and we believe we can apply our capabilities and experience, and those of APS Healthcare, in controlling these costs while improving health outcomes.

Recent Developments

  APS Healthcare Acquisition

        On January 11, 2012, we entered into a definitive agreement to acquire APS Healthcare, Inc. ("APS Healthcare"), a leading provider of specialty healthcare solutions primarily to Medicaid Agencies, from affiliates of the private equity firm GTCR LLC ("GTCR"). The purchase price for the transaction is (i) $227.5 million, consisting of $147.5 million in cash to retire APS Healthcare's outstanding indebtedness and other liabilities, and $80 million in Universal American common stock, plus (ii) up to $50 million in potential performance based consideration, payable in cash in March 2014 to the extent APS Healthcare's financial results exceed certain thresholds. The transaction, which is expected to close in the 1st quarter of 2012, is subject to customary closing conditions, including regulatory approvals.

        The transaction significantly enhances Universal American's capability to participate in emerging growth opportunities in healthcare, particularly in Medicaid and for enhanced management of "dual-eligibles", people who qualify for both Medicare and Medicaid. APS Healthcare brings a full range of healthcare solutions, including case management and care coordination, clinical quality and utilization review, and behavioral health services that enable its customers to reduce healthcare costs and improve the quality of care. APS Healthcare's 400 customers include Medicaid Agencies, state and local governments, health plans, employers and labor trust groups and it serves approximately 30 government programs in 25 states and Puerto Rico covering over 17 million members, making it one of the largest specialty healthcare services companies in the country. APS Healthcare is headquartered in White Plains, NY with 2011 revenues of more than $300 million.

        The Universal American stock to be issued will be valued based on the volume weighted average closing price of Universal American common stock for the 10 days prior to closing and is subject to a $10.30 to $13.50 collar. At closing, Universal American intends to enter into a $150 million term loan and $75 million revolving credit facility. The $150 million term loan portion of the credit facility will be used to repay APS Healthcare's outstanding indebtedness. At closing, GTCR will have the right to appoint one member to the Universal American board of directors.

  Sale of Part D Business

        On December 30, 2010, Old Universal American entered into agreements consisting of: (i) an agreement and plan of merger, or Merger Agreement, with CVS Caremark Corporation, or CVS Caremark, and Ulysses Merger Sub, L.L.C., an indirect wholly-owned subsidiary of CVS Caremark or

Merger Sub, to provide for the purchase of Old Universal American's Medicare Part D Business by CVS Caremark for approximately $1.4 billion through the merger of Merger Sub with and into Old Universal American, with Old Universal American continuing as the surviving corporation and a wholly-owned subsidiary of CVS Caremark and (ii) a separation agreement, or Separation Agreement, with New Universal American, to provide for the separation of Old Universal American's Medicare Part D Business from its remaining businesses, which included the Medicare Advantage and Traditional Insurance businesses. The sale of the Medicare Part D Business to CVS Caremark and related transactions are referred to as the "Part D Transaction."

        On April 29, 2011, the parties consummated the Part D Transaction and shareholders of Old Universal American received $14.00 in cash and one share of our common stock for each share owned by them. At the closing of the Part D Transaction, Old Universal American separated all of its businesses other than its Medicare Part D Business, transferred those businesses to the Company, became a wholly-owned subsidiary of CVS Caremark, changed its name to Caremark Ulysses Holding Corp., and de-registered its shares with the Commission and de-listed its shares on the NYSE. In addition, at the closing of the Part D Transaction, the Company changed its name from Universal American Spin Corp. to Universal American Corp. and its shares began trading on the NYSE under the ticker symbol "UAM" on May 2, 2011 and issued $40.0 million of Series A Preferred Stock. The Company now owns the businesses and assets that previously comprised Old Universal American's Senior Managed Care—Medicare Advantage, Traditional Insurance and Corporate & Other segments. The Part D Transaction is accounted for as a reverse spin-off and historical financial statements of Old Universal American will be used as the basis for our historical financial statements for purposes of our ongoing Commission filings with the Medicare Part D Business of Old Universal American reclassified to discontinued operations.

Our Strategy

        The principal components of our business strategy are to:

  •
  Employ our medical management capabilities to reduce the overall cost of health care and improve the quality of health for the benefit of our members and client programs.

  •
  Continue to build our Medicare Advantage business and expand our Healthy Collaboration® model.

  •
  Expand our relationships with primary care physician groups both within and outside our Medicare Advantage footprint to develop Accountable Care Organizations.

  •
  Acquire and develop capabilities to participate in the growing Medicaid market, especially the dual eligible sector.

Emerging Opportunities in Healthcare

  Senior Market Opportunity—Medicare

        We believe that attractive growth opportunities exist in providing products, particularly health insurance, to the growing senior market. At present, approximately 45 million Americans are eligible for Medicare, the Federal program that offers basic hospital and medical insurance to people over 65 years old and some disabled people under the age of 65. According to the U.S. Census Bureau, more than 2 million Americans turn 65 in the United States each year, and this number is expected to grow as the so-called baby boomers continue to turn 65. In addition, many large employers that traditionally provided medical and prescription drug coverage to their retirees have begun to curtail these benefits. Finally, the passage of the Medicare Prescription Drug, Improvement and Modernization Act of 2003, known as the MMA, increased the healthcare options available to Medicare beneficiaries through the expansion of Medicare managed care plans through the Medicare

Advantage program. We intend to continue to build our Medicare Advantage business and expand our Healthy Collaboration® model.

        In March 2010, President Obama signed into law The Patient Protection and Affordable Care Act and The Health Care and Education Reconciliation Act of 2010, which we collectively refer to as the Affordable Care Act. The Affordable Care Act established Accountable Care Organizations as a tool to improve quality and lower costs through increased care coordination in the Medicare Fee-for-Service program, which covers approximately 75% of the Medicare recipients, approximately 36 million eligible Medicare beneficiaries. In January 2012, one our subsidiaries participated in the filing of multiple applications to participate in the ACO program, including one covering our Southeast Texas physicians and other markets outside our existing Medicare Advantage footprint.

  Medicaid Program

        Upon consummation of our acquisition of APS Healthcare, we will expand our business into Medicaid. Established in 1965, Medicaid is the largest publicly funded program in the United States, and provides health insurance to low-income families and individuals with disabilities. Authorized by Title XIX of the Social Security Act, Medicaid is an entitlement program funded jointly by the federal and state governments and administered by the states. The majority of funding is provided at the federal level. Each state establishes its own eligibility standards, benefit packages, payment rates and program administration within federal standards. Eligibility is based on a combination of household income and assets, often determined by an income level relative to the federal poverty level. Historically, children have represented the largest eligibility group.

        Due to the Medicaid expansion provisions under the Affordable Care Act, CMS projects that Medicaid expenditures will increase from approximately $450 billion in 2012 to approximately $900 billion by 2020. In addition, as part of the Affordable Care Act, approximately 20 million additional people are expected to qualify for Medicaid beginning in 2014.

        A portion of Medicaid beneficiaries are dual eligibles, low-income seniors and people with disabilities who are enrolled in both Medicaid and Medicare. Based on CMS and Kaiser Family Foundation data, we estmate there are approximately 9 million dual eligible enrollees with annual spending of approximately $320 billion. Only a small portion of the total spending on dual eligibles is administered by managed care organizations. Dual eligibles tend to consume more healthcare services due to their tendency to have more chronic health issues. We believe this represents a significant opportunity for companies that have the capabilities to effectively manage this difficult population.

Healthy Collaboration® Strategy

        Our Healthy Collaboration® strategy sets out a model of improving the quality of care to our members on a cost-efficient basis through an active partnership with our providers. We believe we can improve medical outcomes through a series of collaborative initiatives with our physician groups including clinically sound benefit design, medical management, and integrated care management systems. Our goal is to create mutually beneficial and interdependent collaborative arrangements with our providers. We believe provider compensation arrangements should not only help providers to be paid for complex care coordination, but also help align their interests with our objective of improving clinical outcomes and controlling unnecessary cost.

        Our health plans provide medical management services, information and analysis, and other support services to enable the network and individual physicians to serve their enrolled members. We rely heavily on the strong physician leadership of each network to help us achieve the clinical goals that support the mission of the organization.

HealthCare Reform

        The Affordable Care Act enacted significant changes to various aspects of the U.S. health insurance industry. There are many important provisions of the legislation that will require additional guidance and clarification in form of regulations and interpretations in order to fully understand the impact of the legislation on our overall business, which we expect to occur over the next several years. Certain aspects of the Affordable Care Act are currently being challenged in the judicial system. In addition, Congress may withhold the funding necessary to implement the new reforms or attempt to replace the legislation with amended provisions or repeal it altogether.

        Certain significant provisions of the Affordable Care Act that will impact our business include, among others, establishment of ACO's, reduced Medicare Advantage reimbursement rates, implementation of quality bonus for Star Ratings, stipulated minimum medical loss ratios, non-deductible federal premium taxes assessed to health insurers and coding intensity adjustments with mandatory minimums. The health care reform legislation is discussed more fully in the "Risk Factors" section of this report.

CMS Sanction

        On November 19, 2010, CMS notified us that we were suspended from marketing to and enrolling new members in our Medicare Advantage plans, effective December 5, 2010. According to CMS, the suspension related primarily to agent oversight and market conduct issues. The suspension did not affect current members in our Medicare Advantage plans. We worked diligently to resolve these issues and on August 5, 2011, CMS notified us that it had lifted its enrollment and marketing sanction, effective immediately.

Our Operating Segments

        We manage and report our business as follows:

  •
  Senior Managed Care—Medicare Advantage segment reflects our Medicare Advantage HMO, PPO and PFFS businesses.

  •
  Traditional Insurance segment reflects our insurance products not offered through government programs, which includes Medicare supplement, other senior health insurance, specialty health insurance and life insurance.

  •
  Corporate & Other segment reflects the activities of our holding company.

Total Business in Force

        The following table sets forth our direct, acquired and assumed annualized premium in force, including only the portion of premiums on interest-sensitive products that is applied to the cost of insurance and related membership counts:

	Gross Annualized Premium In Force
	December 31, 2011			December 31, 2010
	$	%	Members	$	%	Members
	(Dollars in millions, Members in thousands)
Senior Managed Care—Medicare Advantage(1)
HMO	$754.8	34.7%	59.5	$871.0	25.2%	66.6
PPO	203.2	9.3%	19.8	264.9	7.7%	26.1
Network PFFS(2)	530.9	24.4%	52.3	—	—	—
Non-network PFFS (Rural)	312.7	14.3%	28.9	1,903.4	55.1%	193.1

Sub total	1,801.6	82.7%	160.5	3,039.3	88.0%	285.8

Traditional Insurance
Medicare Supplement and Other Senior Health	252.3	11.6%	97.2	281.6	8.2%	110.9
Accident & Sickness and Other	35.8	1.6%	109.4	38.6	1.1%	119.8
Long Term Care	25.6	1.2%	14.5	27.3	0.8%	15.7

Sub total	313.7	14.4%	221.1	347.5	10.1%	246.4

Life Insurance and Annuity	63.7	2.9%	140.0	67.7	1.9%	150.2

Total	$2,179.0	100.0%	521.6	$3,454.5	100.0%	682.4

(1)
These plans are pursuant to contracts with CMS.

(2)
Network PFFS was effective as of January 1, 2011.

  Senior Managed Care—Medicare Advantage

        During 2011, we operated Medicare coordinated care Plans including PPOs and HMOs as well as our network-based PFFS and rural PFFS business, which provides coverage to Medicare beneficiaries in 37 states. As a result of the passage of the Medicare Improvements for Patients and Providers Act of 2008, known as MIPPA, the PFFS product was no longer available as of January 1, 2011, except in areas that met approved CMS network access requirements or in certain designated rural areas. We developed products meeting CMS network access requirements in selected core markets to enable the retention of our PFFS membership in certain of these areas. These businesses provide managed care for persons with Medicare under contracts with CMS.

        Medicare Advantage—HMO plans:    Our HMO plans are offered under contracts with CMS and provide all basic Medicare covered benefits with reduced member cost-sharing as well as additional supplemental benefits, including a defined prescription drug benefit. We built this coordinated care product around contracted networks of providers who, in cooperation with the health plan, coordinate an active medical management program. In addition to a monthly payment per member from CMS, the plan may collect a monthly premium from its members for specified products.

        We operate plans offering the product TexanPlus® in 12 counties in Houston and southeastern Texas through SelectCare of Texas, which had approximately 45,300 members enrolled at December 31, 2011, representing approximately $589.3 million of annualized premium in force. We also have

Medicare Advantage HMO operations in locations outside of Southeastern Texas including five counties in North Texas offering TexasFirst Health Plans® through SelectCare Health Plans; nine counties in Oklahoma City and eight counties in Tulsa offering Generations Healthcare through Today's Options of Oklahoma, Inc. In January 2011, we expanded HMO products to three counties in Indianapolis, Indiana offering Today's Options ® HMO.

        Medicare Advantage—PPO plans:    Our PPO plans are provided under the name "Today's Options®PPO." They are offered under contracts with CMS and provide all basic Medicare covered benefits with reduced member cost-sharing as well as additional supplemental benefits, including a defined prescription drug benefit. This coordinated care product is built around contracted networks of providers who, in cooperation with the health plan, coordinate an active medical management program. In addition to a monthly payment per member from CMS, the plan may collect a monthly premium from its members for specified products. In 2011, we offered PPO plans to 40 markets in 114 counties in 17 states.

        Medicare Advantage—PFFS Plans:    Our PFFS plans are provided under the name "Today's Options®." They are offered under contracts with CMS and provide enhanced health care benefits compared to traditional Medicare, subject to cost sharing and other limitations. These plans have limited provider network restrictions, which allow the members to have more flexibility in the delivery of their health care services than other Medicare Advantage plans with limited provider network restrictions. Some of these products include a defined prescription drug benefit. In addition to a fixed monthly payment per member from CMS, individuals in these plans may be required to pay a monthly premium in selected counties or for selected enhanced products. In 2011, we offered PFFS products in a total of 37 states, which included PFFS products with network restrictions to 50 markets in 260 counties in 18 states and PFFS products without network restrictions to 1,234 counties in 33 states.

  Traditional Insurance

        Our Traditional Insurance segment reflects the results of our Medicare supplement, other senior health insurance, specialty health insurance, and life insurance. We designed the products in this segment primarily for the senior market and market them through our career agency force and our network of independent general agencies. During 2012, except in limited circumstances, we intend to discontinue selling new Traditional insurance products.

        Medicare supplement has historically been our primary Traditional Insurance segment product. Other fixed benefit health insurance products and fixed benefit accident and sickness disability insurance are also part of this segment. We designed the life insurance products that we currently sell primarily for the senior market including "final expense" life insurance. This segment also includes some products that we no longer sell, such as long-term care, major medical insurance and disability insurance, as well as previously produced or acquired term, universal life, and whole life insurance products and single and flexible premium fixed annuities.

        We reinsured substantially all of the net in force life and annuity business as of April 1, 2009 with Commonwealth Annuity and Life Insurance Company, known as Commonwealth, a subsidiary of Goldman Sachs. This transaction closed on April 24, 2009. In 2010, the annuity portion of this reinsurance transaction was commuted with Commonwealth and reinsured with Athene Life Re Ltd. (Athene), a Bermuda reinsurer.

        New Business Production.    The following table shows the total new sales, consisting of issued annualized premiums of our Traditional Insurance products produced by our independent and career agency systems on a gross basis before reinsurance:

	Year ended December 31,
	2011	2010	2009
	(in thousands)
Medicare Supplement and Other Senior Health	$14,766	$15,127	$17,692
Accident & Sickness and Other Health	2,813	3,855	4,564
Life Insurance	5,987	10,088	10,691

Total	$23,566	$29,070	$32,947

  Corporate & Other

        Our corporate & other segment reflects debt service, a portion of senior executive compensation and costs of compliance with regulatory requirements resulting from our status as a public company, along with the operations formerly reported in our Senior Administrative Services segment remaining after the sale of previously-owned third party administrator, CHCS, which included the provision of third party administration services for our affiliated companies and certain unaffiliated companies.

Competition

        The health insurance industry is highly competitive. We compete with numerous other health insurance companies on a national, regional and local market basis, including United Healthcare, Humana and Cigna, which recently purchased Healthspring, as well as other health maintenance organizations, preferred provider organizations, and other health care-related companies. Many of our competitors have larger memberships and/or greater financial resources than we do. After the acquisition of APS Healthcare, we may compete with additional entities, including companies that provide Medicaid services, both on a capitated and fee for service basis.

        In addition, we compete with other managed care organizations for government healthcare program contracts, renewals of those government contracts, members and providers. In the Medicare managed care market, our primary competitors for contracts, members and providers are national and regional managed care organizations that serve Medicare recipients or provider-sponsored organizations.

        Our ability to sell our products and to retain customers may be influenced by such factors as those described in the section entitled "Risk Factors" in this report.

Marketing and Distribution

        We have historically distributed products through multiple channels including our career agency, independent agents, as well as through telephonic and Internet enrollment. We adhere to regulatory guidelines and requirements through a comprehensive compliance program aimed at detecting, correcting and preventing potential deficiencies. This program includes extensive use of detailed policies and procedures, continual sales oversight, and vigilant monitoring of all sales or enrollment activities. As a result of our decision to discontinue the sale of new Traditional insurance products, we intend to evaluate our distribution strategy for 2012 and beyond.

Geographical Distribution of Premium

        Through UAM's insurance subsidiaries, the Company is licensed to market its products in all 50 states and the District of Columbia.

        The following table shows the geographical distribution of the direct cash premium collected in thousands, as reported on a statutory basis to the regulatory authorities for the years ended December 31, 2011 and 2010:

State/Region	2011	% of Premium	2010	% of Premium
Texas	$792,549	35.3%	$909,360	25.5%
New York	332,869	14.8%	414,340	11.6%
Oklahoma	162,763	7.2%	206,112	5.8%
North Carolina	131,454	5.8%	212,670	6.0%
Indiana	131,417	5.9%	237,883	6.7%

Subtotal	1,551,052	69.0%	1,980,365	55.6%
All other	696,345	31.0%	1,589,058	44.4%

Total	$2,247,397	100.0%	$3,569,423	100.0%

        Provider Arrangements    Our network providers deliver health care services to members enrolled in our Medicare Advantage coordinated care plans through a network of contracted providers, including physicians, and other clinical providers, hospitals, a variety of outpatient facilities and the full range of ancillary provider services. The major ancillary services and facilities include:

  •
  ambulance services,

  •
  medical equipment services,

  •
  home health agencies,

  •
  home infusion providers,

  •
  mental health and substance abuse providers,

  •
  rehabilitation facilities,

  •
  skilled nursing facilities,

  •
  optical services, and

  •
  pharmacies.

        We use a wide range of systems and processes to organize and deliver needed health care services to our members. The key steps in this process are:

  •
  the careful selection of primary care physicians to provide overall care management and care coordination of members,

  •
  development of a comprehensive panel of specialists usually selected by the primary care physicians,

  •
  contracting for the balance of needed services based on the preference and experience of the local physicians, and

  •
  arranging for the full range of medical management systems required to support the primary care and specialist physicians.

        We employ health evaluation and assessment tools, quality improvement, care management and credentialing programs to ensure that we meet target goals relating to the provision of quality patient care. The major medical management systems are:

  •
  an inpatient hospitalist program at contracted hospitals, as described below,

  •
  selected authorization of target services,

  •
  referral management,

  •
  case management,

  •
  transition of care management,

  •
  in-home interventions,

  •
  focused chronic illness management,

  •
  transplant coordinator services, and

  •
  outpatient prescription drug management.

        Our hospitalist programs use either the patient's primary care physician or a specially-trained physician to manage or arrange the member's medical care during hospital admissions and to coordinate the member's discharge and post-discharge care. In addition, we utilize on-site case managers at high-volume hospitals. Upon initial enrollment, a majority of our members complete a health risk assessment, which along with other available clinical and risk information permits the stratification of membership into categories of health risk. Members in higher risk categories receive enhanced clinical attention. We have integrated these various medical management systems through a care coordination information system to provide clinical and administrative information to support the medical management process. Our chronic illness management programs target specific high risk medical conditions such as congestive heart failure, chronic obstructive pulmonary disorder, coronary artery disease, diabetes, and other conditions and focus on addressing major gaps in care. Our special needs plans for institutionalized beneficiaries focus on the unique needs of this population. In various markets, including southeast Texas, we have implemented a quality compensation program that measures quality process indicators of care related to prevention and disease specific metrics. We plan to implement this program in new markets in the future.

        Our health plans usually contract with hospitals based on Medicare's Severity Diagnosis-Related Group or MS-DRG methodology, which is an all-inclusive rate per admission. We generally contract with outpatient facilities on Medicare's Ambulatory Payment Classification (APC) or Ambulatory Surgery Center (ASC) methodology as appropriate, or a percentage of billed charges which approximates APC or ASC reimbursement. We generally contract with physicians, and contract with some other providers, on a capitation or fee-for-service basis, utilizing Medicare's Resource Based Relative Value Scale or RBRVS methodology. Under a capitation arrangement, a physician receives a monthly fixed fee for each member, regardless of the medical services the physician provides to the member. Our provider contracts with network primary care physicians, specialists and ancillaries generally have terms of one year, with automatic renewal for successive one-year terms. We may terminate these contracts for cause, based on provider conduct or other appropriate reasons, subject to laws giving providers due process rights. Either party generally may cancel the contracts without cause upon 60 or 90 days prior written notice. Our contracts with hospitals generally have terms of one to two years, with automatic renewal for successive one-year terms. We may terminate these contracts for cause, based on provider misconduct or other appropriate reasons. Either party generally may cancel our hospital contracts without cause upon 90 days prior written notice.

Investments

        Our investment policy is to attempt to balance our portfolio duration to achieve investment returns consistent with the preservation of capital and maintenance of liquidity adequate to meet payment obligations of policy benefits and claims. We invest in assets permitted under the insurance laws of the various states in which we operate. These laws generally prescribe the nature, quality of and limitations on various types of investments that we may make. In addition, we establish our own internal policies, guidelines and constraints to provide additional granularity and conservatism to our investment process. Such guidelines are reviewed at least annually by our Chief Investment Officer and approved by the Investment Committee of the Board of Directors.

Reinsurance

        In the normal course of business, we reinsure portions of policies that we underwrite. We enter into reinsurance arrangements with unaffiliated reinsurance companies to limit our exposure on individual claims and to limit or eliminate risk on our non-core or underperforming blocks of business. Accordingly, we are party to various reinsurance agreements on our life and accident and health insurance risks. Our traditional accident and health insurance products are generally reinsured under quota share coinsurance treaties with unaffiliated reinsurers, while our life insurance risks are generally reinsured under either quota share coinsurance or yearly-renewable term treaties with unaffiliated reinsurers. Under quota share coinsurance treaties, we pay the reinsurer an agreed-upon percentage of all premiums and the reinsurer reimburses us that same percentage of any losses. In addition, the reinsurer pays us allowances to cover commissions, cost of administering the policies and premium taxes. Under yearly-renewable term treaties, the reinsurer receives premiums at an agreed upon rate for its share of the risk on a yearly-renewable term basis. We also use excess of loss reinsurance agreements for some policies to limit our loss in excess of specified thresholds. Our quota share coinsurance agreements are generally subject to cancellation on 90 days notice as to future business, but policies reinsured prior to any cancellation remain reinsured as long as they remain in force. There is no assurance that if any of our reinsurance agreements were canceled we would be able to obtain other reinsurance arrangements on satisfactory terms.

        We evaluate the financial condition of our reinsurers and monitor concentrations of credit risk to minimize our exposure to significant losses from reinsurer insolvencies. We must pay claims in the event that a reinsurer to which we have ceded an insured claim fails to meet its obligations under the reinsurance agreement. As of December 31, 2011, all of our primary reinsurers were rated "A-"(Excellent) or better by A.M. Best with the exception of one reinsurer. For that reinsurer, which is not rated, a trust containing assets at 106% of policy reserve levels is maintained for our benefit. We are not aware of any instances where any of our reinsurers have been unable to pay any policy claims on any reinsured business.

        The table below details our gross annualized premium in force, the portion that we ceded to reinsurers and the net amount that we retained:

	December 31, 2011				December 31, 2010
	Gross	Ceded	Net	Retained	Gross	Ceded	Net	Retained
	(in millions)
Senior Managed Care—Medicare Advantage
HMO	$754.8	$2.1	$752.7	99%	$871.0	$33.4	$837.6	96%
PPO	203.2	—	203.2	100%	264.9	1.9	263.0	99%
Network PFFS(1)	530.9	0.7	530.2	99%	—	—	—	—
Non-network PFFS (Rural)	312.7	0.5	312.2	99%	1,903.4	2.4	1,901.0	99%

Sub total	1,801.6	3.3	1,798.3	99%	3,039.3	37.7	3,001.6	99%

Traditional Insurance
Medicare Supplement and Other Senior Health	252.3	59.5	192.8	76%	281.6	68.5	213.1	76%
Accident & Sickness and Other	35.8	0.8	35.0	98%	38.6	1.1	37.5	97%
Long Term Care	25.6	8.8	16.8	66%	27.3	8.7	18.6	68%

Sub total	313.7	69.1	244.6	78%	347.5	78.3	269.2	78%

Life Insurance and Annuity	63.7	47.2	16.5	26%	67.7	52.4	15.3	23%

Total	$2,179.0	$119.6	$2,059.4	95%	$3,454.5	$168.4	$3,286.1	95%

  Administration of Reinsured Blocks of Business

        We are generally responsible for the administration of reinsured blocks of business including underwriting, issue, policy maintenance, rate management and claims adjudication and payment. In addition to reimbursement for commissions and premium taxes on the reinsured business, we also receive allowances from the reinsurers as compensation for our expense for such administration. With the sale of our previously-owned third party administrator (CHCS) to iGate Patni, we continue to subcontract the administration of our accident and health and our retained life blocks of business to CHCS.

        Commonwealth performs the administration for the policies included in that reinsurance transaction, as well as the annuity block reinsured with Athene. CHCS performs the administration for all other reinsured life insurance policies. The administration consists principally of policy maintenance and claims adjudication and payment. We receive reimbursement for commissions and premium taxes on the reinsured business.

  Reinsurance of Senior Managed Care—Medicare Advantage

        We maintain excess of loss reinsurance on our Medicare Advantage HMO, PPO and PFFS products, which limits our per member risk. Our retention in 2011 is $250,000 of benefits and 10% in excess of the $250,000.

  Reinsurance of Traditional Insurance

        We have retained all new Medicare supplement business written after January 1, 2004. Under the existing coinsurance agreements for business written prior to 2004, which remain in effect for the life of each policy reinsured, we reinsure a portion of the premiums, claims and commissions on a pro rata basis and receive additional expense allowances for policy issue and administration and premium taxes. The amounts reinsured under these agreements range from 25% to 100%. Depending on how the older reinsured business lapses, the overall percentage of business we retain may increase. As of December 31, 2011 and 2010, the percentage of Medicare supplement business in force retained by us was 76%.

        We retain 100% of the fixed benefit accident & sickness disability and hospital business issued in our insurance specialty health segment. We reinsure our long-term care business on a 50% quota share basis, except for the acquired long-term care business in Union Bankers Insurance Company which is 100% retained. We have excess of loss reinsurance agreements to reduce our liability on individual risks for home health care policies to $125,000. For other long-term care policies issued in the U.S. we have reinsurance agreements which cover 90% of the benefits on claims after two years and 100% of the benefits on claims after the third or fourth years depending upon the plan. We also have excess of loss reinsurance agreements with unaffiliated reinsurance companies on most of our major medical insurance policies to reduce the liability on individual risks to $325,000 per year.

        Effective April 1, 2009, we reinsured substantially all of the net in force life and annuity business with Commonwealth under a 100% coinsurance treaty. In 2010 the annuity portion of this reinsurance transaction was commuted with Commonwealth and reinsured with Athene. There were certain blocks of life business in force at April 1, 2009 that are subject to separate coinsurance arrangements with other companies ranging from 75% to 90% that were not included in the transaction with Commonwealth. We retain 100% of senior life insurance products issued after March 31, 2009.

Underwriting Procedures

        For our Medicare advantage HMO, PPO, network-based PFFS and non-network (Rural) PFFS Plans, pursuant to applicable regulations, we are not permitted to underwrite new enrollees. However, premiums received for these members are risk adjusted based on CMS adjustment policies reflecting the health status for each member.

        For our Traditional Insurance business, we base the premium we charge, in part, on assumptions about expected mortality and morbidity experience. We have adopted and follow detailed uniform underwriting procedures designed to assess and quantify various insurance risks before issuing individual life insurance policies and health insurance policies to individuals. We generally base these procedures on industry practices, reinsurer underwriting manuals and our prior underwriting experience. To implement these procedures, our insurance company subsidiaries employ an experienced professional underwriting staff.

Reserves

        In accordance with applicable insurance regulations, we establish, and carry as liabilities in our GAAP and statutory financial statements, actuarially determined reserves. (For further discussion, see Critical Accounting Policies in our Management's Discussion and Analysis of Financial Condition and Results of Operations elsewhere in this Annual Report on Form 10-K.)

        We calculate reserves together with premiums to be received on outstanding policies and contracts and interest at assumed rates on these amounts, which we believe to be sufficient to satisfy policy and contract obligations. Reserves for life insurance policies are determined using actuarial factors based on mortality tables and interest rates prescribed by statute. Reserves for accident and health insurance policies (excluding Medicare Advantage) use prescribed morbidity tables based on our historical experience. For Medicare Advantage policies, claims reserves are estimated using standard actuarial development methodologies. Under such methods, we take into consideration the historical lag between incurred date of claim and payment date of claim, membership changes, expected medical cost trend, changes in pending claims, amount of claims receipts, claims seasonality, changes in average risk profile and benefit plan changes. We also maintain reserves for unearned premiums, for premium deposits, for claims that have been reported and are in the process of being paid or contested and for our estimate of claims that have been incurred but have not yet been reported.

        We calculate the reserves reflected in our consolidated financial statements in accordance with generally accepted accounting principles, known as GAAP. We determine these reserves based on our best estimates of mortality and morbidity, persistency, expenses and investment income. We use the net level premium method for all non-interest-sensitive products and the retrospective deposit method for interest-sensitive products. GAAP reserves differ from statutory reserves due to the use of different assumptions regarding mortality and morbidity, interest rates and the introduction of lapse assumptions into the GAAP reserve calculation.

        When we acquire blocks of insurance policies or insurers owning blocks of policies, our assessment of the adequacy of the transferred policy liabilities is subject to risks and uncertainties. With acquired and existing businesses, we may from time to time need to increase our claims reserves significantly in excess of those previously estimated. An inadequate estimate of reserves could have a material adverse impact on our results of operations or financial condition.

Regulation

  General

        Our insurance company subsidiaries and health plan affiliates are subject to the state and local laws, regulations and supervision of the jurisdictions in which they are domiciled and licensed, as well as to Federal laws and supervision. Those laws and regulations provide safeguards for policyholders and members, and do not exist to protect the interest of shareholders. Government agencies that oversee insurance and health care products and services generally have broad authority to issue regulations to interpret and enforce laws and rules. Changes in applicable laws and regulations are continually being considered, and the interpretation of existing laws and rules also change periodically, which could make it increasingly difficult to control medical costs, among other things. Therefore, future regulatory revisions could affect our operations and financial results.

        We are subject to various governmental reviews, audits and investigations to verify our compliance with our contracts and applicable laws and regulations. For example, State departments of insurance audit our health plans and insurance companies for financial and contractual compliance. State departments of health audit our health plans for compliance with health services. State attorneys general, CMS, the Office of the Inspector General of Health and Human Services, the Office of Personnel Management, the Department of Justice, the Department of Labor, the Government Accountability Office, state departments of insurance and departments of health and Congressional committees also conduct audits and investigations of us.

  Medicare

        Medicare is a Federal program that provides eligible persons age 65 and over and certain eligible persons with disabilities under age 65 with a variety of hospital, prescription drug, and medical insurance benefits. Medicare beneficiaries have the option to enroll in a Medicare Advantage health plan. Under Medicare Advantage, insurance companies and managed care organizations contract with CMS to provide benefits at least equivalent to the traditional fee-for-service Medicare program in exchange for a fixed monthly payment per member that varies based on the county in which a member resides as well as a member's demographics and health status. Medicare supplemental insurance, sometimes called Medigap is jointly regulated by the Federal government and by State Departments of Insurance. In all but a few States, there are standard Medicare supplement plans.

        The Medicare Part D drug benefit offers Medicare beneficiaries the option to obtain covered outpatient prescription drug benefits offered through a private drug plan. Certain of our Medicare Advantage plans offer a prescription drug benefit. The Affordable Care Act made several changes to Medicare Advantage. Beginning in 2012, Medicare Advantage "benchmark" rates transition to target Medicare fee-for-service cost benchmarks of 95%, 100%, 107.5% or 115% of the calculated Medicare fee-for-service costs. The transition period will be 2, 4 or 6 years depending upon the applicable county. The counties are divided into quartiles based on each county's fee-for-service Medicare costs. We estimate that approximately 46% of our current membership resides in counties where the Medicare Advantage benchmark rate will equal 95% of the calculated Medicare fee-for-service costs, with approximately 93% of these members having a 6 year transition period. Under the law, the premiums for such members will be transitioned beginning in 2012. To address these rate reductions, we may have to reduce benefits, charge or increase member premiums, reduce profit margin expectations, or implement some combination of these actions. Such actions could adversely impact our membership growth, revenue expectations and our operating margins.

        Under the Affordable Care Act, the coding intensity adjustment on Medicare Advantage payment as instituted in 2010 became permanent, resulting in mandated minimum reductions in risk scores of 4.71% in 2014 increasing to 5.7% for 2019 and beyond. The lack of a long term Medicare Physician Sustainable Growth Rate (SGR) adversely impacts the Medicare Advantage payment because Medicare Advantage is based on projected costs in original Medicare. Without a long term SGR "fix", Congress has passed a series of short term extensions of the SGR to prevent the payment cut to physicians from going into effect, and CMS does not assume even the short term "fix" in calculating Medicare Advantage payment rates. These payment adjustments may adversely affect the level of payments from CMS to our Medicare Advantage plans.

        Beginning in 2012, Medicare Advantage plans with an overall "Star Rating" of three or more stars (out of five) based on 2011 performance will be eligible for a "quality bonus" in their basic premium rates. The Affordable Care Act limited these quality bonuses to the plans that achieved 4 or more stars as their overall rating, but CMS is using demonstration authority to expand the quality bonus to 3 star plans for a three year period through 2014. In addition, also beginning in 2012, Medicare Advantage star ratings will affect the rebate percentage available for plans to provide additional member benefits (plans with quality ratings of 3.5 stars or above will have their rebate percentage increased from a base rate of 50% to 65% or 70%). In all cases, this rebate percentage is lower than the pre-Affordable Care Act rebate percentage of 75%. Our Medicare Advantage plans are currently rated from 2.5 to 3.5 stars out of 5, on average. Notwithstanding efforts to improve our star ratings and other quality measures prior to 2012, there can be no assurances that we will be successful in doing so. Accordingly, our plans may not be eligible for full level quality bonuses or increased rebates, which could adversely affect the benefits such plans can offer, reduce membership, and reduce profit margins. In addition, CMS has indicated that plans with a Star Rating of less than 3.0 for three consecutive years may be subject to termination. Certain of our plans have Star Ratings less than 3.0 Stars. If we are unable to improve the Star Ratings of these plans, these plans may be terminated by CMS which could have a material adverse on our business, cash flows and results of operations.

        MIPPA revised requirements for Medicare Advantage PFFS plans, ending these plans as non-network products in 2011 in all but a small number of rural counties. We established provider networks to build Network-PFFS plans and preferred provider organization, or PPO, in strategic locations. This permitted us to passively enroll ("crosswalk") PFFS membership into network products on January 1, 2011, in service areas where CMS approved Universal American's proposed provider networks. We did not develop provider networks in all areas with PFFS membership, and were required to non-renew approximately 60,000 of our PFFS members for 2011.

        Most Medicare beneficiaries have a limited annual enrollment period during which they can choose to participate in a Medicare Advantage plan rather than receive benefits under the traditional fee-for-service Medicare program. After the annual enrollment period, most Medicare beneficiaries are not permitted to change their Medicare benefits. The Affordable Care Act shortened the time in which we can sell our Medicare Advantage products. Also, beginning in 2011, the Affordable Care Act mandated that persons enrolled in Medicare Advantage may withdraw their enrollment during the first 45 days of the year to return to original Medicare only. Prior law allowed a member to withdraw enrollment during this period to enroll in another Medicare Advantage plan. These changes have the potential to constrain our member growth, limit the viability of our sales force, or otherwise adversely affect our ability to market to or enroll new members in our established service areas.

        Beginning in 2014, the Affordable Care Act stipulates a minimum medical loss ratio, or MLR, of 85% for Medicare Advantage plans. Financial penalties in the form of remitting funds to CMS will result from failing to achieve the minimum MLR ratio (with additional penalties for repeated inability to reach 85%). Certain of our Medicare Advantage plans are at or near this threshold but we have considerable work to do to reach these requirements. The methodology for defining medical costs and aggregating geographic units and plans for calculating MLRs has not yet been fully defined for Medicare Advantage plans, so there remains some uncertainty in regarding our readiness for the MLR threshold. Complying with such minimum ratio by increasing our medical expenditures or refunding any shortfalls to the federal government could have a material adverse affect on our operating margins, results of operations, and our statutory required capital.

  Fraud and abuse laws

        Enforcement of health care fraud and abuse laws has become a top priority for the nation's law enforcement entities. The funding of these law enforcement efforts has increased dramatically in the past few years and is expected to continue. The focus of these efforts has been directed at participants in Federal government health care programs such as Medicare. We participate in these programs and have continued our stringent regulatory compliance efforts.

  Privacy laws

        The use of individually identifiable data by our business is regulated at Federal and state levels. These laws and rules are subject to administrative interpretation. Various state laws address the use and maintenance of individually identifiable health data. Many are derived from the privacy provisions in the Federal Gramm-Leach-Bliley Act, the Health Information Technology for Economic and Clinical Health Act of 2009, known as HITECH, and the Health Insurance Portability and Accountability Act of 1996, known as HIPAA.

        Among other things, HIPAA mandates the following:

  •
  guaranteed availability and renewability of health insurance for specified employees and individuals;

  •
  limits on termination options and on the use of preexisting condition exclusions;

  •
  prohibitions against discriminating on the basis of health status; and

  •
  requirements which make it easier to continue coverage in cases where an employee is terminated or changes employers.

        HIPAA also calls for the adoption of standards for the exchange of electronic health information and privacy requirements that govern the handling, use and disclosure of protected customer health information. Compliance with HIPPA and other privacy laws is far-reaching and complex and proper interpretation and practice under the law continue to evolve. Consequently, our efforts to measure, monitor and adjust our business practices to comply with these laws are ongoing.

  USA PATRIOT Act

        A portion of the USA PATRIOT Act applying to insurance companies became effective in mid 2004. Insurance companies have to impose processes and procedures to thoroughly verify their agents, applicants, insureds, claimants and premium payers in an effort to prevent money laundering. Our insurance companies have implemented measures to comply with the Office of Federal Asset Control requirements, whereby the names of customers and potential customers must be reviewed against a listing of known terrorists and money launderers. The identification verification requirement of the USA PATRIOT Act became final in 2005. In 2006, insurance companies were required to verify the identity of their applicants, insureds, and beneficiaries. We continually upgrade our internal procedures, securing software and training of home office staff and producers to maintain compliance.

  Consumer Protection Laws

        We may participate in direct-to-consumer activities and are subject to emerging regulations applicable to on-line communications and other general consumer protection laws and regulations.

  State and local regulation

        Each of our insurance company subsidiaries and our HMO subsidiaries is also subject to the regulations of and supervision by the insurance department of each of the jurisdictions in which they are admitted and authorized to transact business. These regulations cover, among other things:

  •
  the declaration and payment of dividends by our insurance company and HMO subsidiaries,

  •
  the setting of rates to be charged for some types of insurance,

  •
  the granting and revocation of licenses to transact business,

  •
  the licensing of agents,

  •
  the regulation and monitoring of market conduct and claims practices,

  •
  the approval of forms,

  •
  the establishment of reserve requirements,

  •
  investment restrictions,

  •
  the regulation of maximum allowable commission rates,

  •
  the mandating of some insurance benefits,

  •
  minimum capital and surplus levels, and

  •
  the form and accounting practices used to prepare statutory financial statements.

        A failure to comply with legal or regulatory restrictions may subject the insurance company subsidiary or HMO subsidiary to a loss of a right to engage in some or all business in a state or states or an obligation to pay fines, penalties, or make restitution, which may affect our profitability.

        American Pioneer is a Florida domiciled insurance company. American Progressive is a New York domiciled insurance company. Pyramid Life is a Kansas domiciled insurance company. Constitution, Marquette and Union Bankers are Texas domiciled insurance companies. SelectCare of Texas, LLC is licensed as an HMO in Texas and SelectCare Health Plans, Inc. is licensed as an HMO in Texas and Indiana. SelectCare of Oklahoma, Inc. and Today's Options of Oklahoma, Inc. (formerly known as GlobalHealth, Inc.) are licensed HMO's in Oklahoma. SelectCare of Maine, Inc. is a licensed HMO in Maine. Collectively, our insurance subsidiaries and HMOs are licensed to sell health insurance, life insurance and annuities in all 50 states and the District of Columbia. In addition, some of these subsidiaries have CMS-approved plans to enroll members in our Medicare Advantage plans in 36 states in 2012.

        Most jurisdictions mandate minimum benefit standards and loss ratios for accident and health insurance policies. We are generally required to maintain, with respect to our individual long-term care policies, minimum anticipated loss ratios over the entire period of coverage. With respect to our Medicare supplement policies, we are generally required to attain and maintain an actual loss ratio, after three years, of not less than 65 percent (75% for groups) of earned premium. We provide to the insurance departments of all states in which we conduct business annual calculations that demonstrate compliance with required loss ratio standards for Medicare supplement insurance. We prepare these calculations utilizing appropriate statutory assumptions. In the event we fail to maintain minimum mandated loss ratios, our insurance company subsidiaries could be required to provide retrospective premium refunds or prospective premium rate reductions. We believe that our insurance company subsidiaries currently comply with all applicable mandated minimum loss ratios. In addition, we actively review the loss ratio experience of our products and request approval for rate increases from the respective insurance departments when we determine they are needed. We cannot guarantee that we will receive the rate increases we request.

        Every insurance company and HMO that is a member of an "insurance holding company system" generally is required to register with the insurance regulatory authority in its domicile state and file periodic reports concerning its relationships with its insurance holding company and with its affiliates. Material transactions between registered insurance companies or HMO's and members of the holding company system are required to be "fair and reasonable" and in some cases are subject to administrative approval. The books, accounts and records of each party are required to be maintained so as to clearly and accurately disclose the precise nature and details of any intercompany transactions.

        Each of our insurance company and HMO subsidiaries is required to file detailed reports with the insurance department of each jurisdiction in which it is licensed to conduct business and its books and records are subject to examination by each licensing insurance department. In accordance with the insurance codes of their domiciliary states and the rules and practices of the NAIC, our insurance company and HMO subsidiaries are examined periodically by examiners of each company's domiciliary state with elective participation by representatives of the other states in which they are licensed to do business.

        Many states require deposits of assets by insurance companies and HMOs for the protection either of policyholders in those states or for all policyholders. These deposited assets remain part of the total assets of the company. As of December 31, 2011 and 2010, we had securities with market values totaling $35.0 million and $34.9 million, respectively, on deposit with various state treasurers or custodians. These deposits must consist of securities that comply with the standards established by the particular state.

        Certain of our subsidiaries are licensed in various states as a third party administrator, utilization review agent, or other similar entities. Those subsidiaries provide administrative and management services to our insurance and HMO companies. Those entities operate in states that regulate intercompany agreement, including the amounts that can be charged between affiliates for services, fiduciary bond amounts, utilization review processes, and claims payment processes.

  Dividend Restrictions

        Many of our subsidiaries operate in states that regulate the payment of dividends, loans, or other cash transfers to other affiliated entities including our parent company, Universal American Corp., and require minimum levels of equity as well as limit investments to approved securities. The amount of dividends that may be paid by these subsidiaries, without prior approval by state regulatory authorities, is limited based on the entity's level of statutory income and statutory capital and surplus.

        Although minimum required levels of equity are largely based on premium volume, product mix, and the quality of assets held, minimum requirements vary significantly from state to state. As of December 31, 2011, our state regulated subsidiaries had aggregate statutory capital and surplus of approximately $609 million. Based on current estimates, we expect the aggregate amount of dividends that may be paid to our parent company in 2012 without prior approval by state regulatory authorities is approximately $52.1 million.

  Risk-Based Capital and Minimum Capital Requirements

        Risk-based capital requirements promulgated in each state take into account asset risks, interest rate risks, mortality and morbidity risks and other relevant risks with respect to the insurer's business and specify varying degrees of regulatory action to occur to the extent that an insurer does not meet the specified risk-based capital thresholds, with increasing degrees of regulatory scrutiny or intervention provided for companies in categories of lesser risk-based capital compliance. As of December 31, 2011, all of our U.S. insurance company subsidiaries and managed care affiliates maintained ratios of total adjusted capital to risk-based capital in excess of the authorized control level. However, should our insurance company subsidiaries' and managed care affiliates' risk-based capital positions decline in the future, their ability to pay dividends, the need for capital contributions or the degree of regulatory supervision or control to which they are subjected might be affected.

        Effective December 31, 2009, the National Association of Insurance Commissioners, known as NAIC, had adopted SSAP 10R Income Taxes. SSAP 10R is a temporary replacement of SSAP 10 that effectively expands the amount of Deferred Tax Assets, or DTA's, that qualify as admitted assets, with an original sunset provision after December 31, 2010. During 2010 the NAIC extended the sunset provision deadline to December 31, 2011. The adoption of SSAP 10R effective December 31, 2009 allowed us to admit additional DTA's (and increase Capital & Surplus) of $7.4 million and $14.3 million for 2011 and 2010, respectively. Effective January 1, 2012, the NAIC has adopted SSAP 101, Income Taxes, a replacement for SSAP 10R. We do not expect any significant change to statutory deferred income taxes as a result of implementation.

  Guaranty Association Assessments

        Solvency or guaranty laws of most jurisdictions in which our insurance company subsidiaries do business may require them to pay assessments to fund policyholder losses or liabilities of unaffiliated insurance companies that become insolvent. These assessments may be deferred or forgiven under most solvency or guaranty laws if they would threaten an insurer's financial strength and, in most instances, may be offset against future premium taxes. Our insurance company subsidiaries provide for known and expected insolvency assessments based on information provided by the National Organization of Life & Health Guaranty Associations. Our insurance company subsidiaries have not incurred any significant costs of this nature. The likelihood and amount of any future assessments is unknown and is beyond our control.

  Producer Compensation Disclosure

        State regulators and attorneys general have initiated investigations into producer compensation and product pricing. While the initial investigations have focused on commercial lines insurers and brokers, it remains to be seen whether the investigations will broaden and potentially change how we sell our products. We have responded to inquiries regarding our sales practices, and we do not anticipate that our responses will require any change in our compensation practices or any other adverse result. Under the NAIC's Producer Licensing Model Act, known as the PLMA, when a producer receives compensation from both a customer and an insurance company, the producer must receive the customer's documented acknowledgement that it will receive compensation from the insurance company and must disclose the amount of this compensation to the customer. These disclosures, however, will not be necessary if the producer does not receive a fee from the customer for the placement of insurance and discloses to the customer that it is acting on behalf of the insurance company and may provide services to the customer on behalf of the insurance company.

        Several states have enacted producer compensation disclosure legislation or regulations and it is possible that some states will adopt laws that are broader than the NAIC model acts.

Outsourcing Arrangements

        We outsource certain processing and administration functions to third parties, subject to outsourcing agreements. The outsourced functions include membership administration, call center operations, business process outsourcing, revenue management, marketing and pharmacy benefit management. In the future, it is possible that we may outsource additional functions. A summary of our more significant arrangements is presented below.

  Business Process Outsourcing

        On April 26, 2010, we entered into an agreement to sell the outstanding common stock of CHCS, our administrative services company, to iGate Patni. The transaction closed on June 9, 2010, with an effective date of April 1, 2010. Subsequent to this transaction, iGate Patni is providing the same administrative services previously provided by our former CHCS affiliate, as well as certain information technology services, to our insurance subsidiaries. These services include, policy administration, underwriting, claims processing and other related processes primarily related to our Traditional lines of business. In addition, we continue to use iGate Patni as a business outsource vendor to provide a range of business process services, including, data entry, member application intake and processing, data validation, mailroom imaging and scanning, paper-based and electronic claims adjudication and processing, and overflow labor support services for our operations. In addition, iGate Patni also provides certain information technology support and programming.

  Risk Score Review

        We have contracted with Outcomes Health Information Solutions, L.L.C. to review claims and other data to use its clinical algorithms to identify Medicare Advantage HMO, PPO and PFFS members who may have CMS assigned risk scores that are not indicative of the members' actual clinical acuity. Outcomes organizes the review of medical charts for these members and collects data to be submitted to CMS, after review and validation by us, which will result in a more accurate risk score assignment by CMS. There are no explicit minimum payments required under this arrangement.

  Membership Administration

        We outsource the administrative information technology platform necessary to support our Medicare Advantage businesses to The Trizetto Group. We have entered into an annual support and license agreement, a master hosting services agreement and a consulting services agreement with Trizetto. These agreements collectively support the basic infrastructure surrounding the membership information for our Medicare Advantage businesses.

  Pharmacy Benefit Management

        At the closing of the Part D Sale Transaction, we entered into a five-year pharmacy benefits management agreement, pursuant to which CVS Caremark will provide a range of pharmacy benefit management to our Medicare Advantage plans.

Employees

        As of February 24, 2012, we employed approximately 1,000 employees, none of whom is represented by a labor union in such employment. We consider our relations with our employees to be good.

Additional Information

        We were incorporated under the laws of the State of Delaware on December 22, 2011. Our common stock is listed on the NYSE under the ticker symbol UAM.. Our corporate headquarters are located at Six International Drive, Rye Brook, New York 10573 and our telephone number is (914) 934-5200.

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

Risks Relating to the APS Healthcare Transaction

Whether or not the APS Healthcare Transaction is consummated, the announcement and pendency of the transaction creates uncertainty and could impact or cause disruption in our business and could adversely affect our business and results of operations.

        While the APS Healthcare Transaction is pending and thereafter, the attention of our management may be directed towards the completion and integration of the APS Healthcare Transaction and may be diverted from our day to day business operations. In addition, uncertainty about the effects of the APS Healthcare Transaction on employees and members may have an adverse effect on us and employees of APS Healthcare. These uncertainties may impair our ability to attract, retain and motivate key personnel until the transaction is completed and for a period of time thereafter. Additionally, the uncertainty could cause our or APS Healthcare's customers, suppliers, partners and others to defer entering into contracts or other arrangements with us or APS Healthcare or seek to change or cancel existing business relationships with us or APS Healthcare. The uncertainty and difficulty of integrating the companies could also cause key employees to lose motivation or leave their employment.

        The APS Healthcare Merger Agreement also restricts us from taking certain actions until the APS Healthcare Transaction is completed or the APS Healthcare Merger Agreement is terminated. These restrictions may prevent us from making certain changes to our business in response to events or circumstances that may arise prior to the completion of the APS Healthcare Transaction. We may also become subject to lawsuits and adverse judgments related to the APS Healthcare Transaction, causing disruption in our business.

Completion of the APS Healthcare Transaction is subject to many conditions and if these conditions are not satisfied or waived, the APS Healthcare Transaction will not be completed.

        The APS Healthcare Transaction is subject to many conditions which must be satisfied or waived in order to complete the APS Healthcare Transaction, including, among others, (i) approval by the New York Stock Exchange ("NYSE") of our Common Stock to be issued pursuant to the APS Healthcare Merger Agreement, (ii) appointment of an individual designated by a fund affiliated with GTCR to the board of directors of the Company, (iii) the absence of any order or injunction prohibiting the APS Healthcare Transaction, (iv) receipt of certain required regulatory consents and (v) the absence of a "material adverse effect" with respect to APS Healthcare and its subsidiaries. Although we expect, as of the date of this Annual Report on Form 10-K, to consummate the APS Healthcare Transaction, it is possible that the APS Healthcare Transaction may not occur. If the APS Healthcare Transaction is not completed for any reason, the price of our Common Stock may decline to the extent that the market price of our Common Stock reflects positive market assumptions that the APS Healthcare Transaction will be completed or based on the market's perception as to why the APS Healthcare Transaction was not completed. In addition, if the APS Healthcare Transaction is not consummated a comparable transaction may not occur in the future.

        We may also be subject to additional risks if the APS Healthcare Transaction is not completed, including the fact that under certain circumstances specified in the APS Healthcare Merger Agreement, we may be required to pay a termination fee of $5.0 million, and reimburse up to $4.0 million of transaction fees and expenses incurred in connection with the APS Healthcare Transaction.

        There can be no assurance that the conditions to closing of the APS Healthcare Transaction will be satisfied or waived or that the APS Healthcare Transaction will be completed.

The APS Healthcare business is subject to certain risks and uncertainties and combining the businesses of the Company and APS Healthcare may be more difficult, costly or time-consuming than expected, which may adversely affect the combined Company's results and negatively affect the value of the Company's common stock following the APS Healthcare Transaction.

        The majority of APS Healthcare's revenues are derived from Medicaid. In addition, most of APS Healthcare's contracts are terminable on short notice. As a result of fiscal budgetary and other issues, it is possible that Medicaid funding could be reduced or APS Healthcare's contracts could be terminated or amended in an adverse manner, which could have a material adverse effect on APS Healthcare's revenues and operating results.

        The Company and APS Healthcare have entered into the APS Healthcare Merger Agreement because we believe that the APS Healthcare Transaction will be beneficial to our respective companies and stockholders. The success of the APS Healthcare Transaction will depend, in part, on the Company's ability to realize the anticipated benefits from combining the respective businesses. To realize these anticipated benefits, the Company must successfully combine the businesses of the Company and APS Healthcare in an efficient and effective manner. If the Company and APS Healthcare are not able to achieve these objectives within the anticipated time frame, or at all, the anticipated benefits of the APS Healthcare Transaction may not be realized fully, or at all, or may take longer to realize than expected, and the value of the Company's common stock may be affected adversely.

        The Company and APS Healthcare have operated and, until the completion of the APS Healthcare Transaction will continue to operate, independently. It is possible that the integration process could result in the loss of key customers or employees, the disruption of each company's ongoing business or inconsistencies in standards, controls, procedures and policies that adversely affect either company's ability to maintain relationships with customers, employees and suppliers or to achieve the anticipated benefits of the APS Healthcare Transaction. For example, many of the customer contracts of APS Healthcare are terminable on relatively short notice. As a result of the transaction, it is possible that certain of these customers may choose to terminate their contract with APS Healthcare.

        In addition, the actual integration may result in additional and unforeseen expenses, and the anticipated benefits of the integration plan may not be realized. Actual synergies, if achieved at all, may be lower than what the Company expects and may take longer to achieve than anticipated. If the Company is not able to adequately address these challenges, the Company may be unable to successfully integrate APS Healthcare's operations into its own or to realize the anticipated benefits of the integration of the two companies.

The APS Healthcare Transaction may involve unexpected costs, unexpected liabilities or unexpected delays.

        The Company and APS Healthcare currently expect to incur substantial costs and expenses relating to the APS Healthcare Transaction, including debt financing costs, fees and expenses payable to financial, accounting and legal advisors, fees and costs relating to regulatory filings and notices and other transaction-related costs, fees and expenses. In addition, it is expected that the combined company will incur costs following completion of the APS Healthcare Transaction in order to integrate the business operations and work forces of the Company and APS Healthcare. In addition, the APS Healthcare Transaction and post-Merger integration process may give rise to unexpected liabilities and costs, including costs associated with the defense and resolution of possible litigation or other claims.

Failure to comply with covenants in any debt instrument we may enter into could materially and adversely affect us.

        In connection with the APS Healthcare Transaction, we expect to enter into a new (i) $150 million term loan credit facility to fund a portion of the purchase price and (ii) $75 million revolving credit facility for permitted capital expenditures and acquisitions, to make any contingent right payments payable pursuant to the APS Healthcare Transaction, to provide for ongoing working capital requirements and for general corporate purposes. We expect that the credit facility that we enter into will contain customary restrictions, covenants, events of default and other terms, including financial covenants and that we will grant the lenders a customary collateral package. These restrictions and covenants may limit our ability to, among other things:

  •
  pay dividends and redeem our capital stock;

  •
  incur additional indebtedness;

  •
  create liens on our assets;

  •
  conduct material transactions with our affiliates except on an arm's length basis; and

  •
  acquire or dispose or assets or merge or consolidate with, or transfer all or substantially all our assets to, another person.

        In addition, to borrow funds under any credit agreement or debt instrument, we anticipate that we will be required to meet specified financial covenants, including a consolidated leverage ratio, consolidated debt service coverage ratio and minimum risk based capital ratios. If we fail to maintain the financial covenants and are not able to obtain relief from any covenant violation, then an event of default could occur and the lenders could cease lending to us and accelerate the payments of our debt. Any such action by the lenders could materially and adversely affect us. The interests of our lenders may be different from ours and we may be unable to obtain our lenders' consent when and if needed, to engage in certain actions or obtain relief from any covenant violation. In addition, we may not be able to incur debt on terms acceptable to us. If we do not comply with the restrictions and covenants in any debt instrument we may enter into, our results of operations, financial condition and ability to pay dividends will be harmed. In addition, while we have entered into a commitment letter with lenders to provide the necessary debt financing to complete the APS Healthcare Transaction, there can be no assurance that such financing will ultimately be made available.

Risks Relating to the Part D Transaction

The historical consolidated financial information of Old Universal American is not necessarily representative of our future financial position, future results of operations or future cash flows nor do they reflect what our financial position, results of operations or cash flows would have been as a stand-alone company during the periods presented.

        We are the "accounting successor" to Old Universal American for financial reporting purposes in accordance with ASC No. 505-60. Following the consummation of the Part D Transaction, we report the historical consolidated results of operations of the Medicare Part D Business that we sold to CVS Caremark in discontinued operations in accordance with the provisions of ASC No. 205-20-45. Because the historical consolidated financial information of Old Universal American include the results of the Medicare Part D Business, it is not representative of our future financial position, future results of operations or future cash flows nor does it reflect what our financial position, results of operations or cash flows would have been as a stand-alone company during the periods presented.

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

Risks Relating to Our Business

The CMS sanction that suspended us from marketing to and enrolling new members in our Medicare Advantage plans has had and may continue to have a material adverse effect on our Medicare Advantage business, financial condition and results of operations.

        On November 19, 2010, CMS notified us that we were suspended from marketing to and enrolling new members in our Medicare Advantage plans, effective December 5, 2010. According to CMS, the suspension related primarily to agent oversight and market conduct issues and was to remain in effect until CMS was satisfied that we had corrected the issues and they were not likely to recur. As a result of the suspension, we were unable to enroll new members in our Medicare Advantage plans during a significant portion of the annual enrollment period for the 2011 plan year and, as a result, our Medicare Advantage membership decreased significantly, which had a negative impact on our financial results for 2011and may continue to impact our financial results going forward. While we were notified on August 5, 2011 that CMS had lifted the sanction, CMS indicated that it still considers Universal

American a high-risk sponsor and will be closely monitoring and overseeing our activities in all operational areas and we will continue to be subject to targeted monitoring and heightened surveillance and oversight. In addition, as a result of the CMS sanctions and the performance of certain of our Medicare Advantage plans, we have been and may continue to be prohibited from expanding to new markets or adding new products in existing markets which could prevent us from pursuing new business opportunities.

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

Recently enacted health care legislation and subsequent rules promulgated by CMS could have a material adverse effect on our business and financial results.

        In March 2010, President Obama signed into law the Affordable Care Act, legislating broad-based changes to the U.S. health care system. Certain provisions of the health reform legislation have already taken effect, and others become effective at various dates over the next several years. Due to the complexity of the health reform legislation, including yet to be promulgated implementing regulations, lack of interpretive guidance, gradual implementation and the fact that the Affordable Care Act has been successfully challenged in the judicial system, the impact of the health reform legislation is difficult to predict and not yet fully known. However, we will need to dedicate significant resources and expense to complying with these new rules and there is a possibility that this new legislation could have a material adverse effect on our business, financial position and results of operations.

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

        Reduced Medicare Advantage reimbursement rates—Beginning in 2012, the Medicare Advantage "benchmark" rates transition to target Medicare fee-for-service cost benchmarks of 95%, 100%, 107.5% or 115% of the calculated Medicare fee-for-service costs. The transition period will be 2, 4 or 6 years depending upon the applicable county in which services are provided. The counties are divided into quartiles based on each county's fee-for-service Medicare costs. We estimate that approximately 46% of our current membership resides in counties where the Medicare Advantage benchmark rate will equal 95% of the calculated Medicare fee-for-service costs, with approximately 93% of these members having a 6-year transition period. Under the new law, the premiums for such members will be transitioned to 95% of Medicare fee-for-service costs beginning in 2012. This follows the freezing of Medicare Advantage reimbursement rates in 2011 based on our 2010 levels. To address these rate freezes/reductions, we may have to reduce benefits, charge or increase member premiums, reduce profit margin expectations, or implement some combination of these actions. Such actions could adversely impact our membership growth, revenue expectations, and our operating margins.

        Implementation of quality bonus for Star Ratings—Beginning in 2012, Medicare Advantage plans with an overall "Star Rating" of three or more stars (out of five) based on 2011 performance will be eligible for a "quality bonus" in their basic premium rates. The Affordable Care Act limited these quality bonuses to the plans that achieved 4 or more stars as their overall rating, but CMS is using demonstration authority to expand the quality bonus to 3 star plans for a three year period through 2014. In addition, also beginning in 2012, Medicare Advantage star ratings will affect the rebate percentage available for plans to provide additional member benefits (plans with quality ratings of 3.5 stars or above will have their rebate percentage increased from a base rate of 50% to 65% or 70%). In all cases, this rebate percentage is lower than the pre-Affordable Care Act rebate percentage of 75%. Our Medicare Advantage plans are currently rated from 2.5 to 3.5 stars out of 5, on average. Notwithstanding efforts to improve our star ratings and other quality measures prior to 2012, there can be no assurances that we will be successful in doing so. Accordingly, our plans may not be eligible for full level quality bonuses or increased rebates, which could adversely affect the benefits such plans can offer, reduce membership, and reduce profit margins. In addition, CMS has indicated that plans with a Star Rating of less than 3.0 for three consecutive years may be subject to termination. Certain of our plans have Star Ratings less than 3.0 Stars. If we are unable to improve the Star Ratings of these plans, these plans may be terminated by CMS which could have a material adverse on our business, cash flows and results of operations.

        Stipulated Minimum MLRs—Beginning in 2014, the new healthcare reform legislation will stipulate a minimum medical loss ratio, or MLR, of 85%. Financial and other penalties may result from failing to achieve the minimum MLR ratio. For the year ended December 31, 2011, our reported Medicare Advantage MLR was 82.3%. The methodology for defining medical costs and for calculating MLRs has not yet been defined. Complying with such minimum ratio by increasing our medical expenditures or refunding any shortfalls to the federal government could have a material adverse affect on our operating margins, results of operations, and our statutory required capital.

        Non-deductible federal premium taxes—Beginning in 2014, the new healthcare reform legislation will impose an annual aggregate non-deductible tax of $8.0 billion (with increasing annual amounts thereafter) on health insurance premiums, including Medicare Advantage premiums. Our share of the new tax will be based on our pro rata percentage of premiums compared to the industry as a whole, calculated annually. Although there is time to take into account this new tax in adjusting our business model and in designing future years' plan bids, there can be no assurance that such tax will not result in reduced member benefits, reduced profits, or both which could have a material adverse effect on our results of operations.

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

        Most of the provisions of the Affordable Care Act are not scheduled to go into effect immediately and may be delayed for several years, including as a result of judicial action challenging the legality of the Affordable Care Act, which is scheduled to be heard by the United States Supreme Court in 2012.

Financing for the reforms contained in the Affordable Care Act will come, in part, from additional taxes and fees on our business as well as reductions in payments to us, which could negatively impact our business and results of operations. In addition, during this time, the new healthcare reform legislation may be subject to further adjustments. Because of the unsettled nature of these reforms and numerous steps required to implement and monitor them, we cannot predict what additional health insurance reforms will be implemented at the federal or state level, the effect that any future legislation or regulation will have on our business or how CMS will review our future bid submissions and ultimately, the overall impact of the new healthcare reform legislation on our business. In addition, the Affordable Care Act significantly expands Medicaid eligibility, which could have an adverse impact on APS Healthcare's business.

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

        We generate a significant majority of our total revenue from the operation of our Medicare Advantage plans. As a result, our revenue and profitability are dependent, in part, on government funding levels for Medicare Advantage programs. The rates paid to Medicare Advantage health plans like ours are established by contract, although the rates differ depending on a combination of factors, such as upper payment limits established by CMS, a member's health profile and status, age, gender, county or region, benefit mix, member eligibility categories and the plan's risk scores. Future Medicare rate levels and overall funding for Medicare, may be affected by continuing government efforts to contain and/or reduce overall medical expenses, and other budgetary and fiscal constraints, including pursuant to the Budget Control Act of 2011 as a result of the failure of a bipartisan joint congressional committee to agree on certain spending cuts. The government is currently examining Medicare Advantage health plans like ours in comparison to Medicare fee-for-service payments, and this examination could result in a reduction in payments to Medicare Advantage health plans like ours. Changes in the Medicare program or Medicare funding may affect our ability to operate under the Medicare program or lead to reductions in the amount of reimbursement, elimination of coverage for some benefits or reductions in the number of persons enrolled in or eligible for Medicare or increases in member premium.

Failure to reduce our operating costs could have a material adverse effect on our financial position, results of operations and cash flows.

        The level of our operating costs affects our profitability. As a result of MIPPA, the CMS sanction and other factors, our Medicare Advantage membership decreased significantly as of January 1, 2011 and decreased again as of January 1, 2012. In addition, after consummation of the Part D Transaction in April 2011, we are a much smaller company. If we are unable to reduce our operating expenses to better match our smaller size, it could have a material adverse effect on our financial condition, results of operations and cash flows.

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

        We compete based on innovation and service, as well as on price and benefit offering. We may not be able to develop innovative products and services which are attractive to clients. Moreover, although we need to continue to expend significant resources to develop or acquire new products and services in the future, we may not be able to do so. We cannot be sure that we will continue to remain competitive, nor can we be sure that we will be able to market our products and services to clients successfully at current levels of profitability. During the 2012 selling season, our Medicare Advantage sales were lower than expected and our lapsation rate was higher than expected, particularly in our non-HMO markets, which resulted in lower membership as of January 1, 2012. If we are unable to increase our sales and lower our lapsation rate, our membership will continue to decline, which could have a material adverse effect on our business and results of operations.

        Consolidation within the industries in which we operate, as well as the acquisition of our competitors by larger companies (i.e. Cigna's acquisition of Healthspring), may lead to increased competition. Strategic combinations involving our competitors could have an adverse effect on our business or results of operations.

Our business strategy is evolving and may involve pursuing strategic transactions and investments in the future.

        The healthcare industry in undergoing significant change and our business strategy is continuing to evolve to meet these changes. Our business strategy may involve pursuing strategic transactions, including potential acquisitions of, or investments in, related or unrelated businesses and assets or divestitures of existing businesses or assets. In addition, we may pursue a merger or consolidation with a third party that results in a change in control, a sale or transfer of all or a portion of our assets or a purchase by a third party of our securities that may result in a minority or control investment by such third party.

        For example, one of our subsidiaries participated in the filing of numerous applications with CMS to participate in the Affordable Care Act's Medicare Shared Savings Program as an Accountable Care Organization, or ACO. ACO's are entities that contract with CMS to serve the Medicare fee for service population with the goal of better care for individuals, improved health for populations and lower costs. ACO's share savings with CMS to the extent that the actual costs of serving a beneficiary are below certain trended benchmarks of such beneficiary and certain quality performance measures are achieved. In addition, we may pursue opportunities in the dual eligible, Medicaid and healthcare exchange markets. Each of these opportunities may require the investment of significant capital and management attention. There can be no assurance that we will be successful with any of these potential new ventures and we could suffer significant losses as a result, which could have a material adverse effect on our business, financial condition and results of operations.

        We may finance future acquisitions, investments or opportunities through available cash, equity issuances or through the incurrence of additional indebtedness. Future acquisitions or investments, and the incurrence of additional indebtedness, could subject us to a number of risks, including, but not limited to:

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

  •
  investment income; and

  •
  medical cost inflation.

        If the regulators do not believe these factors warrant a rate increase, it is possible that we will not be able to obtain approval for premium rate increases from currently pending requests or requests filed in the future. If we are unable to raise our premium rates because we fail to obtain approval for rate increases in one or more states, our net income may decrease. If we are successful in obtaining regulatory approval to raise premium rates, the increased premium rates may reduce the volume of our new sales and cause existing policyholders to let their policies lapse. This would reduce our premium income in future periods. Increased lapse rates also could require us to expense all or a portion of the deferred policy costs relating to lapsed policies in the period in which those policies lapse, reducing our net income in that period. For example, we have not been successful in obtaining rate increases for certain portions of our long-term care block of business and there can be no assurance that our expected future premiums will be adequate to cover the future claims expense of this block of business.

The bidding process for our Medicare Advantage plans may adversely affect our profitability.

        Payments for the Medicare Advantage health plans are based on a bidding process that may decrease the amount of premiums paid to us or cause us to increase the benefits we offer to our members. We are required to submit Medicare Advantage bids annually, approximately six months in advance of the corresponding benefit year. We attempt to use the best available member eligibility, claims and risk score data at the time of developing the bids. Furthermore, we make actuarial assumptions about the utilization of benefits in our plans. However, these assumptions are subject to significant judgment and we cannot be assured that the data and assumptions used at the time of bid development will prove to be correct and that premiums will be sufficient to cover member benefits plus a reasonable margin. If our bid assumptions are too low and member claims are higher than anticipated, we could be required to expend significant unanticipated amounts which could have a material adverse effect on our business, profitability and results of operations.

Because our Medicare Advantage premiums, which generate most of our Medicare Advantage revenues, are fixed by contract, we are unable to increase our Medicare Advantage premiums during the contract term if our corresponding medical benefits expense exceeds our estimates which can adversely affect our results of operations.

        Most of our Medicare Advantage revenues are generated by premiums consisting of fixed monthly payments per member. We use a significant portion of our revenues to pay the costs of health care services delivered to our members. The principal costs consist of claims payments, capitation payments and other costs incurred to provide health insurance coverage to our members. Generally, premiums in the health care business are fixed on an annual basis by contract, and we are obligated during the contract period to provide or arrange for the provision of healthcare services as established by the Federal government.

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

  •
  medical cost inflation or changes in the economy;

  •
  government mandated benefits or other regulatory changes; and

  •
  contractual disputes with hospitals, physicians and other providers.

  •
  other unforeseen occurrences.

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

        There is substantial Federal and state governmental regulation of our business. Several laws and regulations adopted by the Federal government, such as the Affordable Care Act, the Sarbanes-Oxley Act of 2002, the Gramm-Leach-Bliley Act, the Health Insurance Portability and Accountability Act of 1996, which we refer to as HIPAA, the Health Information Technology for Economic and Clinical Health Act (HITECH Act), the MMA, the USA PATRIOT Act, the False Claims Act, anti-kickback laws, MIPPA and "Do Not Call" regulations, have created administrative and compliance requirements for us. The requirements of these laws and regulations are continually evolving, and the cost of compliance may have an adverse effect on our profitability. As laws and regulations evolve, the costs of compliance, which are already significant, will tend to increase. If we fail to comply with existing or future applicable laws and regulations, as was the case in 2010 in connection with our 2010 CMS audit and sanction, we could suffer civil, criminal or administrative penalties. Different interpretations and enforcement policies of these laws and regulations could subject our current practices to allegations of impropriety or illegality, or could require us to make significant changes to our operations. In addition, we cannot predict the impact of future legislation and regulatory changes on our business or assure you that we will be able to obtain or maintain the regulatory approvals required to operate our business. In addition, we are subject to potential changes in the political environment that can affect public policy and can adversely affect the markets for our products.

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

        We are also subject to various governmental reviews, audits and investigations to verify our compliance with our contracts and applicable laws and regulations. State departments of insurance routinely audit our health plans and insurance companies for financial and contractual compliance. State departments of health audit our health plans for compliance with health services. State attorneys general, CMS, the Office of the Inspector General of Health and Human Services, the Office of Personnel Management, the Department of Justice, the Department of Labor, the Government Accountability Office, state departments of insurance and departments of health and Congressional committees also conduct audits and investigations of us. We have historically incurred, and expect to continue to incur, significant costs to respond to governmental reviews, audits and investigations, and we expect these costs to increase over time as regulation increases and becomes more complex and as regulatory agencies and Congressional committees become more sophisticated and thorough.

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

        Regulations under HIPAA require us to comply with standards regarding the exchange of health information within our company and with third parties, such as healthcare providers, business associates and our members. The HITECH Act broadened the scope of the privacy and security regulations of HIPAA and mandates individual notification in the event of certain breaches of individually identifiable health information and provides enhanced penalties for HIPAA violations. These regulations impose standards for common healthcare transactions, such as:

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

        Compliance with HIPAA and other privacy regulations requires significant systems enhancements, training and administrative effort. HIPAA could also expose us to additional liability for violations by our business associates. A business associate is a person or entity, other than a member of our work force, who on behalf of us performs or assists in the performance of a function or activity involving the use or disclosure of individually identifiable health information, or provides legal, accounting, consulting, data aggregation, management, administrative, accreditation or financial services. Because we are ultimately responsible for many of the acts of our business associates, any failure of such third parties to comply with HIPAA or other privacy regulations could cause us to incur civil or criminal penalties, including significant damage to our reputation.

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

  •
  claims under the False Claims Act;

  •
  claims by government agencies relating to compliance with laws and regulations claims relating to sales or underwriting practices;

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

        As a provider of health insurance, we are subject to the False Claims Act, which provides, in part, that the federal government may bring a lawsuit against any person or entity who it believes has knowingly presented, or caused to be presented, a false or fraudulent request for payment from the federal government, or who has made a false statement or used a false record to get a claim approved. Violations of the False Claims Act are punishable by treble damages and penalties of up to a specified dollar amount per false claim. In addition, a special provision under the False Claims Act allows a private person (for example, a "whistleblower" such as a disgruntled employee, competitor or member) to bring an action under the False Claims Act on behalf of the government alleging that an entity has defrauded the federal government and permits the private person to share in any settlement of, or judgment entered in, the lawsuit. In 2011, we settled a False Claims Act case relating to our sales and marketing practices of our Wisconsin HMO plans. However, there can be no assurance that additional False Claims Act cases may not arise in the future.

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

        The health care industry continues to receive significant negative publicity regarding the public's perception of it. This publicity and public perception have been accompanied by increased litigation, in some cases resulting in large jury awards, legislative activity, regulation, and governmental review of industry practices.

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

CMS's risk adjustment payment system, including the results of any RADV audits and budget neutrality factors, make our revenue and profitability difficult to predict and could result in material retroactive adjustments to our results of operations.

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

        During 2008, CMS announced its intention to engage in a pilot program to more extensively audit a select group of Medicare Advantage health plans in the area of hierarchical condition category, or HCC, coding for the determination of risk score revenue. These audits were labeled "Risk Adjustment Data Validation" audits, or RADV. RADV audits review medical record documentation in an attempt to validate provider coding practices and the presence of risk adjustment conditions which influence the calculation of premium payments to Medicare Advantage plans. Following the completion of the RADV pilot, CMS extended its audit program to randomly selected Plans for the stated purpose of generating statistically valid payment error estimates. We were selected to participate in the extended audit program and have completed our initial data submission to CMS. In December 2010, CMS published for public comment a new proposed RADV audit and payment adjustment methodology which contained provisions allowing retroactive contract level payment adjustments for the year audited using an extrapolation of the "error rate" identified in audit samples. Under these proposed rules, depending on the methodology utilized, potential payment adjustments could have had a material adverse effect on our results of operations, financial position and cash flows.

        On February 24, 2012, CMS released a "Notice of Final Payment Error Calculation Methodology for Part C Medicare Advantage RADV Audits" which clarified many of the uncertainties arising from the 2010 proposals. While the final rules are new, complex and subject to interpretation, it appears that CMS will only audit Medicare Advantage plans beginning with contract year 2011 as opposed to beginning with contract year 2007. In addition, CMS has indicated that it will now reduce the extrapolated contract level error rate found during the audits based on the error rate found in the Government's Medicare fee-for-service population. CMS estimates that it will recoup an aggregate of approximately $370 million based on its audits of Medicare Advantage plans for contract year 2011. At this time, it is not possible for us to estimate any liability we may have relating to any RADV audits. However, in the event we are audited, CMS may discover coding errors, which could require us to make significant payments to CMS and could adversely impact our revenues going forward.

        Coincident with phase-in of the risk-adjustment methodology, CMS also adjusted payments to Medicare Advantage plans by a "budget neutrality" factor. CMS implemented the budget neutrality factor to prevent overall health plan payments from being reduced during the transition to the risk-adjustment payment model. CMS first developed the payment adjustments for budget neutrality in 2002 and began to use them with the 2003 payments. CMS began phasing out the budget neutrality adjustment in 2007 and fully eliminated it in 2011. The risk adjustment methodology and phase-out of the budget neutrality factor will reduce our plans' premiums unless our risk scores increase. We do not know if our risk scores will increase in the future or, if they do, that the increases will be large enough to offset the elimination of this adjustment. As a result of the CMS payment methodology described previously, the amount and timing of our CMS monthly premium payments per member may change materially, either favorably or unfavorably. In addition, the possibility exists that CMS may reduce revenues in the future for plans whose risk scores have increased significantly greater than the general Medicare average increase in risk scores. If our risk scores increase significantly greater than the general Medicare average increase, and CMS introduces this approach, it could adversely affect our results of operations.

Our business may be materially adversely impacted by CMS's adoption of the new coding set for diagnoses.

        CMS has adopted a new coding set for diagnoses, commonly known as ICD-10, which significantly expands the number of codes utilized. The new coding set is currently required to be implemented by October 1, 2013, but such date may be extended. We may be required to incur significant expenses in implementing the new coding set. If we do not adequately implement the new coding set, our business and results of operations may be materially adversely affected.

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

Virtually all of our revenues are tied to our Medicare businesses and regulated by CMS and if our government contracts are not renewed or are terminated, our business would be substantially impaired.

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

A continued reduction in the number of members in our Medicare Advantage plans could adversely affect our results of operations.

        During each of the 2011 and 2012 selling seasons, our membership declined. During the 2012 selling season, our membership losses primarily came from our PFFS and rural markets and we may have difficulty maintaining this membership in the future. If we are unable to maintain our membership, our business could deteriorate which could have a material adverse effect on our results of operations. The principal factors that could contribute to the loss of membership are:

  •
  regulatory changes, such as MIPPA, which resulted in the loss of approximately 60,000 members as of January 1, 2011;

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

  •
  poor Star ratings relative to our competitors;

  •
  inability to develop and maintain satisfactory relationships with the providers of care to our members;

  •
  increases in our premiums or changes in our benefits provided;

  •
  our exit from a market or the termination of a health plan;

  •
  negative publicity and news coverage relating to our company or the managed health care industry generally;

  •
  insufficient distribution channels in a particular area;

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

        We have in the past experienced higher than expected lapsation in our Medicare supplement business. We believe competitive pressure from other Medicare supplement companies and Medicare Advantage products, as well as the departure of some of our sales managers, and other factors, contributed to the level of lapsation. This excess lapsation required us to accelerate the amortization of the deferred acquisition cost and present value of future profits assets associated with the business that lapsed. In addition, during 2012, except in limited circumstances, we intend to discontinue selling new Medicare Supplement products which could cause our lapsation rate to increase. It is possible that we may experience higher lapsation of our Medicare supplement business which will require faster amortization of the deferred costs. In addition, a new accounting pronouncement, Accounting Standards Update 2010-26, Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts, or ASU 2010-26, which we are required to adopt on January 1, 2012, clarifies the definition of acquisition costs that are eligible for deferral. We expect that implementation of this new pronouncement will result in a $34 million write down of deferred acquisition costs and a $28 million reduction in our equity as reported under U.S. GAAP at January 1, 2012. See Note 4 of Notes to Consolidated Financial Statements for further information on ASU 2010-26.

We no longer sell long-term care insurance but the premiums that we charge for the long-term care policies that remain in force may not be adequate to cover the claims expenses that we incur, which could result in significant losses.

        Our block of long-term care business continues to generate losses; a portion of the losses we have incurred relates to a specific block of Florida home health care business that we stopped selling in 1999. We stopped selling new long-term care business at the end of 2004. Claims under long-term care products tend to be higher in dollar amount, longer in duration and incurred later in the life of the policy than other Traditional products, making the product difficult to price appropriately. We estimate costs associated with long-duration insurance policies, such as long-term care policies sold to individuals, for which some of the premium received in the earlier years is intended to pay anticipated benefits to be incurred in future years. These future policy benefit reserves are recognized on a net level premium method based on interest rates, mortality, morbidity, withdrawal and maintenance expense assumptions from published actuarial tables, as modified based upon actual experience.

        The assumptions used to determine the liability for future policy benefits are established and locked in at the time each contract is acquired and would only change if our expected future experience deteriorated to the point that the level of the liability, together with the present value of future gross premiums, are not adequate to provide for future expected policy benefits. Long-term care policies provide for long-duration coverage and, therefore, our actual claims experience will emerge many years after assumptions have been established. The risk of a deviation of the actual morbidity and mortality rates from those assumed in our reserves are particularly significant to our closed block of long-term care policies. We monitor the loss experience of these long-term care policies, and, when necessary, apply for premium rate increases through a regulatory filing and approval process in the jurisdictions in which such products were sold. However, it is possible that we will not be able to obtain approval for premium rate increases from currently pending requests or from future requests. If we are unable to raise our premium rates because we fail to obtain approval in one or more jurisdictions, our financial results will be adversely affected. In addition, these policies contain guaranteed renewal features which makes exiting unprofitable blocks of business difficult. Due to this feature, we cannot exit such business without regulatory approval, and accordingly, we may be required to continue to service those policies at a loss for an extended period of time. In addition, to the extent actual premium rate increases or loss experience vary from our acquisition date assumptions, adjustments to increase reserves could be required.

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

        These economic developments affect businesses such as ours in a number of ways, many of which we cannot predict. Among the potential effects could be further writedowns in the value of investments we hold and an inability to access credit markets should we require external financing. In addition, it is possible that economic conditions, and resulting budgetary concerns, could prompt the federal, state and local governments to make changes in the Medicare or Medicaid programs, which could adversely affect our results of operations. We are unable to predict the likely duration and severity of the current disruptions in financial markets and adverse economic conditions, or the effects these disruptions and conditions could have on us.

We may suffer losses due to fraudulent activity, which could adversely affect our financial condition and results of operation.

        Traditional Medicare and the newer Medicare Advantage plans have been subject to fraudulent activity perpetrated by actual and purported beneficiaries and providers, as well as others. In 2009 we incurred losses as a result of a fraudulent scheme or a group of similar fraudulent schemes. While we have undertaken efforts to prevent these schemes, there can be no assurance that we will not again become the target of fraud, or that we will detect fraud prior to incurring losses. The need to expend effort and construct infrastructure to combat fraud requires significant expenditures. These expenditures, and losses arising from any fraud that we suffer, could have a material adverse effect on our financial condition and results of operations.

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

        The rapid changes and complexity of our operations has placed, and will continue to place, significant demands on our management, operations systems, accounting systems, internal control systems and financial resources. As part of our strategy, we have pursued, and may continue to pursue, growth through acquisitions.

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

        To the extent we fail to maintain effective information systems, we may need to contract for these services with third-party management companies, which may be on less favorable terms to us and significantly disrupt our operations and information flow. In addition, we have outsourced the operation of our data centers to independent third parties and may from time to time obtain additional services or facilities from other independent third parties. Dependence on third parties for these services and facilities may make our operations vulnerable to their failure to perform as agreed. In addition, we could be subject to hackers or other forms of cyber-security attacks that bypass our information technology security systems. If a hacker or cyber-security attack were to be successful, we could be adversely affected due to the theft, destruction, loss, misappropriation or release of confidential data, operational or business delays resulting from the disruption of our systems, or negative publicity resulting in reputational damage with our members, agents, providers, regulators and other stakeholders.

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

        Like many insurance companies, we transfer exposure to certain risks to others through reinsurance arrangements. Under these arrangements, the reinsurers assume a portion of the premium on the reinsured business and are responsible for a portion of the losses and expenses on that business. At December 31, 2011, we had $682 million recoverable from reinsurers. When we obtain reinsurance, we are still liable for those transferred risks if the reinsurer cannot meet its obligations. Therefore, the inability or failure of our reinsurers to meet their financial obligations may require us to increase liabilities, thereby reducing our net income and overall profitability.

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

        We have outsourced portions of the operation of several of our data centers, call centers and new business processing services to independent third parties and may from time to time obtain additional services or facilities from other independent third parties. Dependence on third parties for these services and facilities may make our operations vulnerable to their failure to perform as agreed. Incorrect information from these entities could generate inaccurate or incomplete membership and payment reports concerning our Medicare eligibility and enrollment, and claims information used by CMS to determine plan benefit subsidies and risk corridor payments. This could cause us to incur additional expense to utilize additional resources to validate, reconcile and correct the information. We have not been able to independently test and verify some of these third party systems and data. There can be no assurance that future third party data will not disrupt or adversely affect our plans' relationships with our members or our results of operations. A change in service providers or a move of services from a third party to internal operations could result in a decline in service quality and effectiveness, increased cost or less favorable contract terms which could adversely affect our operating results. Some of our outsourced services are being performed offshore. CMS requires attestations from plans that utilize the services of offshore vendors as to the vendors' ability to perform delegated functions. Prevailing economic conditions and other circumstances could prevent our offshore vendors' ability to adequately perform as agreed, which would impair our ability to provide the requisite attestations to CMS and could have a material adverse effect on our results of operations and financial condition.

Our business may suffer if we are not able to hire and retain sufficient qualified personnel or if we lose our key personnel.

        Our future success depends partly on the continued contribution of our senior management and other key employees. While we currently have employment agreements with certain key executives, these do not guarantee that the services of these executives will continue to be available to us. The loss of the services of any of our senior management, or other key employees could harm our business. In addition, recruiting and retaining the personnel we require to effectively compete in our markets may be difficult. If we fail to hire and retain qualified employees, we may not be able to maintain and expand our business.

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

        In regulatory proceedings and reviews and other litigation, regulators and our members sometimes claim that agents failed to comply with applicable laws, regulations and rules, or acted improperly in other ways, and that we are responsible for the alleged failure. We could be liable for contractual and extra-contractual damages on these claims and other penalties, such as a suspension from marketing and enrolling new members. We cannot assure you that any future claim will not result in material liability in the future. Federal and state regulators increasingly scrutinize the marketing practices of insurers, such as Medicare Advantage plans and their marketing agents, and there is no guarantee that regulators will not continue to scrutinize the practices of our Medicare Advantage plans and our marketing agents, and that such practices will not expose us to liability.

        We rely on our marketing and sales efforts for a significant portion of our premium revenue. The Federal government and state governments in the states in which we currently operate permit marketing but impose strict requirements and limitations as to the types of marketing activities that we may conduct. If our marketing efforts were to be prohibited or curtailed, our ability to increase or sustain membership would be significantly harmed, which would adversely affect our revenue and results of operations.

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

        The fair value of these assets and the investment income from these assets generally fluctuate depending on general economic and market conditions, and these variations have been exacerbated in recent years by the ongoing adverse economic conditions. The fair value of our investments in fixed income securities generally increases or decreases in an inverse relationship with fluctuations in interest rates, while net investment income realized by us from future investments in fixed income securities will generally increase or decrease in a direct relationship with fluctuations in interest rates; in addition, these values and prospective income have been adversely affected by general economic conditions. Moreover, actual net investment income or cash flows from investments that carry prepayment risk, such as mortgage-backed and other asset-backed securities, may differ from those anticipated at the time of investment or at various financial statement dates as a result of interest rate fluctuations, general economic conditions and other factors.

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

        Due to our past acquisitions, goodwill and other intangible assets represent a significant portion of our total assets. After giving effect to the Part D Transaction, our goodwill and other intangible assets would have been approximately $95 million as of December 31, 2011, or approximately 4% of our total assets as of such date. In accordance with applicable accounting standards, we perform periodic assessments of our goodwill and other intangible assets to determine whether all or a portion of their carrying values may no longer be recoverable, in which case a charge to earnings may be necessary. This impairment testing requires us to make assumptions and judgments regarding the estimated fair value of our reporting units. Fair value is calculated using a blend of a projected income and market value approach. Estimated fair values developed based on our assumptions and judgments might be significantly different if other assumptions and estimates were to be used. Any future evaluations requiring an asset impairment of our goodwill and other intangible assets could materially affect our results of operations and stockholders' equity in the period in which the impairment occurs.

If we are required to maintain higher statutory capital levels for our existing operations or if we are subject to additional capital reserve requirements as we pursue new business opportunities, our ability to obtain funds from our subsidiaries may be restricted and our cash flows and liquidity may be adversely affected which could restrict our ability to pursue new opportunities.

        Because we operate as a holding company, we are dependent upon dividends and administrative expense reimbursements from our subsidiaries to fund our obligations, such as payment of principal and interest on our debt obligations. These subsidiaries generally are regulated by state departments of insurance. Our health plan and insurance company subsidiaries are subject to laws and regulations that limit the amount of dividends and distributions they can pay us. These laws and regulations also limit the amount of management fees our subsidiaries may pay to our management subsidiaries and their other affiliates without prior notification to, or in some cases approval of, state regulators. If these regulators were to deny our subsidiaries' request to pay dividends to us, the funds available to us would be limited, which could harm our ability to implement our business strategy.

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

  •
  acquisitions and financings by us or others in our industry, including news reports or perceptions regarding mergers and acquisitions activity; and

  •
  sales of substantial amounts of our common stock by our directors and executive officers or principal shareholders, or the perception that these sales could occur.

Future sales of our common stock may depress the market price of our common stock.

        Certain significant shareholders collectively own approximately 54% of our outstanding common stock, which are not subject to lock-up or transfer restrictions. In addition, certain of these shareholders have held their shares for many years and may desire to sell or distribute their shares and realize a profit on their investment. If any of these significant shareholders sells or distributes substantial amounts of our common stock, or if it is perceived that such sales or distributions could occur, the market price of our common stock could decline.

Your percentage ownership in our company may be diluted in the future.

        As with any publicly traded company, your percentage ownership in our company may be diluted in the future because of equity awards that we have granted and expect to grant to our directors, officers, employees and others. In addition, we may from time to time issue additional equity, including in connection with merger and acquisition transactions such as the APS Healthcare Transaction.

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

ITEM 1B—UNRESOLVED STAFF COMMENTS

        There are no unresolved comments from the Staff of the Securities and Exchange Commission regarding the registrant's periodic or current reports under the Act.

ITEM 2—PROPERTIES

        Our executive offices are located in Rye Brook, New York. Marketing and professional staff for our U.S. insurance subsidiaries occupy space in Rye Brook, New York and Lake Mary, Florida. Our Medicare Advantage operations occupy office space in Houston, Texas, Dallas, Texas, and Oklahoma City, Oklahoma. We lease approximately 270,000 square feet of office space. Management considers its office facilities suitable and adequate for the current level of operations. Additional information regarding our lease obligations is included in Note 22—Commitments and Contingencies in the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.

ITEM 3—LEGAL PROCEEDINGS

        For information relating to litigation affecting us, please see Note 22—Commitments and Contingencies in the Notes to Consolidated Financial Statements of this Annual Report, which is incorporated into this Part I—Item 3—Legal Proceedings by reference.

ITEM 4—MINE SAFETY DISCLOSURES

  N/A

PART II

ITEM 5—MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

        On May 2, 2011, after consummation of the Part D Transaction, common shares of New Universal American began trading on the New York Stock Exchange, or the NYSE, under the ticker symbol "UAM." Prior to May 2, 2011, common shares of Old Universal American traded on the NYSE under the same ticker symbol. The following table sets forth the high and low closing sales prices for New Universal American common stock on the NYSE National Market, as reported by the NYSE for the periods indicated.

	Common Stock
			Cash Dividends Declared
	High	Low
2012
First Quarter (through February 24, 2012)	$13.54	$10.87	$—
2011
Fourth Quarter	$13.31	$9.29	$—
Third Quarter	$11.24	$9.03	$—
Second Quarter(1)	$11.20	$8.82	$—

(1)
Commencing May 2, 2011, the first day of trading on the NYSE for New Universal American.

        The closing sale price of our common stock on February 24, 2012, as reported by NYSE, was $11.79 per share.

Shareholders

        As of the close of business on February 24, 2012, there were approximately 1,100 registered holders of record of our voting common stock and one holder of record for our nonvoting common stock.

Dividends

        On July 28, 2010, our Board of Directors approved the payment of a special cash dividend of $2.00 per share to each holder of the Company's outstanding common stock and Series A Preferred Stock. This special cash dividend was paid on August 19, 2010 to the stockholders of record as of the close of business on August 5, 2010. The cumulative dividend payment was $156.0 million.

Stock Performance Graph

        The following graph compares the cumulative total shareholder return on our common stock with the cumulative total return of the New York Stock Exchange Composite Index and the Morgan Stanley Health Care Payer Index, our peer group. The graph assumes an investment of $100 in each of our common stock, the NYSE Composite group, and the peer group on May 2, 2011, the first day of trading for New Universal American. The graph assumes that the value of the investment in our common stock and in the above referenced indices was $100 at May 2, 2011 and that all dividends were reinvested. The price of our common stock on May 2, 2011, on which the graph is based, was $9.33. The shareholder return shown on the following graph is not necessarily indicative of future performance.

 Comparison of Cumulative Total Return Among
Universal American Corp. Common Stock,
New York Stock Exchange Composite Index and
Morgan Stanley Health Care Payer Index (Peer Group)
Year Ended December 31, 2011

Note: The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Recent Sales of Unregistered Securities

        None.

Securities Authorized for Issuance under Equity Compensation Plans

        The information regarding securities authorized for issuance under our equity compensation plans is disclosed in Item 12 "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters."

ITEM 6—SELECTED FINANCIAL DATA

        The table below provides selected financial data and other operating information as of and for the five fiscal years ended December 31, 2011. We derived the selected financial data presented below for the five fiscal years ended December 31, 2011 from our audited financial statements. Note that subsequent to the Part D Transaction, the Medicare Part D Business of Old Universal American was reclassified to discontinued operations in our consolidated financial statements as well as for all periods in the selected financial data stated below—see Note 1—Organization and Company Background and

Note 21—Discontinued Operations. We have prepared the following data, other than statutory data, in conformity with U.S. generally accepted accounting principles. You should read this selected financial data together with our Consolidated Financial Statements and the Notes to Consolidated Financial Statements as well as the discussion under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations."

	For the Year Ended December 31,
	2011	2010	2009	2008	2007
	(in thousands, except per share data)
Income Statement Data:
Net premium and policyholder fees earned	$2,219,813	$3,445,749	$2,937,991	$2,798,327	$2,362,630
Net investment income	47,425	39,886	46,970	80,217	100,285
Fee and other income	14,637	9,575	19,416	17,053	26,013
Net realized gain (loss) on investments	841	6,575	(24,988)	(59,681)	(40,178)

Total revenues	2,282,716	3,501,785	2,979,389	2,835,916	2,448,750
Total benefits, claims and expenses	2,278,636	3,382,572	2,919,441	2,785,321	2,408,754

Income from continuing operations before taxes	4,080	119,213	59,948	50,595	39,996
Provision for income taxes	3,821	38,182	19,119	20,114	15,045

Income from continuing operations	259	81,031	40,829	30,481	24,951

Discontinued operations:
(Loss) income from discontinued operations, net of taxes	(32,605)	109,270	99,475	64,611	59,121
Expenses of transactions, net of income taxes	(10,670)	(2,622)	—	—	—

(Loss) income from discontinued operations	(43,275)	106,648	99,475	64,611	59,121

Net (loss) income	$(43,016)	$187,679	$140,304	$95,092	$84,072

Earnings per common share:
Basic:
Continuing operations	$0.01	$1.04	$0.50	$0.35	$0.36
Discontinued operations	(0.53)	1.36	1.23	0.74	0.84

Net (loss) income	$(0.52)	$2.40	$1.73	$1.09	$1.20

Diluted:
Continuing operations	$0.01	$1.03	$0.50	$0.34	$0.35
Discontinued operations	(0.54)	1.35	1.23	0.74	0.83

Net (loss) income	$(0.53)	$2.38	$1.73	$1.08	$1.18

Cash dividends per common share	$—	$2.00	$—	$—	$—

	As of December 31,
	2011	2010	2009	2008	2007
	(in thousands, except per share data)
Balance Sheet Data:
Total cash and investments	$1,288,048	$1,423,131	$1,288,323	$1,557,618	$1,636,078
Total assets	2,388,518	3,656,010	3,814,856	3,862,163	4,118,659
Policyholder related liabilities	1,153,553	1,295,950	1,297,558	1,352,113	1,446,198
Stockholders' equity	985,306	1,502,694	1,449,464	1,316,084	1,351,066
Book value per share:
Basic	$12.09	$18.81	$18.44	$15.88	$14.66
Data Reported to Regulators(1):
Statutory capital and surplus	607,972	887,740	801,953	611,497	545,201
Asset valuation reserve	1,384	744	247	590	5,220

Adjusted capital and surplus	$609,356	$888,484	$802,200	$612,087	$550,421

(1)
2010 and prior periods include capital and surplus for Pennsylvania Life Insurance Company which was transferred to CVS Caremark in April 2011 in connection with the Part D Transaction. At the time of the transfer on April 29, 2011, Pennsylvania Life had capital and surplus of $231.4 million of which $184.4 million was included in the amount distributed to Universal American shareholders in connection with the Part D Transaction.

ITEM 7—MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

        You should read the following analysis of our consolidated results of operations and financial condition in conjunction with the consolidated financial statements and related consolidated footnotes included in this Annual Report on Form 10-K. The following discussion and analysis presents a review of the Company as of December 31, 2011 and its results of operations for the fiscal years ended December 31, 2011, 2010 and 2009. The following discussion contains forward-looking statements that involve risks, uncertainties and assumptions that could cause our actual results to differ materially from management's expectations. Factors that could cause such differences include those set forth under Part I, Item 1A—Risk Factors.

Overview

        Through our health insurance and managed care subsidiaries, we primarily serve the growing Medicare population by providing Medicare Advantage and Medicare supplement insurance products. Approximately 25% of the over 65 year old population in the United States is currently enrolled in Medicare Advantage plans and our current focus is to grow our Medicare Advantage business, particularly in our Texas, Oklahoma and Northeast markets. In addition, we believe there is an opportunity to address the high cost of healthcare for the remaining 75% of the Medicare population enrolled in traditional fee-for-service Medicare and have joined with primary-care provider groups in several applications to participate in the Medicare Shared Savings Program through Accountable Care Organizations ("ACO's"). In addition, all payors of healthcare costs, from the Federal and state governments to corporations and individuals, are incurring rising healthcare costs and we believe we can apply our capabilities and experience, and that of APS Healthcare, in controlling these costs while improving health outcomes.

Recent Developments

  APS Healthcare Acquisition

        On January 11, 2012, we entered into a definitive agreement to acquire APS Healthcare, Inc. ("APS Healthcare"), a leading provider of specialty healthcare solutions primarily to Medicaid Agencies, from affiliates of the private equity firm GTCR LLC ("GTCR"). The purchase price for the transaction is (i) $227.5 million, consisting of $147.5 million in cash to retire APS Healthcare's outstanding indebtedness and other liabilities, and $80 million in Universal American common stock, plus (ii) up to $50 million in potential performance based consideration, payable in cash in March 2014 to the extent APS Healthcare's financial results exceed certain thresholds. The transaction, which is expected to close in the 1st quarter of 2012, is subject to customary closing conditions, including regulatory approvals.

        The transaction significantly enhances our capability to participate in emerging growth opportunities in healthcare, particularly in Medicaid and for enhanced management of "dual-eligibles", people who qualify for both Medicare and Medicaid. APS Healthcare brings a full range of healthcare solutions, including case management and care coordination, clinical quality and utilization review, and behavioral health services that enable its customers to reduce healthcare costs and improve the quality of care. APS Healthcare's 400 customers include Medicaid Agencies, state and local governments, health plans, employers and labor trust groups and it serves approximately 30 government programs in 25 states and Puerto Rico covering over 17 million members, making it one of the largest specialty healthcare services companies in the country. APS Healthcare is headquartered in White Plains, NY with 2011 revenues of more than $300 million. The Company stock to be issued will be valued based on the volume weighted average closing price of Universal American common stock for the 10 days prior to closing and is subject to a $10.30 to $13.50 collar. At closing we intend to enter into a $150 million term loan and $75 million revolving credit facility. The $150 million term loan portion of the credit facility will be used to repay APS Healthcare's outstanding indebtedness. At closing, GTCR will have the right to appoint one member to our board of directors.

  Sale of Part D Business

        On December 30, 2010, Old Universal American entered into agreements consisting of: (i) an agreement and plan of merger, or Merger Agreement, with CVS Caremark Corporation, or CVS Caremark, and Ulysses Merger Sub, L.L.C., an indirect wholly-owned subsidiary of CVS Caremark or Merger Sub, to provide for the purchase of Old Universal American's Medicare Part D Business by CVS Caremark for approximately $1.4 billion through the merger of Merger Sub with and into Old Universal American, with Old Universal American continuing as the surviving corporation and a wholly-owned subsidiary of CVS Caremark and (ii) a separation agreement, or Separation Agreement, with New Universal American, to provide for the separation of Old Universal American's Medicare Part D Business from its remaining businesses, which included the Medicare Advantage and Traditional Insurance businesses. The sale of the Medicare Part D Business to CVS Caremark and related transactions are referred to as the "Part D Transaction."

        On April 29, 2011, the parties consummated the Part D Transaction and shareholders of Old Universal American received $14.00 in cash and one share of our common stock for each share owned by them. At the closing of the Part D Transaction, Old Universal American separated all of its businesses other than its Medicare Part D Business, transferred those businesses to the Company, became a wholly-owned subsidiary of CVS Caremark, changed its name to Caremark Ulysses Holding Corp., and de-registered its shares with the Commission and de-listed its shares on the NYSE. In addition, at the closing of the Part D Transaction, the Company changed its name from Universal American Spin Corp. to Universal American Corp. and its shares began trading on the NYSE under the ticker symbol "UAM" on May 2, 2011 and issued $40.0 million of Series A Preferred Stock. The

Company now owns the businesses and assets that previously comprised Old Universal American's Senior Managed Care—Medicare Advantage, Traditional Insurance and Corporate & Other segments. The Part D Transaction is accounted for as a reverse spin-off and historical financial statements of Old Universal American will be used as the basis for our historical financial statements for purposes of our ongoing Commission filings with the Medicare Part D Business of Old Universal American reclassified to discontinued operations.

Our Strategy

        The principal components of our business strategy are to:

  •
  Employ our medical management capabilities to reduce the overall cost of health care and improve the quality of health for the benefit of our members and client programs.

  •
  Continue to build our Medicare Advantage business and expand our Healthy Collaboration® model.

  •
  Expand our relationships with primary care physician groups both within and outside our Medicare Advantage footprint to develop Accountable Care Organizations.

  •
  Acquire and develop capabilities to participate in the growing Medicaid market, especially the dual eligible sector.

Emerging Opportunities in Healthcare

  Senior Market Opportunity—Medicare

        We believe that attractive growth opportunities exist in providing products, particularly health insurance, to the growing senior market. At present, approximately 45 million Americans are eligible for Medicare, the Federal program that offers basic hospital and medical insurance to people over 65 years old and some disabled people under the age of 65. According to the U.S. Census Bureau, more than 2 million Americans turn 65 in the United States each year, and this number is expected to grow as the so-called baby boomers continue to turn 65. In addition, many large employers that traditionally provided medical and prescription drug coverage to their retirees have begun to curtail these benefits. Finally, the passage of the Medicare Prescription Drug, Improvement and Modernization Act of 2003, known as the MMA, increased the healthcare options available to Medicare beneficiaries through the expansion of Medicare managed care plans through the Medicare Advantage program. We intend to continue to build our Medicare Advantage business and expand our Healthy Collaboration® model.

        In March 2010, President Obama signed into law The Patient Protection and Affordable Care Act and The Health Care and Education Reconciliation Act of 2010, which we collectively refer to as the Affordable Care Act. The Affordable Care Act established Accountable Care Organizations as a tool to improve quality and lower costs through increased care coordination in the Medicare Fee-for-Service program, which covers approximately 75% of the Medicare recipients, approximately 36 million eligible Medicare beneficiaries. In January 2012, one our subsidiaries participated in the filing of multiple applications to participate in the ACO program, including one covering our Southeast Texas physicians and other markets outside our existing Medicare Advantage footprint.

  Medicaid Program

        Upon consummation of our acquisition of APS Healthcare, we will expand our business into Medicaid. Established in 1965, Medicaid is the largest publicly funded program in the United States, and provides health insurance to low-income families and individuals with disabilities. Authorized by Title XIX of the Social Security Act, Medicaid is an entitlement program funded jointly by the federal and state governments and administered by the states. The majority of funding is provided at the federal level. Each state establishes its own eligibility standards, benefit packages, payment rates and program administration within federal standards. Eligibility is based on a combination of household income and assets, often determined by an income level relative to the federal poverty level. Historically, children have represented the largest eligibility group.

        Due to the Medicaid expansion provisions under the Affordable Care Act, CMS projects that Medicaid expenditures will increase from approximately $450 billion in 2012 to approximately $900 billion by 2020. In addition, as part of the Affordable Care Act, approximately 20 million additional people are expected to qualify for Medicaid beginning in 2014.

        A portion of Medicaid beneficiaries are dual eligibles, low-income seniors and people with disabilities who are enrolled in both Medicaid and Medicare. Based on CMS and Kaiser Family Foundation data, we estmate there are approximately 9 million dual eligible enrollees with annual spending of approximately $320 billion. Only a small portion of the total spending on dual eligibles is administered by managed care organizations. Dual eligibles tend to consume more healthcare services due to their tendency to have more chronic health issues. We believe this represents a significant opportunity for companies that have the capabilities to effectively manage this difficult population.

Healthy Collaboration® Strategy

        Our Healthy Collaboration® strategy sets out a model of improving the quality of care to our members on a cost-efficient basis through an active partnership with our providers. We believe we can improve medical outcomes through a series of collaborative initiatives with our physician groups including clinically sound benefit design, medical management, and integrated care management systems. Our goal is to create mutually beneficial and interdependent collaborative arrangements with our providers. We believe provider compensation arrangements should not only help providers to be paid for complex care coordination, but also help align their interests with our objective of improving clinical outcomes and controlling unnecessary cost.

        Our health plans provide medical management services, information and analysis, and other support services to enable the network and individual physicians to serve their enrolled members. We rely heavily on the strong physician leadership of each network to help us achieve the clinical goals that support the mission of the organization.

HealthCare Reform

        The Affordable Care Act enacted significant changes to various aspects of the U.S. health insurance industry. There are many important provisions of the legislation that will require additional guidance and clarification in form of regulations and interpretations in order to fully understand the impact of the legislation on our overall business, which we expect to occur over the next several years. Certain aspects of the Affordable Care Act are currently being challenged in the judicial system. In addition, Congress may withhold the funding necessary to implement the new reforms or attempt to replace the legislation with amended provisions or repeal it altogether.

        Certain significant provisions of the Affordable Care Act that will impact our business include, among others, establishment of ACO's, reduced Medicare Advantage reimbursement rates, implementation of quality bonus for Star Ratings, stipulated minimum medical loss ratios, non-deductible federal premium taxes assessed to health insurers and coding intensity adjustments with mandatory minimums. The health care reform legislation is discussed more fully in the "Risk Factors" section of this report.

CMS Sanction

        On November 19, 2010, CMS notified us that we were suspended from marketing to and enrolling new members in our Medicare Advantage plans, effective December 5, 2010. According to CMS, the suspension related primarily to agent oversight and market conduct issues. The suspension did not affect current members in our Medicare Advantage plans. We worked diligently to resolve these issues and on August 5, 2011, CMS notified us that it had lifted its enrollment and marketing sanction, effective immediately.

Membership

        The following table presents our membership in Medicare Advantage products as of December 31, 2011 and 2010.

Membership	2011	2010
	(in thousands)
HMO	59.5	66.6
PPO	19.8	26.1
Network PFFS	52.3	—
Non-network PFFS (Rural)	28.9	193.1

Total Membership	160.5	285.8

        Medicare Advantage membership decreased 125,000 compared to December 31, 2010. This decline was expected, as we were required to terminate approximately 60,000 members as a result of the network requirements of the Medicare Improvements for Patients and Providers Act of 2008, known as MIPPA. Membership declined by an additional 65,000 members due to lapsation and the limited ability to add new members during the 2011 Annual Election Period as a result of CMS sanctions.

Segment Overview

        Our business segments are based on product offerings and consist of

  •
  Senior Managed Care—Medicare Advantage, and

  •
  Traditional Insurance.

        We also report the activities of our holding company, along with the operations formerly reported in the Senior Administrative Services segment that remained after the sale of CHCS, in a separate segment—Corporate & Other. See Note 23—Business Segment Information in the Notes to Consolidated Financial Statements included in this annual report on Form 10-K for a description of our segments.

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

Results of Operations—Consolidated Overview

        The following table reflects income from each of our segments and contains a reconciliation to reported net income:

	For the year ended December 31,
	2011	2010	2009
	(in thousands)
Senior Managed Care—Medicare Advantage(1)	$67,964	$149,071	$134,810
Traditional Insurance(1)	13,168	1,168	(20,518)
Corporate & Other(1)	(77,893)	(37,601)	(29,356)
Net realized gains (losses) on investments(1)	841	6,575	(24,988)

Income before provision for income taxes(1)	4,080	119,213	59,948
Provision for income taxes	3,821	38,182	19,119

Income from continuing operations	259	81,031	40,829
(Loss) income from discontinued operations(2)	(43,275)	106,648	99,475

Net (loss) income	$(43,016)	$187,679	$140,304

Per share data (diluted):
Income from continuing operations	$0.01	$1.03	$0.50
(Loss) income from discontinued operations(2)	(0.54)	1.35	1.23

Net (loss) income	$(0.53)	$2.38	$1.73

(1)
We evaluate the results of operations of our segments based on income before realized gains and losses and income taxes. We believe that realized gains and losses are not indicative of overall operating trends. This differs from U.S. generally accepted accounting principles, which reflects the effect of realized gains and losses in the determination of net income. The schedule above reconciles our segment income to net income in accordance with U.S. generally accepted accounting principles.

(2)
Includes after-tax transaction costs of $10.7 million or $0.13 per diluted share and $2.6 million or $0.03 per diluted share in 2011 and 2010, respectively. (See Note 21, Discontinued Operations).

  Years ended December 31, 2011 and 2010

        Income from continuing operations for the year ended December 31, 2011 was $0.3 million, or $0.01 per diluted share, compared to $81.0 million, or $1.03 per diluted share for the year ended December 31, 2010. These amounts include realized investment gains, net of taxes, of $0.5 million, or $0.01 per diluted share and $4.3 million, or $0.05 per diluted share in 2011 and 2010, respectively.

        Our effective tax rate on continuing operations was 93.6% for 2011, compared with 32.0% for 2010. The high effective tax rate in 2011 was driven by our low pre-tax income which magnified the effective rate impact of revenue based state taxes on lines of business where revenues were relatively constant year-over-year and permanent non-deductible items. Excluding non-recurring tax benefits (discussed below), revenue-based state taxes and certain items that arose in connection with the 338(h)(10) election, the effective tax rate was 56.2% in 2011, compared with 36.2% in 2010 and 36.4% in 2009, with permanent items of $0.8 million contributing 21.1% to the rate. As a result of the Part D Transaction, the restructuring charge and other non-recurring items recognized in 2011, the 2011 effective tax rate on continuing operations is not indicative of our expectation for ongoing income taxes, which we believe will be more in line with our historical experience.

        Income taxes include non-recurring tax benefits of $1.7 million and $7.5 million for the years ended December 31, 2011 and 2010, respectively. The 2011 benefit includes $2.1 million related to the sale of our previously owned administrative services company, CHCS and $0.9 million of state tax refunds, partially offset by the release of a $1.3 million deferred tax asset for net operating loss carryforwards that were determined to be no longer realizable. The 2010 benefit was primarily related to the impact of tax law changes on our insurance companies as well as benefits that were recognized upon the completion of examinations by the Internal Revenue Service.

        Our Senior Managed Care—Medicare Advantage segment generated income before income taxes of $68.0 million for the year ended December 31, 2011, a decrease of $81.1 million compared to the year ended December 31, 2010. The decrease in earnings was driven by lower membership in all products resulting in an expected 41% decrease in member months for the full year 2011 compared to 2010 and a resulting increase in our administrative expense ratio (the ratio of commissions and general and administrative expenses to net premiums) from 12.4% in 2010 to 15.5% in 2011. This decrease was partially offset by the medical benefit ratio improving to 82.3% for the full year 2011 compared to 83.6% for 2010. For the year ended December 31, 2011, there was $18.1 million of net favorable prior year development compared to $36.7 million for the year ended December 31, 2010.

        Our Traditional Insurance segment generated income before taxes of $13.2 million for 2011; an increase of $12.0 million compared to 2010. The increase in earnings is driven by increased net investment income, primarily due to a change in the mix of assets caused by the sale of our Part D business and investing of our cash and cash equivalents into higher yielding fixed maturity securities, as well as a decrease in net amortization of deferred acquisition costs and general expenses. This improvement was partially offset by the continued decline of our insurance-in-force, particularly in the Senior Market and Specialty Health lines and a slight increase in the overall segment policyholder benefit ratio from 76.6% in 2010 to 77.0% in 2011.

        The loss before income taxes from our Corporate & Other segment increased by $40.3 million, or 107%, for the year ended December 31, 2011 compared to 2010. This was primarily due to restructuring costs of $22.0 million, $15.6 million related to impairment of an intangible asset related to our Career distribution channels that were closed in the fourth quarter of 2011 and an $8.6 million charge to stock-based compensation expense related to accelerated vesting of equity awards in connection with the Part D Transaction.

        Discontinued operations include the results of operations related to our Medicare Part D business and related corporate items that were transferred to CVS Caremark in connection with the closing of the Part D Transaction on April 29, 2011. See Notes 1 and 21 of Notes to Consolidated Financial Statements for further information. We had a loss from discontinued operations of $43.3 million or $0.54 per diluted share for the year ended December 31, 2011, compared to income from discontinued operations of $106.6 million or $1.35 per diluted share. 2011 includes the four months of operations prior to closing as well as $10.7 million after-tax of transaction expenses compared to a full year of operations and $2.6 million after-tax of transaction expenses in 2010. The benefits design of the Part D business results in significant seasonality in financial results, resulting in losses in the early part of the year, followed by profits in the latter part of the year.

  Years ended December 31, 2010 and 2009

        Income from continuing operations for the year ended December 31, 2010 was $81.0 million, or $1.03 per diluted share, compared to of $40.8 million, or $0.50 per diluted share for the year ended December 31, 2009. The net income for the year ended December 31, 2010 includes realized investment gains, net of taxes, of $4.3 million, or $0.05 per diluted share. Net income for the year ended December 31, 2009 includes realized investment losses, net of taxes, of $16.2 million, or $0.20 per diluted share, relating primarily to the recognition of other-than-temporary impairments on investments.

        Our effective tax rate on continuing operations was 32.0% for 2010, compared with 31.9% for 2009. The provision for income taxes for the year ended December 31, 2010 included $7.5 million of non-recurring tax benefits during the year, compared with $5.5 million in 2009. The 2010 benefit resulted primarily from the impact of tax law changes on our insurance companies and benefits that were recognized upon the completion of examinations by the Internal Revenue Service. The 2009 benefit resulted from the settlement of the Internal Revenue Service examination of 2005 primarily related to the treatment of a controlled foreign corporation sold in 2006. Absent these non-recurring benefits and revenue-based state taxes, the effective rate for continuing operations would have been 36.2% and 36.4% for the years ended December 31, 2010 and 2009, respectively.

        Our Senior Managed Care—Medicare Advantage segment generated income before income taxes of $149.1 million for the year ended December 31, 2010, an increase of $14.3 million compared to the year ended December 31, 2009. The increase in earnings was driven by membership growth in all products that resulted in a 23% increase in member months for the year. These improvements were partially offset by a higher medical expense ratio of 120 basis points and higher expenses due to the growth in membership. The increase in the medical expense ratio is due primarily due to a lower premium per member primarily in PFFS as a result of change in pricing in 2010 offset partially by the increase in favorable prior year development in 2010 compared to 2009. For the year ended December 31, 2010, there was $36.7 million of net favorable prior year development compared to $21.1 million for the year ended December 31, 2009. 2009 also included a $3.5 million restructuring charge related to the in-sourcing of billing and enrollment for our HMO business.

        Results for our Traditional Insurance segment improved by $21.7 million compared to the year ended December 31, 2009. The improvement primarily results from an overall decrease in the combined medical loss and administrative expense ratios of 577 basis points from 110.5% in 2009 to 104.7% in 2010. The transaction with Commonwealth in April 2009 to reinsure substantially all of the net retained life and annuity business impacted the comparison of year over year results as we recognized $9.0 million of charges related to the transaction in 2009, including a loss and other related costs on the transaction and a restructuring charge as a result of our re-alignment of operations for the lower level of net retained business. This was offset by a decline in net investment income of $8.2 million caused by a lower invested asset base due to the transfer of assets in conjunction with the reinsurance transaction with Commonwealth.

        The loss before income taxes from our Corporate & Other segment increased by $8.2 million, or 28%, for the year ended December 31, 2010 compared to 2009. This was primarily due to the $7.8 million decline in net income—Senior Administrative Services as a result of the sale of CHCS effective April 1, 2010. In addition, during 2010 and 2009 we recorded charges related to the realignment of our distribution channels amounting to $15.0 million and $13.6 million, respectively.

        Income from discontinued operations was $106.6 million, or $1.35 per diluted share for the year ended December 31, 2010 compared with $99.5 or $1.23 per diluted share for the year ended December 31, 2009.

Segment Results—Senior Managed Care—Medicare Advantage

	For the year ended December 31,
	2011	2010	2009
	(in thousands)
Net premiums	$1,960,201	$3,155,805	$2,616,596
Net investment and other income	28,167	26,630	26,394

Total revenue	1,988,368	3,182,435	2,642,990

Medical expenses	1,613,020	2,638,586	2,156,603
Amortization of intangible assets	3,994	4,294	4,584
Restructuring costs	—	—	3,500
Commissions and general expenses	303,390	390,484	343,493

Total benefits, claims and other deductions	1,920,404	3,033,364	2,508,180

Segment income before taxes	$67,964	$149,071	$134,810

        Our Senior Managed Care—Medicare Advantage segment includes the operations of our Medicare coordinated care HMO, PPO, network-based PFFS and non-network (Rural) PFFS Plans (collectively, the "Plans"), which provides coverage to Medicare beneficiaries in 37states. Our HMOs offer coverage to Medicare beneficiaries primarily in Southeastern Texas, the area surrounding Dallas/Ft. Worth, 17 counties in Oklahoma and 3 counties in Indiana.

  Years ended December 31, 2011 and 2010

        Our Senior Managed Care—Medicare Advantage segment generated income before income taxes of $68.0 million for the year ended December 31, 2011, a decrease of $81.1 million compared to the year ended December 31, 2010. The decrease in earnings was driven by lower membership in all products resulting in an expected 41% decrease in member months for the full year 2011 compared to 2010 and a resulting increase in our administrative expense ratio from 12.4% in 2010 to 15.5% in 2011. This decrease was partially offset by the medical benefit ratio improving to 82.3% for the full year 2011 compared to 83.6% for 2010. For the year ended December 31, 2011, there was $18.1 million of net favorable prior year development compared to $36.7 million for the year ended December 31, 2010.

        Net Premiums.    Net premiums for the Senior Managed Care—Medicare Advantage segment decreased by $1,195.6 million compared to the year ended December 31, 2010, primarily due to the decreased membership, resulting in lower member months in all plans. During the years ended December 31, 2011 and 2010, we received $26.9 million and $38.4 million, respectively, of premiums related to the prior plan year. These amounts were received principally as a result of our ongoing chart review process and CMS' final risk adjusted premium reconciliation for the prior plan year.

        Medical expenses.    Medical expenses decreased by $1,025.6 million compared to the year ended December 31, 2010, as a result of the lower level of net premiums resulting from the decrease in member months over 2010 and the improved medical expense ratio for the year. The medical expense ratio improved to 82.3% for the year ended December 31, 2011 from 83.6% for the year ended December 31, 2010. Adjusting for the prior year items discussed above, our medical expense ratio was 83.0% for 2011.

        Commissions and general expenses.    Commissions and general expenses for the year ended December 31, 2011 decreased $87.1 million compared to the year ended December 31, 2010, primarily as the result of the decreased level of membership. Our administrative expense ratio increased to 15.5% for the year ended December 31, 2011 from 12.4% in 2010 primarily as a result of reduced scale from lower membership, expenses incurred to address the issues raised by the CMS sanctions and expenses incurred to complete the activities resulting from the 2010 consolidation of the claims payment system for all plans to one system.

  Years ended December 31, 2010 and 2009

        Our Senior Managed Care—Medicare Advantage segment generated income before income taxes of $149.1 million for the year ended December 31, 2010, an increase of $14.3 million compared to the year ended December 31, 2009. The increase in earnings was driven by membership growth in all products that resulted in a 23% increase in member months for the year. These improvements were partially offset by a higher medical expense ratio of 120 basis points and higher expenses due to the growth in membership. The increase in the medical expense ratio is due primarily due to a lower premium per member primarily in PFFS as a result of change in pricing in 2010 offset partially by the increase in favorable prior year development in 2010 compared to 2009. For the year ended December 31, 2010, there was $36.7 million of net favorable prior year development compared to $21.1 million for the year ended December 31, 2009. The 2009 results also included a $3.5 million restructuring charge related to the in-sourcing of billing and enrollment for our HMO business.

        Net premiums.    Net premiums for the Senior Managed Care—Medicare Advantage segment increased by $539.2 million compared to the year ended December 31, 2009, primarily due to an increase in premium resulting from the growth in membership in all products partially offset by lower premium per member primarily in PFFS. Total member months in our Medicare Advantage Plans for the year ended December 31, 2010 increased by approximately 23% from prior year with gains in all products.

        Medical expenses.    Medical expenses increased by $482.0 million compared to the year ended December 31, 2010, as a result of the higher level of net premiums and an increase in member months over 2010. The medical expense ratio increased to 83.6% for the year ended December 31, 2010 from 82.4% for the year ended December 31, 2009 as a result of the items discussed above.

        Commissions and general expenses.    Commissions and general expenses for the year ended December 31, 2010 increased $47.0 million compared to the year ended December 31, 2009, primarily as the result of the increased level of membership and higher expenses to support the continued investment in the development of provider networks for our expansion in PPO and network based PFFS markets. However, our administrative expense ratio decreased to 12.4% for the year ended December 31, 2010 from 13.1% in 2009 primarily due to increased efficiencies and scale.

Segment Results—Traditional Insurance

	For the year ended December 31,
	2011	2010	2009
	(in thousands)
Net premiums	$259,319	$289,853	$321,423
Net investment income	21,030	14,891	23,062
Other income	735	2,707	1,959

Total revenue	281,084	307,451	346,444
Policyholder benefits	199,803	222,075	254,991
Change in deferred acquisition costs	3,237	5,648	7,786
Amortization of intangible assets	418	2,729	2,721
Loss on reinsurance and other related costs	—	—	7,624
Restructuring costs	—	—	1,404
Commissions and general expenses, net of allowances	64,458	75,831	92,436

Total benefits, claims and other deductions	267,916	306,283	366,962

Segment income (loss) before taxes	$13,168	$1,168	$(20,518)

        Our Traditional Insurance segment consists of three major lines of business. Senior Market includes Medicare supplement, senior dental and hospital indemnity products. Specialty Health includes disability, specified disease, hospital, surgical and long-term care products. Life Insurance and Annuities includes whole life, universal life and annuity products. Beginning in 2009, substantially all of our life insurance and annuity business was reinsured.

  Years ended December 31, 2011 and 2010

        Our Traditional Insurance segment generated income before taxes of $13.2 million for 2011; an increase of $12.0 million compared to 2010. The increase in earnings is driven by increased net investment income, primarily due to a change in the mix of assets caused by the sale of our Part D business and investing of our cash and cash equivalents into higher yielding fixed maturity securities, as well as a decrease in net amortization of deferred acquisition costs and general expenses. This improvement was partially offset by the continued decline of our insurance-in-force, particularly in the Senior Market and Specialty Health lines and a slight increase in the overall segment policyholder benefit ratio from 76.6% in 2010 to 77.0% in 2011.

        The following tables detail premium for the segment by major lines of business:

	Year ended December 31,
	2011			2010
	Gross	Ceded	Net	Gross	Ceded	Net
	(in thousands)
Senior market	$255,603	$(64,451)	$191,152	$290,691	$(70,515)	$220,176
Specialty health	59,553	(7,848)	51,705	66,176	(10,067)	56,109
Life insurance and annuity	61,497	(45,035)	16,462	70,856	(57,288)	13,568

Total premium	$376,653	$(117,334)	$259,319	$427,723	$(137,870)	$289,853

        Revenues.    Net premium declined by $30.5 million, or 10.5%. This is primarily the result of the continued effect of lapsation on our Medicare supplement and specialty health in-force business, offset partially by the increase in our retained senior life block of business.

        In conjunction with the Part D Transaction, the traditional business of our former insurance company subsidiary, Pennsylvania Life Insurance Company, was reinsured by one of our subsidiaries in order to retain that business at New Universal American. Under the reinsurance agreement, the net premium of Pennsylvania Life is recorded as gross premium on New Universal American, resulting in a decrease in both direct and ceded premium as compared to prior periods.

        Net investment income increased $6.1 million, primarily due to a change in the mix of assets caused by the sale of our Part D business and the investing of our cash and cash equivalents into higher yielding fixed maturity securities.

        Policyholder Benefits.    Policyholder benefits incurred declined by $23.3 million, or 10.0%, compared to 2010. This decline was principally due to the overall decline of insurance in-force in the senior market and specialty health lines of business partially offset by an increase in average claim trend on Medicare supplement in 2011 compared to 2010. For 2011, the policyholder benefit ratio for senior market health was 72.9% compared with 72.4% in 2010, and for specialty health was 101.6% in 2011, compared with 98.9% in 2010.

        Change in Deferred Acquisition Costs.    The net change in deferred acquisition costs decreased $2.4 million compared to 2010. This was primarily caused by lower amortization in Senior Market due to better persistency in 2011 compared with 2010.

        Commissions and General Expenses, Net of Allowances.    The following table details the components of commission and general expenses, net of allowances:

	Year ended December 31,
	2011	2010
	(in thousands)
Direct commissions	$27,355	$45,793
Other operating costs	35,896	49,967
Reinsurance commissions and allowances	1,207	(19,929)

Commissions and general expenses, net of allowances	$64,458	$75,831

        Commissions and general expenses, net of allowances, decreased by $11.4 million from 2010. As a result of the reinsurance agreement with Pennsylvania Life, amounts which were reported as direct commissions and other operating costs in Pennsylvania Life are now reported as reinsurance commissions and allowances. Direct commission expense decreased $18.4 million compared to 2010. This decrease was primarily offset by a corresponding increase in reinsurance commissions and allowances due to the new reinsurance agreement noted above. The remaining decrease in commissions is due to the decline in the amount of business in force. Other operating costs decreased $14.1 million from 2010. This decrease was primarily offset by a corresponding increase in reinsurance allowances, as discussed above.

  Years ended December 31, 2010 and 2009

        Results for our Traditional Insurance segment improved by $21.7 million compared to the year ended December 31, 2009. The improvement primarily results from an overall decrease in the combined medical loss and administrative expense ratios of 577 basis points from 110.5% in 2009 to 104.7% in 2010. The transaction with Commonwealth in April 2009 to reinsure substantially all of the net retained life and annuity business impacted the comparison of year over year results as we recognized $9.0 million of charges related to the transaction in 2009, including a loss and other related costs on the transaction and a restructuring charge as a result of our re-alignment of operations for the lower level of net retained business. This was offset by a decline in net investment income of $8.2 million caused by a lower invested asset base due to the transfer of assets in conjunction with the reinsurance transaction with Commonwealth.

        The following tables detail premium for the segment by major lines of business:

	Year ended December 31,
	2010			2009
	Gross	Ceded	Net	Gross	Ceded	Net
	(in thousands)
Medicare supplement	$290,691	$(70,515)	$220,176	$324,347	$(82,861)	$241,486
Specialty health	66,176	(10,067)	56,109	72,447	(11,169)	61,278
Life insurance and annuity	70,856	(57,288)	13,568	74,182	(55,523)	18,659

Total premium	$427,723	$(137,870)	$289,853	$470,976	$(149,553)	$321,423

        Revenues.    Net premium declined by $31.6 million, or 9.8%. The continued effect of lapsation on our senior market health and specialty health in-force business resulted in a decrease of $26.5 million. Additionally, as a result of the reinsurance transaction with Commonwealth, net life insurance and annuity premium decreased $5.1 million over the year ended December 31, 2009.

        Policyholder Benefits.    Policyholder benefits incurred declined by $32.9 million, or 12.9%, compared to the year ended December 31, 2009. This decline was principally due to the overall decline of insurance in-force in the senior market and specialty health lines of business, as well as a decrease in the policyholder benefit ratios for the year ended December 31, 2010 from the same period last year. The policyholder benefit ratio for senior market health was 72.4%, compared with 72.8% for the same period last year, and for specialty health, the policyholder benefit ratio was 98.9%, compared with 100.5% for the same period last year. Additionally, the reinsurance transaction with Commonwealth in April 2009 resulted in a decrease in life insurance and annuity policyholder benefits retained during year ended December 31, 2010 compared to the prior year.

        Change in Deferred Acquisition Costs.    The net amortization of deferred acquisition costs decreased $2.1 million, or 27.5%. This was primarily caused by the elimination of the deferred acquisition costs and the related amortization on the life insurance and annuity business reinsured to Commonwealth.

        Commissions and General Expenses, Net of Allowances.    The following table details the components of commission and general expenses, net of allowances:

	Year ended December 31,
	2010	2009
	(in thousands)
Direct commissions	$45,793	$53,321
Other operating costs	49,967	69,787
Reinsurance commissions and allowances	(19,929)	(30,672)

Commissions and general expenses, net of allowances	$75,831	$92,436

        Commissions and general expenses, net of allowances, decreased by $16.6 million compared to the year ended December 31, 2009. The lower level of commissions is associated with the continued aging of our in-force renewal premium which pays lower commissions as the duration of the policies increase. Other operating costs decreased $19.8 million for the year ended December 31, 2010, compared to the prior year. This is primarily due to cost reductions implemented to align with the lower levels of business in-force as well as savings associated with the outsourcing of certain administrative services previously provided by our CHCS subsidiary that was sold during the second quarter of 2010. Allowances received from reinsurers decreased $10.7 million for the year ended December 31, 2010 from the same period in the prior year. This is primarily due to the fact that, as of the fourth quarter of 2009, Commonwealth began performing the administration for the majority of the life insurance and annuity business. We therefore no longer receive the related expense allowances from third party reinsurers and allowances paid by Commonwealth to reimburse costs incurred from the effective date of the transaction until the administration of the blocks was transferred to them.

Segment Results—Corporate & Other

        The following table presents the primary components comprising the loss from the segment:

	For the year ended December 31,
	2011	2010	2009
	(in thousands)
Interest expense	$2,285	$—	$—
Amortization of capitalized loan origination fees	123	—	—
Stock-based compensation expense	17,012	9,995	9,417
Restructuring costs	22,042	—	—
Intangible asset impairment	15,622	—	—
Other parent company expenses, net of revenues	20,630	28,320	28,425
Net loss (gain)—Senior Administrative Services	179	(714)	(8,486)

Segment loss before taxes	$77,893	$37,601	$29,356

  Years ended December 31, 2011 and 2010

        The loss before income taxes from our Corporate & Other segment increased by $40.3 million, or 107%, for the year ended December 31, 2011 compared to 2010. This was primarily due to restructuring costs of $22.0 million, $15.6 million related to impairment of an intangible asset related to our Career distribution channels that were closed in the fourth quarter of 2011 and an $8.6 million charge to stock-based compensation expense related to accelerated vesting of equity awards in connection with the Part D Transaction.

        Interest expense and amortization of capitalized loan origination fees represent costs associated with the Mandatorily Redeemable Preferred Stock, which was issued on April 29, 2011.

        The $7.0 million increase in stock-based compensation expense was driven by $8.6 million related to the accelerated vesting of equity awards in 2011 in connection with the Part D Transaction and the one-time $2.0 million favorable variance in 2010 related to the true up of stock option forfeiture rates.

        Restructuring costs represent charges we took in connection with several initiatives to realign our organization and consolidate certain functions to increase efficiency and responsiveness to customers and reduce costs. These charges include the write-off of $11.8 million invested in the development of a commission administration system for our Career agents, charges of $5.8 million to reduce agent balances to the amount we expect to recover, $4.2 million for severance and other benefits related to a workforce reduction plan and $0.2 million related to lease termination.

        Intangible asset impairment of $15.6 million represents the write-off of an intangible asset related to our acquisition of a Career agency sales force. As a result of our closure of our Career Agency operations, we reviewed the recoverability of that asset and determined that its carrying value was greater than its fair value.

        Other parent company expenses, net of revenues, decreased $7.7 million as compared to 2010. 2010 included a $15.0 million charge related to realignment of our distribution channels in response to the CMS sanctions restricting our ability to sell Medicare Advantage products. The remaining $7.3 million increase in expenses in 2011 compared with 2010 is driven by the Corporate segment's absorption of $7.6 million of expenses that would have been allocated to the Medicare Part D segment prior to the closing of the Part D Transaction, $4.8 million related to the settlement of the HHS-OIG Wisconsin investigation (see Note 22—Commitments and Contingencies) and $1.8 million of transaction costs incurred in connection with the APS Healthcare acquisition, partially offset by favorable expense variances primarily related to lower staffing-related costs.

        Net income—Senior Administrative Services declined by $0.9 million, primarily as a result of the April 1, 2010 sale of CHCS. 2010 includes three months of profitability prior to the sale.

  Years ended December 31, 2010 and 2009

        The loss before income taxes from our Corporate & Other segment increased by $8.2 million, or 28%, for the year ended December 31, 2010 compared to 2009. This was primarily due to the $7.8 million decline in net income—Senior Administrative Services as a result of the sale of CHCS effective April 1, 2010. In addition, during 2010 and 2009 we recorded charges related to the realignment of our distribution channels amounting to $15.0 million and $13.6 million, respectively.

        The increase in stock-based compensation expense of $0.5 million resulted primarily from new equity awards granted in the last quarter of 2009 and the first three quarters of 2010 to directors, officers and other employees approved by the compensation committee, partially offset by a $2.0 million true up of our forfeiture rate estimate related to options that terminate non-vested that was made during 2010.

        Other parent company expenses, net of revenues was relatively flat from 2009 to 2010. Embedded in these results is a $15.0 million charge in 2010 related to realignment of our distribution channels in response to the impact of the CMS sanctions restricting our ability to sell Medicare Advantage business, compared with a $13.6 million charge in 2009 for under-performing field offices.

        Net income—Senior Administrative Services declined by $7.8 million. $5.7 million was the result of the sale of CHCS which was effective April 1, 2010. The remaining $2.1 million variance was due to lower profitability of CHCS prior to its sale, due to anticipated reductions in service fee revenues, along with a corresponding decrease in general expenses.

Contractual Obligations and Commercial Commitments

        Our contractual obligations as of December 31, 2011, are shown below.

	Payments Due by Period
Contractual Obligations	Total	2012	2013-2014	2015-2016	Thereafter
	(in thousands)
Series A mandatorily redeemable preferred shares(1)	$58,108	$3,400	$6,800	$6,800	$41,108
Operating Lease Obligations	19,841	4,987	8,308	5,788	758
Purchase Obligations(2)	86,428	26,472	51,485	8,471	—
Policy Related Liabilities(3):
Reserves and other policy liabilities—life	24,596	2,755	2,178	1,897	17,766
Reserve for future policy benefits—health	509,456	23,048	44,575	42,622	399,211
Policy and contract claims—health	177,605	159,588	18,017	—	—

Total	$876,034	$220,250	$131,363	$65,578	$458,843

(1)
These obligations include contractual interest and the table reflects scheduled maturities for contractual obligations existing as of December 31, 2011.

(2)
Reflects minimum obligations on our outsourcing contracts, See "Outsourcing Arrangements" in Part 1, Item 1 of this annual report on Form 10-K. The amount of service provided under the contracts and the levels of business processed affect our actual monthly payments. The above table includes only the minimum amounts required under the contracts. Based upon anticipated future service levels, we expect that our total actual payments for purchase obligations will exceed the amounts presented in the above schedule.

(3)
Our obligations for policy related liabilities represent those payments we expect to make on death, disability and health insurance claims and policy surrenders, net of amounts recovered from reinsurers. These projected values contain assumptions for future policy persistency, mortality and morbidity comparable with our historical experience. The distribution of payments for policy and contract claims reflects assumptions as to the timing of policyholders reporting claims for prior periods and the amounts of those claims. Actual amounts and timing of both future policy benefits and policy and contract claims may differ significantly from the estimates above. We anticipate that our reserves for policy liabilities and policy and contract claims, along with future net premiums, investment income and recoveries from our reinsurers will be sufficient to fund our policy related obligations. On our consolidated balance sheets in Part II, Item 8 of this annual report on Form 10-K, we report our policy related liabilities gross of amounts recoverable from reinsurers, which are reported as assets. We are obligated to pay claims in the event that a reinsurer fails to meet its obligations under the reinsurance agreements. However, as of December 31, 2011, all of our primary reinsurers were rated "A-"(Excellent) or better by A.M. Best with the exception of one reinsurer. For that reinsurer, which is not rated, a trust containing assets at 106% of policy reserve levels is maintained. We are not aware of any instances where any of our reinsurers have been unable to pay any policy claims on reinsured business. Therefore, we have presented our obligations in the table above net of amounts recoverable from reinsurers. Our obligations for policy related liabilities before amounts recovered from reinsurers amount to $1.7 billion.

Liquidity and Capital Resources

        Sources and Uses of Liquidity to the Parent Company, Universal American Corp.    We require cash at our parent company to support the growth of our insurance and HMO subsidiaries, fund growth of new businesses such as ACOs, fund potential growth through acquisitions of other companies, such as APS Healthcare, or blocks of business, and pay the operating expenses necessary to function as a holding company, as applicable insurance department regulations require us to bear our own expenses.

        The parent company's sources and uses of liquidity are derived primarily from the following:

  •
  surplus note payments and dividends from and capital contributions to our insurance and HMO subsidiaries;

  •
  the cash flows of our other subsidiaries, including our management service organization;

  •
  payment of dividends to shareholders and holders of our mandatorily redeemable preferred stock or share repurchases;

  •
  payment of certain corporate overhead costs and public company expenses.

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

        At December 31, 2011, we held cash and cash equivalents totaling $64 million and fixed maturity securities that could readily be converted to cash with carrying values of $1,223 million at our insurance companies and HMO subsidiaries. We believe that this level of liquidity is sufficient to meet our obligations and pay expenses.

        In 2007, our wholly-owned subsidiary, The Pyramid Life Insurance Company issued $60.0 million of surplus notes payable to our parent company, which bear interest at an average fixed rate of 7.5%. The Notes are repayable beginning March 29, 2009 provided that capital and surplus are sufficient to maintain risk-based capital levels of 450% or greater in the immediate prior year end. At December 31, 2011, Pyramid's risk-based capital ratio exceeded 450%, and we anticipate that repayment of this surplus note, including interest of approximately $20 million, will occur in 2012.

        Capital contributions to and dividends from our insurance and HMO subsidiaries are made through their respective holding companies. We did not make any capital contributions to our insurance subsidiaries during 2011. In March 2011, our wholly-owned subsidiary, Constitution Life Insurance Company, declared and accrued a dividend of $11.7 million, which was paid in April 2011. In May 2011, our wholly-owned subsidiary, American Progressive Life and Health Insurance Company of New York, declared and paid a dividend of $13.3 million. In 2011, the parent company funded a $360,000 capital contribution in March, which had been accrued in December 2010, and made a $2.8 million capital contribution in May, both to our HMO subsidiary, Today's Options of Oklahoma, Inc. In July 2011, our HMO subsidiary, SelectCare of Texas, LLC, declared a dividend of $24 million, which was paid in August 2011. Based on current estimates, we expect the aggregate amount of dividends that may be paid to our parent company in 2012 without prior approval by state regulatory authorities is approximately $52.1 million.

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

        Mandatorily Redeemable Preferred Shares.    As part of the closing of the Part D Transaction, the company issued $40 million of Mandatorily Redeemable Preferred Shares which pay a dividend quarterly at a rate of 8.5% per annum (See Note 12—Mandatorily Redeemable Preferred Shares). The proceeds from the sale were used to pay fees and expenses in connection with the Part D Transaction and a portion of the existing indebtedness of the Company at the closing of the Part D Transaction.

Investments

        We invest primarily in fixed maturity securities of the U.S. Government and its agencies, U.S. state and local governments, mortgage-backed securities and corporate fixed maturity securities with investment grade ratings of BBB- or higher by S&P or Baa3 or higher by Moody's Investor Service. As of December 31, 2011, approximately 99% of our fixed maturity investments had investment grade ratings from S&P or Moody's.

        Cash equivalents represent approximately 9% of our portfolio at December 31, 2011 and 10% at December 31, 2010. In the aggregate, approximately 34% of our cash and invested assets are in securities backed by the U.S. government or its agencies, as compared with 26% at December 31, 2010. The aggregate credit quality of our total investment portfolio was AA- at December 31, 2011 and December 31, 2010.

        The net yields on our cash and invested assets increased to 3.4% for the year ended December 31, 2011, from 2.5% for the year ended December 31, 2010. The overall increase in yield is primarily due to a change in the mix of assets caused by the investing of our cash and cash equivalents into higher yielding fixed maturity securities.

Critical Accounting Policies

        Our consolidated financial statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles, known as GAAP. The preparation of our financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the amounts of reported by us in our consolidated financial statements and the accompanying notes. Critical accounting policies are ones that require significant subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. These estimates are based on information available at the time the estimates are made, as well as anticipated future events. Actual results could differ materially from these estimates. We periodically evaluate our estimates, and as additional information becomes available or actual amounts become determinable, we may revise the recorded estimates and reflect them in operating results. We believe that the following accounting policies are critical, as they involve the most significant judgments and estimates used in the preparation of our consolidated financial statements:

  •
  policy-related liabilities and benefit expense recognition,

  •
  deferred policy acquisition costs,

  •
  goodwill and other intangible assets,

  •
  investment valuation,

  •
  recognition of premium revenues and policy benefits—Medicare products and

  •
  income taxes.

  Policy-related liabilities and benefit expense recognition

        We calculate and maintain reserves for the estimated future payment of claims to our policyholders using actuarial assumptions that are consistent with actuarial assumptions we use in the pricing of our products. For our accident and health insurance business, we establish an active life reserve for expected future policy benefits, plus a liability for due and unpaid claims and incurred but not reported claims, known as IBNR. Benefit expenses are recognized in the period in which services are provided or claims are incurred and include an estimate of the cost of services and IBNR claims. Our net income depends upon the extent to which our actual claims experience is consistent with the assumptions we used in setting our reserves and pricing our policies. If our assumptions with respect to future claims are incorrect, and our reserves are insufficient to cover our actual losses and expenses, we would be required to increase our liabilities, resulting in reduced net income and stockholders' equity.

        The following table presents a summary of our policy-related liabilities by category at December 31 (dollars in thousands):

	Direct & Assumed				Net of Reserves Ceded to Reinsurers
Liability Type	2011	% of Total Policy Liabilities	2010	% of Total Policy Liabilities	2011	2010
Reserves and other policy liabilities—life	$561,889	49%	$582,248	45%	$15,156	$9,739
Reserves for future policy benefits—health	408,872	35%	407,312	31%	297,389	298,271
Policy and contract claims—health	182,792	16%	306,390	24%	177,320	292,713

Total policy liabilities	$1,153,553	100%	$1,295,950	100%	$489,865	$600,723

  Reserves and other policy liabilities—life

        Reserves and other policy liabilities—life represents the gross amount of liabilities on our life insurance business, including policyholder account balances on our investment and universal life-type policies, future policy benefit reserves on our traditional life insurance policies and policy and contract claims on our life policies. Beginning in April, 2009, we reinsured substantially all of our in force life insurance and annuity business under a 100% coinsurance treaty. A portion of our traditional business was not included in that reinsurance transaction, however much of that business is partially reinsured under separate treaties.

        Policyholder account balances represent the balance that accrues to the benefit of the policyholder, otherwise known as the account value, as of the financial statement date. Account values increase to reflect additional deposits received and interest credited based on the account value. Account values decline to reflect surrenders and other withdrawals, including withdrawals relating to the cost of insurance and expense charges. We review the interest crediting rates periodically and adjust them with minimum levels below which the crediting rate cannot fall as we deem necessary. The liability for future policy benefits represents the present value of estimated future benefits to be paid to or on behalf of policyholders, less the future value of net premiums. We calculate this amount based on actuarially recognized methods using morbidity and mortality tables, which we modify to reflect our actual experience when appropriate. The liability for unpaid claims, which also reflects IBNR, reflects estimates of amounts to fully settle known reported claims as well as claims related to insured events that we estimate have been incurred, but have not yet been reported to us.

        Our net retained reserves for life insurance products were $15.2 million, or 4% of our direct and assumed reserves for life insurance products, as of December 31, 2011. Our net retained reserves for life insurance products were $9.7 million, or 2% of our direct and assumed reserves for life insurance products, as of December 31, 2010.

  Reserves for future policy benefits—health

        Reserves for future policy benefits—health represents the present value of estimated future benefits to be paid to or on behalf of policyholders, less the future value of net premiums. We calculate this amount based on actuarially recognized methods using morbidity and mortality tables.

        For our fixed benefit accident and sickness and our long-term care products, we establish a reserve for future policy benefits at the time we issue each policy based on the present value of future benefit payments less the present value of future premiums. We have ceased issuing new long-term care policies, although our current policies are renewable annually at the discretion of the policyholder, as evidenced by the policyholder continuing to make premium payments. In establishing these reserves, we must evaluate assumptions about mortality, morbidity, lapse rates and the rate at which new claims are submitted to us. We estimate the future policy benefits reserve for these products using the above assumptions and actuarial principles. For long-duration insurance contracts, we use these original assumptions throughout the life of the policy and generally do not subsequently modify them.

        A portion of our reserves for long-term care products also reflect our estimates relating to members currently receiving benefits. We estimate these reserves primarily using recovery and mortality rates, as described above.

  Policy and contract claims—health

        The policy and contract claims liability for our health policies include a liability for unpaid claims, including claims in the course of settlement, as well as a liability for IBNR claims. Our liability for policy and contract claims—health by major product grouping is as follows:

	Carrying Value at December 31,
	Direct and Assumed				Net of Reserves Ceded to Reinsurers
Policy and contract claims—health	2011	% of Total Policy Liabilities	2010	% of Total Policy Liabilities	2011	2010
	($ in thousands)
Medicare Advantage—PFFS & PPO	$91,062	9%	$186,611	14%	$91,037	$186,528
Medicare Advantage—HMO	46,144	5%	76,230	6%	46,112	70,419
Medicare supplement	20,642	2%	22,545	2%	16,276	17,805
Other—specialty	24,944	3%	21,004	2%	23,895	17,961

Total policy and contract claims—health	$182,792	19%	$306,390	24%	$177,320	$292,713

        The following factors can affect these reserves and liabilities:

  •
  economic and social conditions,

  •
  inflation,

  •
  hospital and pharmaceutical costs,

  •
  changes in doctrines of legal liability,

  •
  premium rate increases,

  •
  extra-contractual damage awards, and

  •
  other factors affecting health care and insurance generally.

        Therefore, we establish the reserves and liabilities based on extensive estimates, assumptions and prior years' statistics. When we acquire other insurance companies or blocks of insurance, our assessment of the adequacy of acquired policy liabilities is subject to similar estimates and assumptions. Establishing reserves involves inherent uncertainties, and it is possible that actual claims could materially exceed our reserves and have a material adverse effect on our results of operations and financial condition.

        We develop our estimate for IBNR using actuarial methodologies and assumptions, primarily based upon historical claim payment and claim receipt patterns, as well as historical medical cost trends. Depending on the period for which we are estimating incurred claims, we apply a different method in determining our estimate. For periods prior to the most recent three months, the key assumption we use in estimating our IBNR is that the completion factor pattern, adjusted for known changes in claim inventory levels and claim payment processes, remains consistent over a specified rolling period. This period, ranging from 3 to 12 months, is dependent on the type of business with respect to which we are estimating reserves or liabilities. Completion factors result from the calculation of the percentage of claims incurred during a given period that have historically been adjudicated as of the reporting period. For the most recent three months, we estimate the incurred claims primarily from a trend analysis based upon per member per month, known as PMPM, claims trends developed from our historical experience in the preceding months, adjusted for known changes in estimates of recent hospital and drug utilization data, provider contracting changes, changes in benefit levels, product mix, and seasonality.

        We use the completion factor method for the months of incurred claims prior to the most recent three months because the historical percentage of claims processed for those months is at a level sufficient to produce a consistently reliable result. Conversely, for the most recent three months of incurred claims, the volume of claims processed historically is not at a level sufficient to produce a reliable result, which therefore requires that we examine historical trend patterns as the primary method of evaluation. Because cumulative claims payment development often fluctuates widely close to the incurred date of claims, estimates for the most recent three months of incurred claims are based largely on our pricing assumptions for the product. The amounts above reflect the estimated potential medical and other expenses payable based upon assumptions used in determining the loss ratio for the pricing of our PFFS products.

        Medical cost trends potentially are more volatile than other segments of the economy. The principal intrinsic drivers of medical cost trends are:

  •
  changes in the utilization of hospital facilities, physician services, prescription drugs, and new medical technologies, and

  •
  the inflationary effect on the cost per unit of each of these expense components.

        Other external factors may impact medical cost trends, such as:

  •
  government-mandated benefits,

  •
  other regulatory changes,

  •
  an aging population,

  •
  natural disasters and other catastrophes, and

  •
  epidemics.

        Factors internal to our company may also affect our ability to accurately predict estimates of historical completion factors or medical cost trends, such as:

  •
  claims processing cycle times,

  •
  changes in medical management practices, and

  •
  changes in provider contracts.

        We consider all of these factors in estimating IBNR and in estimating the PMPM claims trend for purposes of determining the reserve for the most recent three months. Additionally, we continually prepare and review follow-up studies to assess the reasonableness of the estimates generated by our process and methods over time. We also consider the results of these studies in determining the reserve for the most recent three months. Each of these factors requires significant judgment by management.

        Activity in the liability for policy and contract claims health is as follows:

	For the Years Ended December 31,
	2011	2010
	(in thousands)
Balance at beginning of year	$306,390	$289,491
Less reinsurance recoverable	(13,677)	(12,981)

Net balance at beginning of year	292,713	276,510

Incurred related to:
Current year	1,818,443	2,862,171
Prior year development	(8,367)	(5,273)

Total incurred	1,810,076	2,856,898

Paid related to:
Current year	1,628,003	2,580,918
Prior year	297,466	259,777

Total paid	1,925,469	2,840,695

Net balance at end of year	177,320	292,713
Plus reinsurance recoverable	5,472	13,677

Balance at end of year	$182,792	$306,390

        The liability for policy and contract claims—health decreased by $123.6 million during the year ended December 31, 2011. This decrease was primarily attributable to lower reserves for our Medicare Advantage business due to the decline in membership, as well as significantly lower amounts of pending claims.

        The medical cost amount, noted as "prior year development" in the table above, represents (favorable) or unfavorable adjustments as a result of prior year claim estimates being settled for amounts that are different than originally anticipated. This prior year development occurs due to differences between the actual medical utilization and other components of medical cost trends, and actual claim processing and payment patterns compared to the assumptions for claims trend and completion factors used to estimate our claim liabilities.

        The claim reserve balances at December 31, 2010 settled during 2011 for $8.4 million less than originally estimated. This prior year development represents less than 0.5% of the incurred claims recorded in 2010.

        The claim reserve balances at December 31, 2009 settled during 2010 for $5.3 million less than originally estimated. This prior year development represents less than 0.5% of the incurred claims recorded in 2009.

  Sensitivity Analysis

        The following table illustrates the sensitivity of our health IBNR payable at December 31, 2011 to identified reasonably possible changes to the estimated weighted average completion factors and health care cost trend rates. However, it is possible that the actual completion factors and health care cost trend rates will develop differently from our historical patterns and therefore could be outside of the ranges illustrated below.

Completion Factor(1):		Claims Trend Factor(2):
(Decrease) Increase in Factor	Increase (Decrease) in Net Health IBNR	(Decrease) Increase in Factor	(Decrease) Increase in Net Health IBNR
($ in thousands)
-3%	$478	-3%	$(8,783)
-2%	319	-2%	(5,855)
-1%	159	-1%	(2,928)
1%	(159)	1%	2,928
2%	(319)	2%	5,855
3%	(478)	3%	8,783

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

  Deferred Policy Acquisition Costs

        We defer the following costs of acquiring new business:

  •
  non-level commissions,

  •
  agency production costs,

  •
  policy underwriting costs,

  •
  policy issue costs,

  •
  associated issuance costs, and

  •
  other costs that vary with, and are primarily related to, the production of new and renewal business.

        We refer to these costs as deferred acquisition costs or DAC. For our net retained traditional life and health products, we amortize DAC in proportion to premium revenue using the same assumptions used in estimating the liabilities for future policy benefits in accordance with ASC 944, Financial Services—Insurance. Under ASC 944, any unamortized DAC relating to lapsed policies must be amortized as of the date of the lapse.

        We test for the recoverability of DAC at least annually. To the extent that we determine that the present value of future policy premiums and investment income or the net present value of expected gross profits would not be adequate to recover the unamortized costs, we would write off the excess deferred policy acquisition costs. Based on our review of DAC recoverability as of October 1, 2011, we determined that DAC was recoverable.

        On September 29, 2010, the FASB issued , ASU 2010-26, Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts, which amended FASB ASC Topic 944, Financial Services—Insurance. ASU 2010-6 clarifies the definition of acquisition costs that are eligible for deferral. Acquisition costs are to include only those costs that are directly related to the successful acquisition or renewal of insurance contracts; incremental direct costs of contract acquisition that are incurred in transactions with either independent third parties or employees; and advertising costs meeting the capitalization criteria for direct-response advertising.

        This guidance is effective for fiscal years beginning after December 15, 2011, and interim periods within those years. This guidance may be applied prospectively upon the date of adoption, with retrospective application permitted, but not required. The Company intends to adopt this guidance retrospectively on January 1, 2012, resulting in a write down of the Company's deferred acquisition costs of approximately $34 million, as of the date of adoption, relating to those costs which no longer meet the revised guidance as summarized above.

        Retrospective application of accounting principles should be applied as if the change had been made as of the beginning of the earliest period presented. In the case of our Quarterly Reports on Form 10-Q to be filed in 2012, that would be January 1, 2011 and for our Annual Report on Form 10-K for the year ended December 31, 2012 that would be January 1, 2010. The reduction in DAC from our retrospective adoption affected our life insurance and annuity reinsurance transaction in 2009 and resulted in our recognition of a pre-tax gain on the transaction of approximately $17 million, which we have deferred and are amortizing over the estimated remaining life of the ceded block of business. A portion of the unamortized deferred gain was eliminated when we sold Pennsylvania Life to CVS Caremark in connection with the Part D Transaction in 2010. We estimate that the cumulative effect of the retrospective adoption of this guidance, with consideration to the impact on the transactions noted above, will reduce stockholders' equity by $34 million as of January 1, 2010 and by $32 million as of January 1, 2011. The actual impact may be different.

  Goodwill and other intangible assets

        Valuation of acquired intangible assets.    Business combinations accounted for as a purchase result in the allocation of the purchase consideration to the fair values of the assets and liabilities acquired, including the present value of future profits, establishing these fair values as the new accounting basis. We base the present value of future profits on an estimate of the cash flows of the insurance policies acquired, discounted to reflect the present value of those cash flows. The discount rate we select depends upon the general market conditions at the time of the acquisition and the inherent risk in the transaction. We allocate purchase consideration in excess of the fair value of net assets acquired, including the present value of future profits and other identified intangibles, for a specific acquisition, to goodwill. We perform the allocation of purchase price in the period in which we consummate the purchase.

        Amortizing intangible assets.    We must estimate and make assumptions regarding the useful life we assign to our amortizing intangible assets. Set forth below are our annual amortization policies for each of the main categories of amortizing intangible assets:

Description	Weighted Average Life At Acquisition	Amortization Basis
Insurance policies acquired	9	The pattern of projected future cash flows for the policies acquired over the estimated weighted average life of the policies acquired
Membership base acquired	7-10	Straight line over the estimated weighed average life of the membership base
Provider contracts	10	Straight line over the estimated weighted average life of the contracts
Non-compete agreements	7	Straight line over the length of the agreement

        In accordance with ASC 350, Intangibles and Other, we periodically review amortizing intangible assets whenever adverse events or changes in circumstances indicate the carrying value of the asset may not be recoverable. In assessing recoverability, we must make assumptions regarding estimated future cash flows and other factors to determine if an impairment loss may exist, and, if so, estimate fair value. If these estimates or their related assumptions change in the future, we may be required to record impairment losses for these assets. During our review of recoverability in the fourth quarter of 2011, we determined that the undiscounted cash flows from our acquired agency intangible asset were less than its carrying value of $15.6 million indicating that it was no longer fully recoverable and we recorded an impairment of $15.6 million at December 31, 2011. There were no other impairments of our amortizing intangible assets during 2011, 2010 or 2009.

        Goodwill.    Goodwill represents the amount of the purchase price in excess of the fair values assigned to the underlying identifiable net assets of acquired businesses. Goodwill is not amortized, but is subject to an annual impairment test. ASC 350, Goodwill and Other Intangible Assets, requires that goodwill balances be reviewed for impairment at the reporting unit level at least annually or more frequently if events occur or circumstances change that would indicate that a triggering event, as defined in ASC 350, has occurred. A reporting unit is defined as an operating segment or one level below an operating segment. Our reporting units are equivalent to our operating segments. Medicare Advantage is our only reporting unit with goodwill assigned to it.

        To determine whether goodwill is impaired, we perform a multi-step impairment test. Beginning in 2011, we can elect to perform a qualitative assessment of each reporting unit to determine whether facts and circumstances support a determination that their fair values are greater than their carrying values. If the qualitative analysis is not conclusive, or if we elect to proceed directly with quantitative testing, we will measure the fair values of the reporting units and compare them to their aggregate carrying values, including goodwill. If the fair value is less than the carrying value of the reporting unit, the second step of the impairment test is performed for the purposes of measuring the impairment. In this step, the fair value of the reporting unit is allocated to all of the assets and liabilities of the reporting unit to determine an implied goodwill value. This allocation is similar to a purchase price allocation performed in purchase accounting. If the carrying amount of the reporting unit goodwill exceeds the implied goodwill value, an impairment loss shall be recognized in an amount equal to that excess.

        We estimate the fair values of our reporting units using discounted cash flows, which include assumptions about a wide variety of internal and external factors. Significant assumptions used in the impairment analysis include financial projections of cash flow (including significant assumptions about operations and target capital requirements), long-term growth rates for determining terminal value, and discount rates. Forecasts and long-term growth rates used for our reporting units are consistent with, and use inputs from, our internal long-term business plan and strategy. During our forecasting process, we assess revenue trends, medical cost trends, operating cost levels and target capital levels. Significant factors affecting these trends include changes in membership, premium yield, medical cost trends, and the impact and expectations of regulatory environments. Additional macro-economic assumptions around unemployment, GDP growth, interest rates, and inflation are also evaluated and incorporated.

        Although we believe that the financial projections used are reasonable and appropriate for all of our reporting units, due to the long-term nature of the forecasts there is significant uncertainty inherent in those projections. That uncertainty is increased by the impact of health care reforms as discussed in Item 1, "Business—Regulation". For additional discussions regarding how the enactment or implementation of health care reforms and how other factors could affect our business and the related long-term forecasts, see Item 1A, "Risk Factors" in Part I and "Healthcare Reform" above.

        We use a range of discount rates that correspond to a market-based weighted average cost of capital. Discount rates are determined for each reporting unit based on the implied risk inherent in their forecasts. This risk is evaluated using comparisons to market information such as peer company weighted average costs of capital and peer company stock prices in the form of revenue and earnings multiples. The most significant estimates in the discount rate determinations include the risk-free rates and equity risk premium. Company-specific adjustments to discount rates are subjective and thus are difficult to measure with certainty.

        Outcomes from the discounted cash flow analysis are compared to other market approach valuation methodologies for reasonableness.

        The passage of time and the availability of additional information regarding areas of uncertainty in regards to the reporting units' operations could cause these assumptions used in our analysis to change in the future. If our assumptions differ from actual, the estimates underlying our goodwill impairment tests could be adversely affected. Decreases in business growth, decreases in earnings projections, increases in the weighted average cost of capital and increases in the amount of required capital for a reporting unit will all cause the reporting unit's fair value to decrease.

        We performed our annual goodwill assessment for our individual reporting units as of October 1, 2011. Based on this "Step 1" assessment, we determined, that our estimated fair value of our Senior Managed Care reporting unit was in excess of its carrying value by 40%. The fair value for our Traditional reporting unit was below its GAAP equity based on our analysis for the purpose of goodwill recoverability. We do not have any goodwill recorded in our Traditional reporting unit; however, this deficiency could indicate DAC recoverability or premium deficiency issues. These are both tested separately on an annual basis and for 2011, the tests of both demonstrated sufficiency.

        During each quarter, we perform a review of certain key components of our valuation of our reporting units, including the operating performance of the reporting units compared to plan (which was the primary basis for the prospective financial information included in our goodwill impairment test as of October 1, 2011), our weighted average cost of capital and our stock price and market capitalization. Based on our review of these items through the reporting date, we believe that our estimate of fair value for each of our reporting units remains reasonable.

  Investment Valuation

        We have engaged an investment advisor to manage a portion of our portfolio, perform investment accounting and provide valuation services. Securities prices are obtained by the advisor from independent pricing vendors, which are chosen based on their ability to support and price specified asset classes following the procedures outlined in the valuation policy reviewed and approved by us. The following are examples of typical inputs used by third party pricing vendors:

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

        The investment advisor uses their own rules-based pricing system to evaluate the prices it receives from various pricing vendors to ensure the data adheres to certain vendor-to-vendor and day-to-day variance tolerances. Exceptions to the rules are monitored, investigated and challenged, as needed. We review and test the security pricing procedures used to value our fixed maturity portfolio on an ongoing basis. Our procedures include review of the investment valuation policy and understanding of the procedures used to obtain investment valuations and review of pricing controls at our investment advisor, including their Statements on Standards for Attestation Engagements 16 controls review report. We also test the prices provided by the advisor monthly by comparing the data to another independent pricing source and monitoring the change in prices from month to month and upon sale of the security. Significant changes or variances are investigated and explained. To date, we have not modified any price provided by the advisor.

        We have also reviewed the advisor's pricing services' valuation methodologies and related sources, and have evaluated the various types of securities in our investment portfolio to determine an appropriate fair value hierarchy level based upon trading activity and the observability of market inputs. Based on the results of this evaluation and investment class analysis, we classified each price into Level 1, 2, or 3. We classified most prices provided by third party pricing services into Level 2 because the inputs used in pricing the securities are market observable.

        The following table presents the fair value of fixed maturity securities that are carried at fair value by ASC 820 hierarchy levels, as of December 31, 2011 (in thousands):

	Fair Value	% of Total Fair Value
Level 1	$—	—%
Level 2	1,220,328	99.8%
Level 3	2,620	0.2%

	$1,222,948	100.0%

        The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between knowledgeable, unrelated willing parties using inputs, including assumptions and estimates, a market participant would utilize. As such, the estimated fair value of a financial instrument may differ significantly from the amount that could be realized if the security was sold immediately.

        Due to a general lack of transparency in the process that brokers use to develop prices, we classify most securities that have prices that are based on broker's prices as Level 3. We also classify internal model priced securities, primarily consisting of private placement asset-backed securities, as Level 3 because this model pricing reflects significant non-observable inputs.

        The following table presents the fair value of the asset sectors within the ASC 820 Level 3 securities as of December 31, 2011:

	December 31, 2011
	Fair Value	% of Total Fair Value
	(in thousands)
Mortgage and asset-backed securities	$2,620	100.0%

        Non-agency mortgage and certain asset-backed securities represent private-placement collateralized debt obligations that are thinly traded and priced using an internal model or by independent brokers.

        We regularly evaluate the amortized cost of our investments compared to the fair value of those investments. We generally recognize impairments of securities when we consider a decline in fair value below the amortized cost basis to be other-than-temporary. The evaluation includes the intent and ability to hold the security to recovery, and we consider it on an individual security basis, not on a portfolio basis. We generally recognize impairment losses for mortgage-backed and asset-backed securities when an adverse change in the amount or timing of estimated cash flows occurs, unless the adverse change is solely a result of changes in estimated market interest rates. We also recognized impairment losses when we determine declines in fair values based on quoted prices to be other than temporary.

        The evaluation of impairment is a quantitative and qualitative process, which is subject to risks and uncertainties and is intended to determine whether we should recognize declines in the fair value of investments in current period earnings. The principal risks and uncertainties are:

  •
  changes in general economic conditions,

  •
  the issuer's financial condition or near term recovery prospects,

  •
  the effects of changes in interest rates or credit spreads, and

  •
  the recovery period.

        Our accounting policy, which follows ASC 320-65-1, requires that we assess a decline in the value of a security below its cost or amortized cost basis to determine if the decline is other-than-temporary.

  •
  If we intend to sell a debt security, or it is more likely than not that we will be required to sell the debt security before recovery of its amortized cost basis, we recognize an OTTI in earnings equal to the entire difference between the debt security's amortized cost basis and its fair value.

  •
  If we do not intend to sell the debt security and it is not more likely than not that we will be required to sell the debt security before recovery of its amortized cost basis, but the present value of the cash flows expected to be collected is less than the amortized cost basis of the debt security (referred to as the credit loss), an OTTI is considered to have occurred. In this instance, we bifurcate the total OTTI into the amount related to the credit loss, which we recognize in earnings, with the remaining amount of the total OTTI attributed to other factors (referred to as the noncredit portion) recognized as a separate component in other comprehensive loss.

        After the recognition of an OTTI, we account for the debt security as if it had been purchased on the measurement date of the OTTI, with an amortized cost basis equal to the previous amortized cost basis less the OTTI recognized in earnings.

        We have a security monitoring process overseen by our Investment Committee, consisting of investment and accounting professionals who identify securities that, due to specified characteristics, as described below, we subject to an enhanced analysis on a quarterly basis. We review our fixed maturity securities at least quarterly to determine if an other-than-temporary impairment is present based on specified quantitative and qualitative factors. The primary factors that we consider in evaluating whether a decline in value is other-than-temporary are:

  •
  the length of time and the extent to which the fair value has been or is expected to be less than cost or amortized cost,

  •
  the financial condition, credit rating and near-term prospects of the issuer,

  •
  whether the debtor is current on contractually obligated interest and principal payments, and

  •
  our intent and ability to retain the investment for a period of time sufficient to allow for recovery.

        Each quarter, during this analysis, we assert our intent and ability to retain until recovery those securities we judge to be temporarily impaired. Once identified, we restrict trading on these securities unless subsequent information becomes available which would then alter our intent or ability to hold. The principal criteria are the deterioration in the issuer's creditworthiness, a change in regulatory requirements or a major business combination or major disposition.

        Subprime Residential Mortgage Loans.    We hold securities with exposure to subprime residential mortgages, or mortgage loans to borrowers with weak credit profiles. The significant decline in U.S. housing prices and relaxed underwriting standards by some subprime loan originators have led to higher delinquency and loss rates, resulting in a significant reduction in the market valuation of these securities sector wide.

        As of December 31, 2011, we held subprime securities with par values of $22.0 million, an amortized cost of $21.4 million and a fair value of $13.2 million representing approximately 1.0% of our cash and invested assets, with collateral comprised substantially of first lien mortgages in senior or senior mezzanine level tranches, with an average Standard & Poor's, or equivalent, rating of A+.

        The following table presents our exposure to subprime residential mortgages by vintage year.

Vintage Year	Amortized Cost	Fair Value	Gross Unrealized Losses & OTTI
	(in thousands)
2003	$115	$51	$(64)
2004	126	126	—
2005	14,155	10,976	(3,179)
2006	7,000	2,088	(4,912)

Totals	$21,396	$13,241	$(8,155)

        We continuously review our subprime holdings stressing multiple variables, such as cash flows, prepayment speeds, default rates and loss severity, and comparing current base case loss expectations to the loss required to incur a principal loss. Based on the analysis of the remaining subprime holdings at December 31, 2011, we do not believe these holdings are other-than-temporarily impaired.

        The following table summarizes, on a pre-tax basis, our other-than-temporary impairments recorded in each of the three years ended December 31:

	Year Ended
	2011	2010	2009
	(in thousands)
Subprime	$129	$289	$10,497
Other structured	168	526	6,398

	$297	$815	$16,895

        During the year ended December 31, 2009, we recognized an additional other-than-temporary impairment on twelve subprime securities impaired in 2008, plus one additional subprime holding. Further, we recognized other-than-temporary impairments on twelve other structured securities, seven of which had not been previously impaired.

        We continue to review the estimated fair values indicated by pricing provided by the third party pricing services. However, we cannot give assurance that there will be no further impairments on these securities.

  Recognition of Premium Revenues and Policy Benefits—Medicare Plans

        Medicare is a federal health insurance program that provides Americans age 65 and over, and some disabled persons under the age of 65, certain hospital, medical and prescription drug benefits. The Medicare program consists of four parts, labeled Parts A - D.

        Part A—Hospitalization benefits are provided under Part A. These benefits are financed largely through Social Security taxes. Beneficiaries are not required to pay any premium for Part A benefits. However, they are still required to pay out-of-pocket deductibles and coinsurance.

        Part B—Benefits for medically necessary services and supplies including outpatient care, doctor's services, physical or occupational therapists and additional home health care are provided under Part B. These benefits are financed through premiums paid to the federal government by those eligible beneficiaries who choose to enroll in the program. The beneficiaries are also required to pay out-of- pocket deductibles and coinsurance.

        Part C—Under the Medicare Advantage program, private plans provide Medicare-covered health care benefits to enrollees and can include prescription drug coverage. Part C benefits are provided through private HMO, PPO and PFFS plans. An individual must have Medicare Part A and Part B in order to join a Medicare Advantage Plan.

        Part D—Under Part D, prescription drug benefits may be provided by private Plans to individuals eligible for benefits under Part A and/or enrolled in Part B. These benefits are provided on both a stand- alone basis and also in connection with certain HMO, PPO and PFFS plans.

        These programs are administered by Centers for Medicare and Medicaid Services, known as CMS, an agency of the United States Department of Health and Human Services. These benefits are provided through HMO, PPO, PFFS and stand-alone Part D Plans in exchange for contractual risk-adjusted payments received from CMS. We contract with CMS under the Medicare program to provide a comprehensive array of health insurance and prescription drug benefits to Medicare eligible persons through our Medicare Advantage plans.

        Premiums received pursuant to Medicare contracts with CMS are recorded as revenue in the month in which members are entitled to receive benefits. Premiums collected in advance are deferred. Receivables from CMS and Plan members are recorded net of estimated uncollectible amounts and are reported as due and unpaid premiums in the consolidated balance sheets. We routinely monitor the collectability of specific accounts, the aging of member premium receivables, historical retroactivity trends and prevailing and anticipated economic conditions. Certain commissions are deferred and amortized in relation to the corresponding revenues which is no longer than a one-year period.

        Policy and contract claims include actual claims reported but not paid and estimates of health care services and prescription drug claims incurred but not reported. The estimated claims incurred but not reported are based upon current enrollment, historical claim receipt and payment patterns, historical medical cost trends and health service utilization statistics. These estimates and assumptions are derived from and are continually evaluated using per member per month trend analysis, claims trends developed from our historical experience in the preceding month (adjusted for known changes in estimates of recent hospital and drug utilization data), provider contracting changes, benefit level changes, product mix and seasonality. These estimates are based on information available at the time the estimates are made, as well as anticipated future events. Actual results could differ materially from these estimates. We periodically evaluate our estimates, and as additional information becomes available or actual amounts become determinable, we may revise the recorded estimates and reflect them in operating results.

        Membership.    We analyze the membership for our Medicare HMO, PPO, Network PFFS and Non-network PFFS in our administrative system and reconcile to the enrollment provided by CMS. There are timing differences between the addition of a member to our administrative system and the approval, or accretion, of the member by CMS. Additionally, the monthly payments from CMS include adjustments to reflect changes in the status of membership as a result of retroactive terminations, additions, whether CMS is secondary to other insurance coverage or other changes. Current period membership, net premium, CMS subsidies and claims expense are adjusted to reflect retroactive changes in membership.

        Medicare Risk Adjustment Provisions.    CMS uses risk-adjusted rates per member to determine the monthly payments to Medicare Plans. CMS has implemented a risk adjustment model which apportions premiums paid to all health Plans according to health diagnoses. The risk adjustment model uses health status indicators, or risk scores, to improve the accuracy of payment. The CMS risk adjustment model pays more for members with increasing health severity. Under this risk adjustment methodology, diagnosis data from inpatient and ambulatory treatment settings are used by CMS to calculate the risk adjusted premium payment to Medicare Plans. The monthly risk-adjusted premium per member is determined by CMS based on normalized risk scores of each member from the prior year. Annually, CMS provides the updated risk scores to the Plans and revises premium rates prospectively, beginning with the July remittance for current Plan year members. CMS will also calculate the retroactive adjustments to premium related to the revised risk scores for the current year for current Plan year members and for the prior year for prior Plan year members.

  Medicare Advantage Health Benefit Plans

        We receive monthly payments from CMS related to members in our Medicare coordinated care Plans, which include PPOs and HMOs and network-based PFFS and rural (non-network) PFFS Plans (collectively, the "Plans"). The recognition of the premium and cost reimbursement components under these Plans is described below:

        CMS Direct Premium Subsidy.    We receive a monthly premium from CMS based on the Plan year bid we submitted to CMS. The monthly payment is a risk-adjusted amount per member and is based upon the member's risk score status, as determined by CMS. The CMS premium is recognized over the contract period and reported as premium revenue. In addition, under Medicare Secondary Payer, or MSP provisions, the premium will be reduced by CMS if CMS has determined that it is secondary to other insurance coverage.

        Revenue Adjustments.    The monthly CMS Direct Premium Subsidy is based upon the members' health status, which is determined by CMS, as more fully described above under "Medicare Risk

Adjustment Provisions." All health benefit organizations that contract with CMS must capture, collect, and submit the necessary diagnosis code information to CMS within prescribed deadlines. Accordingly, we collect, capture, and submit the necessary and available diagnosis data to CMS within prescribed deadlines for our Plans. We estimate changes in CMS premiums related to revenue adjustments based upon the diagnosis data submitted to CMS and ultimately accepted by CMS. Risk scores are updated annually by CMS and reconciled to our estimated amounts by us with any adjustments recorded in premium revenue. Although such adjustments have not been considered to be material in the past, future adjustments could be material.

        Member Premium.    We receive a monthly premium from members based on the Plan year bid we submitted to CMS. The member premium, which is fixed for the entire Plan year, is recognized over the contract period and reported as premium revenue. We establish a reserve for member premium that is past due that reflects our estimate of the collectability of the member premium.

        Low-Income Premium Subsidy.    For qualifying low-income status, or LIS, members of our Plans with Part D benefits, CMS pays us for some or all of the LIS member's monthly premium. The CMS payment is dependent upon a member's income level which is determined by the Social Security Administration. Low-income premium is recognized over the contract period and reported as premium revenue.

        Low-Income Cost Sharing Subsidy.    For qualifying LIS members of our Plans with Part D benefits, CMS will reimburse the Plans for all or a portion of the LIS member's deductible, coinsurance and co-payment amounts above the out of pocket threshold for low income beneficiaries. Low-income cost sharing subsidies are paid by CMS prospectively as a fixed amount per member per month, and are determined based upon the Plan year bid we submitted to CMS. After the close of the annual Plan year, CMS reconciles actual experience to low-income cost sharing subsidies paid to the Plan and any differences are settled between CMS and the Plan. The low-income subsidy is accounted for as deposit accounting and therefore not recognized in operations.

        Coverage Gap Discount Program.    We receive advance payments from CMS as subsidies for members of our Plans with Part D coverage who reach the coverage gap. Effective January 1, 2011, CMS instituted the Medicare Coverage Gap Discount Program, or CGDP. CGDP makes manufacturer discounts available to eligible Medicare beneficiaries receiving applicable, covered Part D drugs, while in the coverage gap. In general, the discount on each applicable covered Part D drug is fifty percent of an amount equal to the negotiated price. Members will continue to receive these discounts and they will grow until the coverage gap is closed in 2020.

        CGDP subsidies are paid by CMS as a fixed amount per member per month, and are determined based upon the Plan year bid we submitted to CMS. The subsidies made to Part D sponsors will be taken back equal to the amount of discounts invoiced to manufacturers. Manufacturers must pay the invoiced amounts to Part D sponsors within 15 days of receipt of invoice from CMS to offset the recouped amounts by CMS.

        After the close of the annual Plan year, CMS reconciles the discount program subsidy payments to the cost based on the actual manufacturer discounts amounts made available to each Part D plan's enrollees under the Discount Program. The CGDP subsidy is accounted for as deposit accounting and therefore not recognized in operations.

        Catastrophic Reinsurance.    We receive payments from CMS for catastrophic reinsurance for members of our Plans with Part D benefits.

        For the members of our HMO and PPO Plans with Part D benefits, CMS reimburses Plans for 80% of the drug costs after a member reaches his or her out of pocket catastrophic threshold through a catastrophic reinsurance subsidy. Catastrophic reinsurance subsidies are paid by CMS prospectively as a fixed amount per member per month, and are determined based upon the Plan year bid we submitted to CMS. After the close of the annual Plan year, CMS reconciles actual experience compared to catastrophic reinsurance subsidies paid to the Plan and any differences are settled between CMS and the Plan. The catastrophic reinsurance subsidy is accounted for as deposit accounting and therefore not recognized in operations.

        For members of our network-based and rural PFFS Plans with Part D benefits, CMS makes prospective monthly catastrophic reinsurance payments to the Plans based on estimated average reinsurance payments to other Medicare Advantage—Prescription Drug (MA-PD) Plans that provide Part D benefits. Based upon the current guidelines from CMS, these Plans are at risk for the variance between their actual expense and the CMS payments. As a result, we do not follow deposit accounting for these payments.

        CMS Risk Corridor Provisions for the Part D benefits of our HMO and PPO Plans.    Premiums from CMS for members of our HMO and PPO Plans with Part D benefits, are subject to risk corridor provisions. The CMS risk corridor calculation compares the target amount of prescription drug costs (limited to costs under the standard coverage as defined by CMS) less rebates in our annual Plan bid (target amount) to actual experience. Variances of more than 5% above the target amount will result in CMS making additional payments to us, and variances of more than 5% below the target amount will require us to refund to CMS a portion of the premiums we received. Risk corridor payments due to or from CMS are estimated throughout the year and are recognized as adjustments to premium revenues and due and unpaid premiums. This estimate requires us to consider factors that may not be certain, including: membership, risk scores, prescription drug events, or PDEs, and rebates. After the close of the annual Plan year, CMS reconciles actual experience to the target amount and any differences are settled between CMS and the Plan.

  Income Taxes

        We use the liability method of accounting for income taxes. Under this method, we recognize deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. We measure deferred tax assets and liabilities using enacted tax rates that we expect to apply to taxable income in the years in which we expect those temporary differences to be recovered or settled. We recognize the effect on deferred tax assets and liabilities of a change in tax rates in income in the period that includes the enactment date of a change in tax rates.

        We establish valuation allowances on our deferred tax assets for amounts that we determine will not be recoverable based upon our analysis of projected taxable income and our ability to implement prudent and feasible tax planning strategies. We recognize increases in these valuation allowances as deferred tax expense. We reflect portions of the valuation allowances subsequently determined to be no longer necessary as deferred tax benefits.

        We record tax benefits when it is more likely than not that the tax return position taken with respect to a particular transaction will be sustained. A liability, if recorded, is not considered resolved until the statute of limitations for the relevant taxing authority to examine and challenge the tax position has expired, or the tax position is ultimately settled through examination, negotiation, or litigation. We classify interest and penalties associated with uncertain tax positions in our provision for income taxes.

Federal Income Taxation of the Company

        We filed a consolidated return for federal income tax purposes for the short period January 1, 2011 to April 29, 2011 that included all subsidiaries. For the period beginning April 30, 2011 we will file a consolidated tax return that includes most subsidiaries but excludes any subsidiary that qualifies as a life insurance company under the Internal Revenue Code; the life insurance companies will file a separate federal income tax return.

        On April 29, 2011 we sold our Part D business to CVS. For tax purposes, the sale was treated as a sale of Old Universal American followed by the repurchase of the non-Part D businesses. For tax purposes, the repurchase of the stock of the non-Part D companies was treated as an asset purchase under Internal Revenue Code section 338(h)(10). We recognized a current tax benefit of $21.3 million in 2011 primarily as a result of the significant tax losses that were recognized during the short period tax return for the period ending April 29, 2011. This resulted in the recognition of a significant portion of our gross deferred tax assets in 2011 and a corresponding deferred tax expense. For further discussion of the Part D Transaction, see Notes 1 and 21 of Notes to Consolidated Financial Statements.

        At December 31, 2011, the Company had a net capital loss carryforward of approximately $0.7 million that expire in 2016. We carried valuation allowances on deferred tax assets of $1.9 million at December 31, 2011 and $0.2 million at December 31, 2010, primarily related to state net operating loss carryforwards.

        Some of our U.S. insurance company subsidiaries are taxed as life insurance companies as provided in the Internal Revenue Code. The Omnibus Budget Reconciliation Act of 1990 amended the Internal Revenue Code to require a portion of the expenses incurred in selling insurance products be capitalized and amortized over a period of years, as opposed to an immediate deduction in the year incurred. Instead of measuring actual selling expenses, the amount capitalized for tax purposes is based on a percentage of premiums. In general, the capitalized amounts are subject to amortization over a ten-year period. Since this change only affects the timing of the deductions, it does not, assuming stability of income tax rates, affect the provisions for taxes reflected in our financial statements prepared in accordance with GAAP. However, by deferring deductions, the change has the effect of increasing our current tax expense and reducing statutory surplus.

        The Jobs Creation Tax Act of 2004, known as the Jobs Act, contains a provision that placed a two year moratorium on the imposition of tax on distributions from Policyholder Surplus Accounts ("PSAs"), the Phase III tax. Additionally, the ordering rules were changed to allow for the first dollar of any distribution to reduce the PSA. In accordance with the Jobs Act, distributions during 2005 and 2006 from an insurance company that had a PSA was treated as a distribution from its PSA account; however, the distribution was not subject to Federal income tax. We received the approval of the Insurance Departments of the respective companies for the transactions that could trigger the elimination of the potential tax and made such distributions during 2006. During 2010 we released the deferred tax liabilities previously established for the potential Phase III tax on the PSAs and reduced deferred tax expense.

        At December 31, 2011, we had unrecognized state tax benefits of $8.7 million, net of federal income tax, primarily related to refund claims filed in various state jurisdictions during 2010. During 2011 we received and recognized $3.1 million of refund claims filed in 2010. We recognize interest and penalties related to unrecognized state tax benefits in federal and state tax expense. During the year ended December 31, 2011, we recognized no such interest expense and penalties.

Effects of Recently Issued and Pending Accounting Pronouncements

        A summary of recent and pending accounting pronouncements is provided in Note 4 of the Consolidated Financial Statements in the Annual Report on Form 10-K under the caption "Recently Issued and Pending Accounting Pronouncements."

ITEM 7A—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        In general, market risk to which we are subject relates to changes in interest rates that affect the market prices of our fixed income securities as well as the cost of our variable rate debt.

Investment Interest Rate Sensitivity

        Our profitability could be affected if we were required to liquidate fixed income securities during periods of rising and/or volatile interest rates. However, we attempt to mitigate our exposure to adverse interest rate movements through a combination of active portfolio management and by staggering the maturities of our fixed income investments to assure sufficient liquidity to meet our obligations and to address reinvestment risk considerations. Our investment policy is to attempt to balance our portfolio duration to achieve investment returns consistent with the preservation of capital and to meet payment obligations of policy benefits and claims.

        Some classes of mortgage-backed securities are subject to significant prepayment risk due to the fact that in periods of declining interest rates, individuals may refinance higher rate mortgages to take advantage of the lower rates then available. We monitor and adjust our investment portfolio mix to mitigate this risk.

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

        The sensitivity analysis of interest rate risk assumes an instantaneous shift in a parallel fashion across the yield curve, with scenarios of interest rates increasing and decreasing 100 and 200 basis points from their levels as of December 31, 2011, and with all other variables held constant. The following table summarizes the impact of the assumed changes in market interest rates. Due to the current low interest rate environment, when estimating the effect of market interest rate decreases on fair value we have set an interest rate floor of 0% and have not allowed interest rates to go negative.

December 31, 2011	Effect of Change in Market Interest Rates on Fair Value of Fixed Income Portfolio as of December 31, 2011
Fair Value of Fixed Income Portfolio	200 Basis Point Decrease	100 Basis Point Decrease	100 Basis Point Increase	200 Basis Point Increase
(in millions)
$1,222.9	$55.6	$39.9	$(52.3)	$(105.6)

ITEM 8—FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The financial statements and supplementary schedules are listed in the accompanying Index to Consolidated Financial Statements and Financial Statement Schedules in this Annual Report on Form 10-K on Page F-1.

ITEM 9—CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A—CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

        The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management, including the Company's Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Inherent Limitations on Effectiveness of Controls

        Our disclosure controls and procedures and our internal controls over financial reporting may not prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within Universal American have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons or by collusion of two or more people. The design of any system of controls is based in part on assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

Evaluation of Effectiveness of Controls

        An evaluation was carried out under the supervision and with the participation of the Company's management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2011. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2011, at a reasonable assurance level, to timely alert management to material information required to be included in our periodic filings with the Securities and Exchange Commission.

Management's Annual Report on Internal Control over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles in the United States.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        Management assessed our internal control over financial reporting as of December 31, 2011, the end of our fiscal year. Management based its assessment on criteria established in Internal Control—

Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, we determined that, as of December 31, 2011, the Company's internal control over financial reporting was effective based on those criteria.

        The effectiveness of our internal control over financial reporting as of December 31, 2011 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included on page F-3 of our consolidated financial statements included in this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

        There were no changes in our internal controls over financial reporting during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B—OTHER INFORMATION

        None

PART III

ITEM 10—DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        The information required by Item 10 is incorporated into Part III of this Annual Report on Form 10-K by reference to our definitive Proxy Statement for the Annual Meeting of Stockholders which is expected to be held on May 30, 2012.

ITEM 11—EXECUTIVE COMPENSATION

        The information required by Item 11 is incorporated into Part III of this Annual Report on Form 10-K by reference to our definitive Proxy Statement for the Annual Meeting of Stockholders which is expected to be held on May 30, 2012.

ITEM 12—SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information required by Item 12 is incorporated into Part III of this Annual Report on Form 10-K by reference to our definitive Proxy Statement for the Annual Meeting of Stockholders which is expected to be held on May 30, 2012.

ITEM 13—CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        The information required by Item 13 is incorporated into Part III of this Annual Report on Form 10-K by reference to our definitive Proxy Statement for the Annual Meeting of Stockholders which is expected to be held on May 30, 2012.

ITEM 14—PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The information required by Item 14 is incorporated into Part III of this Annual Report on Form 10-K by reference to our definitive Proxy Statement for the Annual Meeting of Stockholders which is expected to be held on May 30, 2012.

PART IV

ITEM 15(a)—EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1	Financial Statements
Consolidated Balance Sheets as of December 31, 2011 and 2010
Consolidated Statements of Operations for the Three Years Ended December 31, 2011
Consolidated Statements of Stockholders' Equity and Comprehensive Income (Loss) for the Three Years Ended December 31, 2011
Consolidated Statements of Cash Flows for the Three Years Ended December 31, 2011
Notes to Consolidated Financial Statements
2	Financial Statement Schedules
Schedule I—Summary of Investments Other Than Investments in Related Parties
Schedule II—Condensed Financial Information of Registrant
Schedule III—Supplemental Insurance Information
Schedule IV—Reinsurance (incorporated in Note 9)
Schedule V—Valuation and Qualifying Accounts

3	Exhibits

2.1	Agreement and Plan of Merger, dated as of December 30, 2010, by and among Old Universal American, CVS Caremark Corporation and Ulysses Merger Sub, L.L.C. (filed as Exhibit 2.1 to the Company's Registration Statement on Form S-4 filed on March 9, 2011, and incorporated by reference herein).
2.1.1
Amendment to Agreement and Plan of Merger, dated as of March 30, 2011, by and among Old Universal American, CVS Caremark Corporation and Ulysses Merger Sub, L.L.C. (filled as Exhibit 2.4 to the Company's Amendment No. 1 to the Registration Statement on Form S-4 filed on March 31, 2011, and incorporated by reference herein).
2.2
Separation Agreement dated as of December 30, 2010, by and between Old Universal American, Ulysses Spin Corp. and, solely for the limited purposes specified herein, CVS Caremark Corporation (filed as Exhibit 2.2 to the Company's Registration Statement on Form S-4 filed on March 9, 2011, and incorporated by reference herein).
2.2.1
Amendment to Separation Agreement, dated as of March 8, 2011, by and among Old Universal American, the Company and, solely for the limited purposes specified herein, CVS Caremark Corporation (filed as Exhibit 2.3 to the Company's Registration Statement on Form S-4 filed on March 9, 2011, and incorporated by reference herein).
2.3
Agreement and Plan of Merger, dated as of January 11, 2012, by and among Universal American Corp., APS Merger Sub, Inc., Partners Healthcare Holdings, L.P. and Partners Healthcare Solutions, Inc. (filed as Exhibit 2.1 to the Company's Current Report on Form 8-K filed on January 18, 2012, and incorporated by reference herein).
3.1
Amended and Restated Certificate of Incorporation of the Company (filed as Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the Commission on May 4, 2011, and incorporated by reference herein).
3.2	Amended and Restated By-Laws of the Company (filed as Exhibit 3.2 to the Company's Current Report on Form 8-K filed with the Commission on May 4, 2011, and incorporated by reference herein).
4.1.1
Certificate of Designation of the Series A Mandatorily Redeemable Preferred Shares (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K filed on March 4, 2011, and incorporated by reference herein).
4.1.2
Certificate of Amendment to Certificate of Designation of the Series A Mandatorily Redeemable Preferred Shares (filed as Exhibit 4.1.2 to the Company's Registration Statement on Form S-4 filed on August 2, 2011, and incorporated by reference herein).
4.2
Registration Rights Agreement dated April 29, 2011, by and between the Company and Universal American Holdings LLC (filed as Exhibit 4.2 to the Company's Registration Statement on Form S-4 filed on July 15, 2011, and incorporated by reference herein).
10.1
Employment Agreement dated July 30, 1999, between Old Universal American and Richard A. Barasch (filed as Exhibit D to Old Universal American's Current Report on Form 8-K/A dated March 14, 2001, and incorporated by reference herein).
10.2
Employment Agreement dated July 30, 1999, between Old Universal American and Robert Waegelein (filed as Exhibit E to the Old Universal American's Current Report on Form 8-K/A dated March 14, 2001, and incorporated by reference herein).

10.2.1	Amendment to Employment Agreement, dated as of April 29, 2011, between Old Universal American and Robert Waegelein (filed as Exhibit 10.2.2 to the Company's Registration Statement on Form S-4 filed on July 15, 2011, and incorporated by reference herein).
10.3
Employment Agreement dated March 9, 2004, by and among the Old Universal American, Heritage Health Systems, Inc. and Theodore M. Carpenter, Jr. (filed as Exhibit 10.18 to Old Universal American's Current Report on Form 8-K dated January 18, 2007, and incorporated by reference herein).
10.4
Form of Universal American Corp. 2011 Omnibus Equity Award Plan Employee Nonqualified Option Award Agreement (filed as Exhibit 10.4 to the Company's Registration Statement on Form S-4 filed on July 15, 2011, and incorporated by reference herein).
10.5	1998 Incentive Compensation Plan (filed as Annex A to Old Universal American's Definitive Proxy Statement filed on Form 14A dated April 29, 1998, and incorporated by reference herein).
10.6
Amendment No. 1 to Universal American Financial Corp. 1998 Incentive Compensation Plan (filed as Exhibit 10.1 to Amendment No. 1 to Old Universal American's Registration Statement on Form S-4 filed on December 10, 2004, and incorporated by reference herein).
10.7
Indemnity Reinsurance Agreement between American Exchange Life Insurance Company (Ceding Company) and Commonwealth Annuity and Life Insurance Company (Reinsurer) effective as of April 1, 2009 (filed as Exhibit 10.2 to Old Universal American's Quarterly Report on Form 10-Q filed on October 30, 2009, and incorporated by reference herein).
10.8
Indemnity Reinsurance Agreement between Marquette National Life Insurance Company (Ceding Company) and Commonwealth Annuity and Life Insurance Company (Reinsurer) effective as of April 1, 2009 (filed as Exhibit 10.3 to Old Universal American's Quarterly Report on Form 10-Q filed on October 30, 2009, and incorporated by reference herein).
10.9
Indemnity Reinsurance Agreement between Pennsylvania Life Insurance Company (Ceding Company) and Commonwealth Annuity and Life Insurance Company (Reinsurer) effective as of April 1, 2009 (filed as Exhibit 10.4 to Old Universal American's Quarterly Report on Form 10-Q filed on October 30, 2009, and incorporated by reference herein)
10.10
Indemnity Reinsurance Agreement between American Pioneer Life Insurance Company (Ceding Company) and Commonwealth Annuity and Life Insurance Company (Reinsurer) effective as of April 1, 2009 (filed as Exhibit 10.5 to Old Universal American's Quarterly Report on Form 10-Q filed on October 30, 2009, and incorporated by reference herein).
10.11
Indemnity Reinsurance Agreement between American Progressive Life and Health Insurance Company of New York (Ceding Company) and First Allmerica Financial Life Insurance (Reinsurer) effective as of April 1, 2009 (filed as Exhibit 10.6 to Old Universal American's Quarterly Report on Form 10-Q filed on October 30, 2009, and incorporated by reference herein).
10.12
Indemnity Reinsurance Agreement between The Pyramid Life Insurance Company (Ceding Company) and Commonwealth Annuity and Life Insurance Company (Reinsurer) effective as of April 1, 2009 (filed as Exhibit 10.7 to Old Universal American's Quarterly Report on Form 10-Q filed on October 30, 2009, and incorporated by reference herein).

10.13		Indemnity Reinsurance Agreement between Union Bankers Insurance Company (Ceding Company) and Commonwealth Annuity and Life Insurance Company (Reinsurer) effective as of April 1, 2009 (filed as Exhibit 10.8 to Old Universal American's Quarterly Report on Form 10-Q filed on October 30, 2009, and incorporated by reference herein).
10.14
Universal American Corp. 2011 Omnibus Equity Award Plan (field as Exhibit 10.2 to the Company's Amendment No. 1 to the Registration Statement on Form S-4 filed on March 31, 2011, and incorporated by reference herein).
10.16
Tax Matters Agreement, dated April 29, 2011, by and among the Company, Old Universal American and CVS Caremark Corporation (filed as Exhibit 10.2 to the Company's Current Report on Form 8-k filed on May 5, 2011, and incorporated by reference herein).
21.1	*	List of Subsidiaries
23.1	*	Consent of Ernst & Young LLP.
31.1	*	Certification of Chief Executive Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934.
31.2	*	Certification of Chief Financial Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934.
32.1	*
Certification of the Chief Executive Officer and Chief Financial Officer, as required by Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS —XBRL		Instance Document.
101.SCH —XBRL		Taxonomy Extension Schema Document.
101.CAL —XBRL		Taxonomy Extension Calculation Linkbase Document.
101.LAB —XBRL		Taxonomy Extension Label Linkbase Document.
101.PRE —XBRL		Taxonomy Extension Presentation Linkbase Document.
101.DEF —XBRL		Taxonomy Extension Definition Linkbase Document.

*
Filed or furnished herewith.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNIVERSAL AMERICAN CORP.
March 1, 2012	/s/ RICHARD A. BARASCH Richard A. Barasch Chairman of the Board, President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the following capacities and on the dates indicated.

Signature	Title	Date

/s/ RICHARD A. BARASCH Richard A. Barasch	Chairman of the Board, President, Chief Executive Officer and Director (Principal Executive Officer)	March 1, 2012
/s/ ROBERT A. WAEGELEIN Robert A. Waegelein	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 1, 2012
/s/ BARRY W. AVERILL Barry W. Averill	Director	March 1, 2012
/s/ SALLY CRAWFORD Sally Crawford	Director	March 1, 2012
/s/ MATTHEW ETHERIDGE Matthew Etheridge	Director	March 1, 2012
/s/ MARK GORMLEY Mark Gormley	Director	March 1, 2012
/s/ MARK M. HARMELING Mark M. Harmeling	Director	March 1, 2012
/s/ LINDA LAMEL Linda Lamel	Director	March 1, 2012
/s/ PATRICK J. MCLAUGHLIN Patrick J. McLaughlin	Director	March 1, 2012

Signature	Title	Date

/s/ RICHARD PERRY Richard Perry	Director	March 1, 2012
/s/ THOMAS A. SCULLY Thomas A. Scully	Director	March 1, 2012
/s/ ROBERT A. SPASS Robert A. Spass	Director	March 1, 2012
/s/ SEAN M. TRAYNOR Sean M. Traynor	Director	March 1, 2012
/s/ CHRIS WOLFE Chris Wolfe	Director	March 1, 2012
/s/ ROBERT F. WRIGHT Robert F. Wright	Director	March 1, 2012

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Other schedules were omitted because they were not applicable.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
Universal American Corp.

        We have audited the accompanying consolidated balance sheets of Universal American Corp. and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders' equity and comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2011. Our audits also included the financial statement schedules listed in the Index at Item 15(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Universal American Corp. and subsidiaries at December 31, 2011 and 2010, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Universal American Corp. and subsidiaries' internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2012 expressed an unqualified opinion thereon.

                      /s/ ERNST & YOUNG LLP

New York, New York
March 1, 2012

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

The Board of Directors and Stockholders of
Universal American Corp.

        We have audited Universal American Corp. and subsidiaries' internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Universal American Corp. and subsidiaries' management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion, Universal American Corp. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Universal American Corp. and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders' equity and comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2011, and our report dated March 1, 2012 expressed an unqualified opinion thereon.

                      /s/ ERNST & YOUNG LLP

New York, New York
March 1, 2012

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2011 and 2010

(in thousands, except share amounts)

	December 31, 2011	December 31, 2010
ASSETS
Investments:
Fixed maturities available for sale, at fair value (amortized cost: 2011, 1,200,674; 2010, $1,388,604)	$1,222,948	$1,398,498
Other invested assets	1,561	1,409

Total investments	1,224,509	1,399,907
Cash and cash equivalents	63,539	23,224
Accrued investment income	10,297	12,455
Deferred policy acquisition costs	141,513	144,750
Reinsurance recoverables—life	559,274	590,253
Reinsurance recoverables—health	122,269	127,614
Due and unpaid premiums	32,510	52,617
Present value of future profits and other amortizing intangible assets	17,401	37,434
Goodwill and other indefinite lived intangible assets	77,459	77,459
Income taxes receivable	51,175	—
Advances to agents	16,412	36,717
Other assets	72,160	141,738
Assets of discontinued operations	—	1,011,842

Total assets	$2,388,518	$3,656,010

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Reserves and other policy liabilities—life	$561,889	$582,248
Reserves for future policy benefits—health	408,872	407,312
Policy and contract claims—health	182,792	306,390
Premiums received in advance	17,072	16,410
Series A mandatorily redeemable preferred shares	40,000	—
Amounts due to reinsurers	9,204	6,710
Income taxes payable	—	48,983
Deferred income taxes payable	52,032	24,396
Other liabilities	131,351	181,813
Liabilities of discontinued operations	—	579,054

Total liabilities	1,403,212	2,153,316

Commitments and contingencies (Note 11)
STOCKHOLDERS' EQUITY
Preferred stock (Authorized: 2011, 40 million shares; 2010, 3 million shares):
Series A Preferred stock (Authorized: 2011, 0 shares; 2010, 300,000 shares, issued and outstanding: 2010; 42,105 shares, liquidation value 2010, $86,105)	—	42
Common stock—voting (Authorized: 2011, 400 million shares; 2010, 200 million shares, issued and outstanding: 2011, 78.2 million shares; 2010, 78.6 million shares)	782	786
Common stock—non-voting (Authorized: 2011, 60 million shares; 2010, 30 million shares, issued and outstanding: 2011, 3.3 million shares	33	—
Additional paid-in capital	738,029	801,155
Accumulated other comprehensive income (loss)	11,166	(2,469)
Retained earnings	235,296	734,598
Less: Treasury stock (2010; 2.9 million shares)	—	(31,418)

Total stockholders' equity	985,306	1,502,694

Total liabilities and stockholders' equity	$2,388,518	$3,656,010

See notes to consolidated financial statements.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three Years Ended December 31, 2011

(in thousands, except per share amounts)

	2011	2010	2009
Revenues:
Net premium and policyholder fees earned	$2,219,813	$3,445,749	$2,937,991
Net investment income	47,425	39,886	46,970
Fee and other income	14,637	9,575	19,416
Realized gain (loss):
Total other-than-temporary impairment losses on securities	(373)	(1,915)	(24,206)
Portion of losses recognized in other comprehensive income (loss)	76	1,100	6,830

Net other-than-temporary impairment losses on securities recognized in earnings	(297)	(815)	(17,376)
Realized gain (loss), excluding other-than-temporary impairment losses on securities	1,138	7,390	(7,612)

Net realized gain (loss) on investments	841	6,575	(24,988)

Total revenues	2,282,716	3,501,785	2,979,389

Benefits, claims and expenses:
Claims and other benefits	1,812,815	2,860,641	2,411,558
Change in deferred acquisition costs	3,237	5,648	7,786
Amortization of present value of future profits	4,411	7,258	7,514
Commissions	59,888	121,354	111,211
Reinsurance commissions and expense allowances	3,329	(17,897)	(26,577)
Interest expense	2,267	—	—
Loss on reinsurance and other related costs	—	—	7,624
Restructuring costs	22,042	—	4,904
Intangible asset impairment	15,622	—	—
Other operating costs and expenses	355,025	405,568	395,421

Total benefits, claims and expenses	2,278,636	3,382,572	2,919,441

Income from continuing operations before income taxes	4,080	119,213	59,948
Provision for income taxes	3,821	38,182	19,119

Income from continuing operations	259	81,031	40,829

Discontinued operations:
(Loss) income from discontinued operations, net of income taxes	(32,605)	109,270	99,475
Expenses of transactions, net of income taxes	(10,670)	(2,622)	—

(Loss) income from discontinued operations	(43,275)	106,648	99,475

Net (loss) income	$(43,016)	$187,679	$140,304

(Loss) earnings per common share:
Basic:
Continuing operations	$0.01	$1.04	$0.50
Discontinued operations	(0.53)	1.36	1.23

Net (loss) income	$(0.52)	$2.40	$1.73

Diluted:
Continuing operations	$0.01	$1.03	$0.50
Discontinued operations	(0.54)	1.35	1.23

Net (loss) income	$(0.53)	$2.38	$1.73

Weighted average shares outstanding:
Weighted average common shares outstanding	79,668	78,748	87,227
Less weighted average treasury shares	(1,039)	(4,871)	(10,305)

Basic weighted shares outstanding	78,629	73,877	76,922
Weighted average common equivalent of preferred shares outstanding	1,373	4,211	4,211
Effect of dilutive securities	577	612	71

Diluted weighted shares outstanding	80,579	78,700	81,204

Cash dividends per common share	$—	$2.00	$—

See notes to consolidated financial statements.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS)

For the Three Years Ended December 31, 2011

(in thousands)

		Common Stock			Accumulated Other Comprehensive (Loss) Income
	Preferred Stock Series A			Additional Paid-in Capital		Retained Earnings	Treasury Stock
		Voting	Non-Voting					Total
Balance at January 1, 2009	$42	$874	$—	$870,520	$(36,422)	$558,675	$(77,605)	$1,316,084
Net income	—	—	—	—	—	140,304	—	140,304
Other comprehensive income	—	—	—	—	39,223	—	—	39,223

Comprehensive income								179,527

ASC 320-10-65-1 implementation adjustment	—	—	—	—	(10,716)	10,716	—	—
Issuance of common stock	—	5	—	542	—	—	—	547
Stock based compensation	—	—	—	9,775	—	—	—	9,775
Treasury shares purchased, at cost	—	—	—	—	—	—	(63,693)	(63,693)
Treasury shares reissued	—	—	—	(128)	—	—	7,352	7,224

Balance at December 31, 2009	42	879	—	880,709	(7,915)	709,695	(133,946)	1,449,464
Net income	—	—	—	—	—	187,679	—	187,679
Other comprehensive income	—	—	—	—	5,446	—	—	5,446

Comprehensive income								193,125

Issuance of common stock	—	7	—	6,153	—	—	—	6,160
Stock based compensation	—	—	—	5,146	—	—	—	5,146
Treasury shares purchased, at cost	—	—	—	—	—	—	(5,937)	(5,937)
Treasury shares reissued	—	—	—	4,741	—	—	9,406	14,147
Treasury shares retired	—	(100)	—	(95,594)	—	(3,365)	99,059	—
Dividends to stockholders	—	—	—	—	—	(159,411)	—	(159,411)

Balance at December 31, 2010	42	786	—	801,155	(2,469)	734,598	(31,418)	1,502,694
Net loss	—	—	—	—	—	(43,016)	—	(43,016)
Other comprehensive income	—	—	—	—	13,635	—	—	13,635

Comprehensive loss								(29,381)

Changes in connection with the Part D Transaction:
Separation from Old Universal American	—	—	—	—	—	(440,492)	—	(440,492)
Conversion of Series A preferred stock	(42)	9	33	—	—	—	—	—
Settlement of equity awards to employees and directors	—	15	—	(25,032)	—	(9,685)	—	(34,702)
Treasury shares retired	—	(34)	—	(35,429)	—	(7,023)	42,486	—
Other activity:
Net issuance of common stock	—	6	—	4,776	—	—	—	4,782
Stock-based compensation	—	—	—	3,190	—	—	—	3,190
Acquisition of noncontrolling interest of subsidiary				(10,555)				(10,555)
Treasury shares purchased, at cost	—	—	—	—	—	—	(10,821)	(10,821)
Treasury shares reissued	—	—	—	(76)	—	—	(247)	(323)
Dividends to stockholders	—	—	—	—	—	914	—	914

Balance at December 31, 2011	$—	$782	$33	$738,029	$11,166	$235,296	$—	$985,306

See notes to consolidated financial statements.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Years Ended December 31, 2011

(in thousands)

	2011	2010	2009
	(in thousands)
Operating activities:
Net (loss) income	$(43,016)	$187,679	$140,304
Adjustments to reconcile net (loss) income to cash (used for) provided by operating activities:
Loss (income) from discontinued operations	43,275	(106,648)	(99,475)
Deferred income taxes	20,303	33,292	13,527
Realized (gains) losses on investments	(841)	(6,575)	24,988
Amortization of intangible assets	4,411	7,258	7,514
Impairment of intangible assets	15,622	—	—
Loss on reinsurance, net of tax	—	—	2,221
Net amortization of bond premium	7,540	6,961	2,346
Depreciation expense	9,785	10,936	11,723
Impairment of fixed assets	12,614	—	—
Changes in operating assets and liabilities:
Deferred policy acquisition costs	3,237	5,648	7,786
Reserves and other policy liabilities—life	(20,359)	(17,194)	21,323
Reserves for future policy benefits—health	(3,540)	(1,313)	(6,401)
Policy and contract claims—health	(123,598)	16,899	(30,776)
Reinsurance balances	38,818	27,078	(16,610)
Due and unpaid/advance premium, net	20,769	(4,318)	11,845
Income taxes payable/receivable	(114,628)	52,424	34,591
Other, net	24,520	27,302	29,371

Cash (used for) provided by operating activities from continuing operations	(105,088)	239,429	154,277
Cash used for operating activities from discontinued operations	(176,400)	(6,790)	(139,589)

Cash (used for) provided by operating activities	(281,488)	232,639	14,688

Investing activities:
Proceeds from sale, maturity, call, paydown or redemption of fixed maturity investments	942,335	1,243,440	670,157
Cost of fixed maturity investments acquired	(760,272)	(1,670,727)	(566,969)
Assets transferred on life reinsurance	—	—	(454,487)
Proceeds from the sale of CHCS, net of cash sold	—	6,492	—
Cash received at closing of Part D Transaction	15,516	—	—
Purchase of fixed assets	(8,472)	(8,825)	(16,955)
Other investing activities	(5,339)	7,949	2,742

Cash provided by (used for) investing activities from continuing operations	183,768	(421,671)	(365,512)
Cash used for investing activities from discontinued operations	(87,863)	—	(1,201)

Cash provided by (used for) investing activities	95,905	(421,671)	(366,713)

Financing activities:
Net proceeds from issuance of common and preferred stock, net of tax effect	4,782	6,969	4,411
Cost of treasury stock purchases	(11,069)	(5,937)	(63,693)
Dividends paid to stockholders	(1,416)	(156,095)	—
Settlement of equity awards to employees and directors	(33,545)	—	—
Issuance of mandatorily redeemable preferred shares	40,000	—	—
Payment of debt issue costs	(1,102)	(778)	(1,171)
Deposits and interest credited to policyholder account balances	—	—	4,357
Surrenders and other withdrawals from policyholder account balances	—	—	(17,548)
(Contributions to) distributions from discontinued operations	(36,015)	31,872	108,630

Cash (used for) provided by financing activities from continuing operations	(38,365)	(123,969)	34,986
Cash provided by (used for) financing activities from discontinued operations	222,042	(478,511)	662,963

Cash provided by (used for) financing activities	183,677	(602,480)	697,949

Net (decrease) increase in cash and cash equivalents	(1,906)	(791,512)	345,924
Less: net decrease (increase) in cash and cash equivalents from discontinued operations	42,221	492,242	(522,173)

Net increase (decrease) in cash and cash equivalents from continuing operations	40,315	(299,270)	(176,249)
Cash and cash equivalents of continuing operations at beginning of year	23,224	322,494	498,743

Cash and cash equivalents of continuing operations at end of year	$63,539	$23,224	$322,494

See notes to consolidated financial statements.

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

        New Universal American is a specialty health and life insurance holding company with an emphasis on providing a broad array of health insurance and managed care products and services to the growing senior population. Collectively, our health plans and insurance company subsidiaries are licensed to sell Medicare Advantage products, life, accident and health insurance and annuities in all fifty states and the District of Columbia. We currently sell Medicare Coordinated Care Plans, which we call HMOs, Medicare coordinated care products built around contracted networks of providers, which we call PPOs, Medicare Advantage private fee-for-service Plans, known as PFFS Plans, Medicare supplement, fixed benefit accident and sickness insurance and senior life insurance. Historically, we have distributed these products through career and independent general agency systems and on a direct to consumer basis. During the fourth quarter of 2011, we have begun a process to convert our career agents to independent agents and will distribute products through independent agents and on a direct to consumer basis going forward. We also decided to discontinue selling new Traditional insurance products after June 1, 2012. See discussion at Note 20 of Notes to Consolidated Financial Statements, Other Operational Disclosures—Restructuring Charges.

        New Universal American, a Delaware corporation, was formed on December 22, 2010 as a wholly-owned subsidiary of Old Universal American. On December 30, 2010, Old Universal American entered into agreements consisting of: (i) an agreement and plan of merger, or Merger Agreement, with CVS Caremark Corporation, or CVS Caremark, and Ulysses Merger Sub, L.L.C., an indirect wholly-owned subsidiary of CVS Caremark or Merger Sub, to provide for the purchase of Old Universal American's Medicare Part D Business by CVS Caremark for approximately $1.4 billion through the merger of Merger Sub with and into Old Universal American, with Old Universal American continuing as the surviving corporation and a wholly-owned subsidiary of CVS Caremark and (ii) a separation agreement, or Separation Agreement, with New Universal American, to provide for the separation of Old Universal American's Medicare Part D Business from its remaining businesses, which included the Medicare Advantage and Traditional Insurance businesses. The sale of the Medicare Part D Business to CVS Caremark and related transactions are referred to as the "Part D Transaction." Prior to the closing of the Part D Transaction, New Universal American conducted no business activities.

        On April 29, 2011, the parties consummated the Part D Transaction and shareholders of Old Universal American received $14.00 in cash and one share of our common stock for each share owned by them. At the closing of the Part D Transaction, Old Universal American separated all of its businesses other than its Medicare Part D Business, transferred those businesses to the Company, became a wholly-owned subsidiary of CVS Caremark, changed its name to Caremark Ulysses Holding Corp., and de-registered its shares with the Securities and Exchange Commission and de-listed its shares on the New York Stock Exchange (NYSE). The net assets transferred to CVS Caremark at the closing of the Part D Transaction amounted to $440.5 million and were recorded as an adjustment to retained earnings, as shown in the Consolidated Statements of Stockholders' Equity and Comprehensive Income (Loss).

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. ORGANIZATION AND COMPANY BACKGROUND (Continued)

        In addition, at the closing of the Part D Transaction, the Company changed its name from Universal American Spin Corp. to Universal American Corp. and its shares began trading on the NYSE under the ticker symbol "UAM" on May 2, 2011 and issued $40.0 million of Series A Preferred Stock in a private placement transaction. The Company now owns the businesses and assets that previously comprised Old Universal American's Senior Managed Care—Medicare Advantage and Traditional Insurance segments and certain portions of the Corporate & Other segment.

        The Part D Transaction is accounted for as a reverse spin-off and historical financial statements of Old Universal American will be used as the basis for our historical financial statements for purposes of our ongoing Securities and Exchange Commission filings with the Medicare Part D Business of Old Universal American reclassified to discontinued operations.

2. BASIS OF PRESENTATION

        We have prepared the accompanying Consolidated Financial Statements in conformity with U.S. generally accepted accounting principles, or U.S. GAAP, in accordance with Article 10 of the Securities and Exchange Commission's Regulation S-X, and consolidate the accounts of Universal American and its subsidiaries at December 31, 2011:

  •
  American Pioneer Life Insurance Company;

  •
  American Progressive Life and Health Insurance Company of New York;

  •
  Constitution Life Insurance Company;

  •
  Marquette National Life Insurance Company;

  •
  The Pyramid Life Insurance Company;

  •
  Union Bankers Insurance Company;

  •
  Heritage Health Systems, Inc.; and

  •
  Universal American Financial Services, Inc.

        For our insurance and health plan subsidiaries, U.S. GAAP differs from statutory accounting practices prescribed or permitted by regulatory authorities.

        We have eliminated all material intercompany transactions and balances.

        Subsequent events were evaluated through the date these consolidated financial statements were issued.

        Use of Estimates:    The preparation of our financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the amounts reported by us in our Consolidated Financial Statements and the accompanying Notes. Critical accounting policies require significant subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. These estimates are based on information available at the time the estimates are made, as well as anticipated future events. Actual results could differ materially from these estimates. We periodically evaluate our estimates, and as additional information becomes available or actual amounts become determinable, we may revise the recorded estimates and reflect the revisions in operating results. In our judgment, the accounts involving estimates and

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. BASIS OF PRESENTATION (Continued)

assumptions that are most critical to the preparation of our financial statements are policy related liabilities and expense recognition, deferred policy acquisition costs, goodwill and other intangible assets, investment valuation, revenue recognition—Medicare Advantage products, and income taxes. There have been no changes in our critical accounting policies during 2011.

        Reclassifications:    In accordance with the provisions of Accounting Standards Codification (ASC) 360-10-45, Property, Plant & Equipment—Overall—Other Presentation Matters—Impairment or Disposal of Long-Lived Assets, effective with the closing of the Part D Transaction on April 29 2011, the results of operations and cash flows related to our Medicare Part D business and related corporate items are reported as discontinued operations for all periods presented. In addition, the related assets and liabilities have been segregated from the assets and liabilities related to our continuing operations and presented separately in our consolidated balance sheets as of December 31, 2010. Unless otherwise noted, all disclosures in the notes accompanying our consolidated financial statements reflect only continuing operations.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Cash Equivalents:    We consider all highly liquid investments that have maturities of three months or less at the date of purchase to be cash equivalents. Cash equivalents include such items as certificates of deposit, commercial paper, and money market funds.

        Investments:    The Company follows Accounting Standards Codification No. 320, Investments—Debt and Equity Securities, known as ASC 320. ASC 320 requires that debt and equity securities be classified into one of three categories and accounted for as follows:

  •
  Debt securities that we have the positive intent and the ability to hold to maturity are classified as "held to maturity" and reported at amortized cost;

  •
  Debt and equity securities that are held for current resale are classified as "trading securities" and reported at fair value, with unrealized gains and losses included in earnings; and

  •
  Debt and equity securities not classified as held to maturity or as trading securities are classified as "available for sale" and reported at fair value.

Unrealized gains and losses on available for sale securities are excluded from earnings and reported as accumulated other comprehensive income (loss), net of tax, long-term claim reserve and deferred policy acquisition cost adjustments unless the losses are determined to be other-than-temporary.

        As of December 31, 2011 and 2010, we classified all fixed maturity securities as available for sale and carried them at fair value, with the unrealized gain or loss, net of tax, included in accumulated other comprehensive income (loss). We carry policy loans at the unpaid principal balance. We carry short-term investments at cost, which approximates fair value. Other invested assets consist principally of equity securities, mortgage loans and collateral loans. We carried equity securities at current fair value. We carried mortgage loans at the unpaid principal balance. We carry collateral loans at the underlying value of their collateral that is the cash surrender value of life insurance.

        The fair value for fixed maturity securities is largely determined by third party pricing services. The typical inputs that third party pricing services use are

  •
  reported trades,

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

  •
  benchmark yields,

  •
  issuer spreads,

  •
  bids,

  •
  offers, and

  •
  estimated cash flows and prepayment speeds.

        Based on the typical trading volumes and the lack of quoted market prices for fixed maturities, third party pricing services will normally derive the security prices through recent reported trades for identical or similar securities making adjustments through the reporting date based upon available market observable information as outlined above. If there are no recent reported trades, the third party pricing services may use matrix or model processes to develop a security price where they develop future cash flow expectations based upon collateral performance and discount this at an estimated market rate. Included in the pricing for mortgage-backed and asset-backed securities are estimates of the rate of future prepayments of principal over the remaining life of the securities. Such estimates are derived based on the characteristics of the underlying structure and prepayment speeds previously experienced at the interest rate levels projected for the underlying collateral. Actual prepayment experience may vary from these estimates.

        We regularly evaluate the amortized cost of our investments compared to the fair value of those investments. We generally recognize impairments of securities when we consider a decline in fair value below the amortized cost basis to be other-than-temporary. The evaluation includes the intent and ability to hold the security to recovery, and it is considered on an individual security basis, not on a portfolio basis. We generally recognize impairment losses for mortgage-backed and asset-backed securities when an adverse change in the amount or timing of estimated cash flows occurs, unless the adverse change is solely a result of changes in estimated market interest rates. We also recognize impairment losses when we determine declines in fair values based on quoted prices to be other than temporary.

        The evaluation of impairment is a quantitative and qualitative process which is subject to risks and uncertainties and is intended to determine whether we should recognize declines in the fair value of investments in current period earnings. The principal risks and uncertainties are:

  •
  changes in general economic conditions,

  •
  the issuer's financial condition or near term recovery prospects,

  •
  the effects of changes in interest rates or credit spreads, and

  •
  the recovery period.

        Our accounting policy, which follows ASC 320-10-65-1, requires that we assess a decline in the value of a security below its cost or amortized cost basis to determine if the decline is other-than-temporary.

  •
  If we intend to sell a debt security, or it is more likely than not that we will be required to sell the debt security before recovery of its amortized cost basis, we recognize an OTTI in earnings equal to the entire difference between the debt security's amortized cost basis and its fair value.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

  •
  If we do not intend to sell the debt security and it is not more likely than not that we will be required to sell the debt security before recovery of its amortized cost basis, but the present value of the cash flows expected to be collected is less than the amortized cost basis of the debt security (referred to as the credit loss), an OTTI is considered to have occurred. In this instance, we bifurcate the total OTTI into the amount related to the credit loss, which we recognize in earnings, with the remaining amount of the total OTTI attributed to other factors (referred to as the noncredit portion) recognized as a separate component in other comprehensive income (loss).

        After the recognition of an OTTI, we account for the debt security as if it had been purchased on the measurement date of the OTTI, with an amortized cost basis equal to the previous amortized cost basis less the OTTI recognized in earnings.

        We have a security monitoring process overseen by our Investment Committee, consisting of investment and accounting professionals who identify securities that, due to specified characteristics, as described below, we subject to an enhanced analysis on a quarterly basis. We review our fixed maturity securities at least quarterly to determine if an other-than-temporary impairment is present based on specified quantitative and qualitative factors. The primary factors that we consider in evaluating whether a decline in value is other-than-temporary are:

  •
  the length of time and the extent to which the fair value has been or is expected to be less than cost or amortized cost,

  •
  the financial condition, credit rating and near-term prospects of the issuer,

  •
  whether the debtor is current on contractually obligated interest and principal payments, and

  •
  our intent and ability to retain the investment for a period of time sufficient to allow for recovery.

        Each quarter, during this analysis, we assert our intent and ability to retain until recovery those securities we judge to be temporarily impaired. Once identified, we restrict trading on these securities unless subsequent information becomes available which would then alter our intent or ability to hold. The principal criteria are the deterioration in the issuer's creditworthiness, a change in regulatory requirements or a major business combination or major disposition.

        Realized investment gains and losses on the sale of securities are based on the specific identification method.

        We generally record investment income when earned. We amortize premiums and discounts arising from the purchase of mortgage-backed and asset-backed securities into investment income over the estimated remaining term of the securities, adjusted for anticipated prepayments. We use the prospective method to account for the impact on investment income of changes in the estimated future cash flows for these securities. We amortize premiums and discounts on other fixed maturity securities using the interest method over the remaining term of the security.

        Deferred Policy Acquisition Costs:    We defer the cost of acquiring new business, principally non-level commissions, agency production, policy underwriting, policy issuance, and associated costs, all of which vary with, and are primarily related to the production of new and renewal business.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        For other life and health products, we amortize DAC in proportion to premium revenue using the same assumptions used in estimating the liabilities for future policy benefits in accordance with ASC 944. Under ASC 944, Financial Services—Insurance, any unamortized DAC relating to lapsed policies must be amortized as of the date of the lapse.

        We test for the recoverability of DAC at least annually. To the extent that we determine that the present value of future policy premiums would not be adequate to recover the unamortized costs, we would write off the excess deferred policy acquisition costs. Based on our review of DAC recoverability in 2011, we determined the DAC was recoverable.

  Goodwill and other intangible assets:

        Valuation of acquired intangible assets:    Business combinations accounted for as a purchase result in the allocation of the purchase consideration to the fair values of the assets and liabilities acquired, including the present value of future profits, establishing these fair values as the new accounting basis. We base the present value of future profits on an estimate of the cash flows of the insurance policies acquired, discounted to reflect the present value of those cash flows. The discount rate we select depends upon the general market conditions at the time of the acquisition and the inherent risk in the transaction. We allocate purchase consideration in excess of the fair value of net assets acquired, including the present value of future profits and other identified intangibles, for a specific acquisition, to goodwill. We perform the allocation of purchase price in the period in which we consummate the purchase.

        Amortizing intangible assets:    We must estimate and make assumptions regarding the useful life we assign to our amortizing intangible assets. Set forth below are our annual amortization policies for each of the main categories of amortizing intangible assets:

Description	Weighted Average Life At Acquisition	Amortization Basis
Insurance policies acquired	9	The pattern of projected future cash flows for the policies acquired over the estimated weighted average life of the policies acquired
Membership base acquired	7–10	Straight line over the estimated weighed average life of the membership base
Provider contracts	10	Straight line over the estimated weighted average life of the contracts
Non-compete agreements	7	Straight line over the length of the agreement

        In accordance with ASC 350, Intangibles—Goodwill and Other, we periodically review amortizing intangible assets whenever adverse events or changes in circumstances indicate the carrying value of the asset may not be recoverable. In assessing recoverability, we must make assumptions regarding estimated future cash flows and other factors to determine if an impairment loss may exist, and, if so, estimate fair value. If these estimates or their related assumptions change in the future, we may be required to record impairment losses for these assets. During our review of recoverability in the fourth quarter of 2011, we determined that the undiscounted cash flows from our acquired agency intangible

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

asset were less than its carrying value of $15.6 million indicating that it was no longer fully recoverable and we recorded an impairment of $15.6 million at December 31, 2011 as the fair value was estimated to be immaterial. There were no other impairments of our amortizing intangible assets during 2011, 2010 or 2009.

        Goodwill:    Goodwill represents the amount of the purchase price in excess of the fair values assigned to the underlying identifiable net assets of acquired businesses. Goodwill is not amortized, but is subject to an annual impairment test. ASC 350, Goodwill and Other Intangible Assets, requires that goodwill balances be reviewed for impairment at the reporting unit level at least annually or more frequently if events occur or circumstances change that would indicate that a triggering event, as defined in ASC 350, has occurred. A reporting unit is defined as an operating segment or one level below an operating segment. Our reporting units are equivalent to our operating segments. Our Medicare Advantage reporting unit is the only one with goodwill assigned to it.

        To determine whether goodwill is impaired, we perform a multi-step impairment test. Beginning in 2011, we can elect to perform a qualitative assessment of each reporting unit to determine whether facts and circumstances support a determination that their fair values are greater than their carrying values. If the qualitative analysis is not conclusive, or if we elect to proceed directly with quantitative testing, we will measure the fair values of the reporting units and compare them to their aggregate carrying values, including goodwill. If the fair value is less than the carrying value of the reporting unit, the second step of the impairment test is performed for the purposes of measuring the impairment. In this step, the fair value of the reporting unit is allocated to all of the assets and liabilities of the reporting unit to determine an implied goodwill value. This allocation is similar to a purchase price allocation performed in purchase accounting. If the carrying amount of the reporting unit goodwill exceeds the implied goodwill value, an impairment loss shall be recognized in an amount equal to that excess.

        We estimate the fair values of our reporting units using discounted cash flows, which include assumptions about a wide variety of internal and external factors. Significant assumptions used in the impairment analysis include financial projections of cash flow (including significant assumptions about operations and target capital requirements), long-term growth rates for determining terminal value, and discount rates.

        We perform our annual goodwill assessment for the individual reporting units as of October 1. Based on this assessment we determined that the fair value of each reporting unit, for which goodwill had been allocated, was in excess of the respective reporting unit's carrying value (the first step of the goodwill impairment test) for 2011 and 2010.

        During each quarter, we perform a review of certain key components of our valuation of our reporting units, including the operating performance of the reporting units compared to plan (which was the primary basis for the prospective financial information included in our last goodwill impairment test as of October 1, 2011), our weighted average cost of capital and our stock price and market capitalization. Based on our review of these items through the reporting date, we believe that our estimate of fair value for each of our reporting units remains reasonable.

        Recognition of Premium Revenues and Policy Benefits—Medicare Plans:    Medicare is a federal health insurance program that provides Americans age 65 and over, and some disabled persons under the age

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

of 65, certain hospital, medical and prescription drug benefits. The Medicare program consists of four parts, labeled Parts A - D.

        Part A—Hospitalization benefits are provided under Part A. These benefits are financed largely through Social Security taxes. Beneficiaries are not required to pay any premium for Part A benefits. However, they are still required to pay out-of-pocket deductibles and coinsurance.

        Part B—Benefits for medically necessary services and supplies including outpatient care, doctor's services, physical or occupational therapists and additional home health care are provided under Part B. These benefits are financed through premiums paid to the federal government by those eligible beneficiaries who choose to enroll in the program. The beneficiaries are also required to pay out-of- pocket deductibles and coinsurance.

        Part C—Under the Medicare Advantage program, private plans provide Medicare-covered health care benefits to enrollees and can include prescription drug coverage. Part C benefits are provided through private HMO, PPO and PFFS plans. An individual must have Medicare Part A and Part B in order to join a Medicare Advantage Plan.

        Part D—Under Part D, prescription drug benefits may be provided by private plans to individuals eligible for benefits under Part A and/or enrolled in Part B. These benefits are provided on both a stand- alone basis and also in connection with certain HMO, PPO and PFFS plans.

        These programs are administered by Centers for Medicare and Medicaid Services, known as CMS, an agency of the United States Department of Health and Human Services. These benefits are provided through HMO, PPO, PFFS and stand-alone Part D Plans in exchange for contractual risk-adjusted payments received from CMS. We contract with CMS under the Medicare program to provide a comprehensive array of health insurance and prescription drug benefits to Medicare eligible persons through our Medicare Advantage plans.

        Premiums received pursuant to Medicare contracts with CMS are recorded as revenue in the month in which members are entitled to receive benefits. Premiums collected in advance are deferred. Receivables from CMS and Plan members are recorded net of estimated uncollectible amounts and are reported as due and unpaid premiums in the consolidated balance sheets. We routinely monitor the collectability of specific accounts, the aging of member premium receivables, historical retroactivity trends and prevailing and anticipated economic conditions. Certain commissions are deferred and amortized in relation to the corresponding revenues which is no longer than a one-year period.

        Policy and contract claims include actual claims reported but not paid and estimates of health care services and prescription drug claims incurred but not reported. The estimated claims incurred but not reported are based upon current enrollment, historical claim receipt and payment patterns, historical medical cost trends and health service utilization statistics. These estimates and assumptions are derived from and are continually evaluated using per member per month trend analysis, claims trends developed from our historical experience in the preceding month (adjusted for known changes in estimates of recent hospital and drug utilization data), provider contracting changes, benefit level changes, product mix and seasonality. These estimates are based on information available at the time the estimates are made, as well as anticipated future events. Actual results could differ materially from these estimates. We periodically evaluate our estimates, and as additional information becomes available or actual amounts become determinable, we may revise the recorded estimates and reflect them in operating results.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

  Membership

        We analyze the membership for our Medicare HMO, PPO, Network PFFS and Non-network PFFS in our administrative system and reconcile to the enrollment provided by CMS. There are timing differences between the addition of a member to our administrative system and the approval, or accretion, of the member by CMS. Additionally, the monthly payments from CMS include adjustments to reflect changes in the status of membership as a result of retroactive terminations, additions, whether CMS is secondary to other insurance coverage or other changes. Current period membership, net premium, CMS subsidies and claims expense are adjusted to reflect retroactive changes in membership.

  Medicare Risk Adjustment Provisions

        CMS uses risk-adjusted rates per member to determine the monthly payments to Medicare Plans. CMS has implemented a risk adjustment model which apportions premiums paid to all health Plans according to health diagnoses. The risk adjustment model uses health status indicators, or risk scores, to improve the accuracy of payment. The CMS risk adjustment model pays more for members with increasing health severity. Under this risk adjustment methodology, diagnosis data from inpatient and ambulatory treatment settings are used by CMS to calculate the risk adjusted premium payment to Medicare Plans. The monthly risk-adjusted premium per member is determined by CMS based on normalized risk scores of each member from the prior year. Annually, CMS provides the updated risk scores to the Plans and revises premium rates prospectively, beginning with the July remittance for current Plan year members. CMS will also calculate the retroactive adjustments to premium related to the revised risk scores for the current year for current Plan year members and for the prior year for prior Plan year members.

Medicare Advantage Health Benefit Plans

        We receive monthly payments from CMS related to members in our Medicare coordinated care Plans, which include PPOs and HMOs and network-based PFFS and rural (non-network) PFFS Plans (collectively, the "Plans"). The recognition of the premium and cost reimbursement components under these Plans is described below:

        CMS Direct Premium Subsidy—We receive a monthly premium from CMS based on the Plan year bid we submitted to CMS. The monthly payment is a risk-adjusted amount per member and is based upon the member's risk score status, as determined by CMS. The CMS premium is recognized over the contract period and reported as premium revenue. In addition, under Medicare Secondary Payer, or MSP provisions, the premium will be reduced by CMS if CMS has determined that it is secondary to other insurance coverage.

        Revenue Adjustments—The monthly CMS Direct Premium Subsidy is based upon the members' health status, which is determined by CMS, as more fully described above under "Medicare Risk Adjustment Provisions." All health benefit organizations that contract with CMS must capture, collect, and submit the necessary diagnosis code information to CMS within prescribed deadlines. Accordingly, we collect, capture, and submit the necessary and available diagnosis data to CMS within prescribed deadlines for our Plans. We estimate changes in CMS premiums related to revenue adjustments based upon the diagnosis data submitted to CMS and ultimately accepted by CMS. Risk scores are updated annually by CMS and reconciled to our estimated amounts by us with any adjustments recorded in

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

premium revenue. Although such adjustments have not been considered to be material in the past, future adjustments could be material.

        Member Premium—On plans that have a member premium component, we bill a monthly premium to members based on the Plan year bid we submitted to CMS. The member premium, which is fixed for the entire Plan year, is recognized over the contract period and reported as premium revenue. We establish a reserve for member premium that is past due that reflects our estimate of the collectability of the member premium.

        Low-Income Premium Subsidy—For qualifying low-income status, or LIS, members of our Plans with Part D benefits, CMS pays us for some or all of the LIS member's monthly premium. The CMS payment is dependent upon a member's income level which is determined by the Social Security Administration. Low-income premium is recognized over the contract period and reported as premium revenue.

        Low-Income Cost Sharing Subsidy—For qualifying LIS members of our Plans with Part D benefits, CMS will reimburse the Plans for all or a portion of the LIS member's deductible, coinsurance and co-payment amounts above the out of pocket threshold for low income beneficiaries. Low-income cost sharing subsidies are paid by CMS prospectively as a fixed amount per member per month, and are determined based upon the Plan year bid we submitted to CMS. After the close of the annual Plan year, CMS reconciles actual experience to low-income cost sharing subsidies paid to the Plan and any differences are settled between CMS and the Plan. The low-income subsidy is accounted for as deposit accounting and therefore not recognized in operations.

        Coverage Gap Discount Program—We receive advance payments from CMS as subsidies for members of our Plans with Part D coverage who reach the coverage gap. Effective January 1, 2011, CMS instituted the Medicare Coverage Gap Discount Program, or CGDP. CGDP makes manufacturer discounts available to eligible Medicare beneficiaries receiving applicable, covered Part D drugs, while in the coverage gap. In general, the discount on each applicable covered Part D drug is fifty percent of an amount equal to the negotiated price. Members will continue to receive these discounts and they will grow until the coverage gap is closed in 2020.

        CGDP subsidies are paid by CMS as a fixed amount per member per month, and are determined based upon the Plan year bid we submitted to CMS. The subsidies made to Part D sponsors will be taken back equal to the amount of discounts invoiced to manufacturers. Manufacturers must pay the invoiced amounts to Part D sponsors within 15 days of receipt of invoice from CMS to offset the recouped amounts by CMS.

        After the close of the annual Plan year, CMS reconciles the discount program subsidy payments to the cost based on the actual manufacturer discounts amounts made available to each Part D Plan's enrollees under the Discount Program. The CGDP subsidy is accounted for as deposit accounting and therefore not recognized in operations.

        Catastrophic Reinsurance—We receive payments from CMS for catastrophic reinsurance for members of our Plans with Part D benefits.

        For the members of our HMO and PPO Plans with Part D benefits, CMS reimburses Plans for 80% of the drug costs after a member reaches his or her out of pocket catastrophic threshold through a catastrophic reinsurance subsidy. Catastrophic reinsurance subsidies are paid by CMS prospectively as

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

a fixed amount per member per month, and are determined based upon the Plan year bid we submitted to CMS. After the close of the annual Plan year, CMS reconciles actual experience compared to catastrophic reinsurance subsidies paid to the Plan and any differences are settled between CMS and the Plan. The catastrophic reinsurance subsidy is accounted for as deposit accounting and therefore not recognized in operations.

        For members of our network-based and rural PFFS Plans with Part D benefits, CMS makes prospective monthly catastrophic reinsurance payments to the Plans based on estimated average reinsurance payments to other Medicare Advantage—Prescription Drug (MA-PD) Plans that provide Part D benefits. Based upon the current guidelines from CMS, these Plans are at risk for the variance between their actual expense and the CMS payments. As a result, we do not follow deposit accounting for these payments.

        CMS Risk Corridor Provisions for the Part D benefits of our HMO and PPO Plans —Premiums from CMS for members of our HMO and PPO Plans with Part D benefits, are subject to risk corridor provisions. The CMS risk corridor calculation compares the target amount of prescription drug costs (limited to costs under the standard coverage as defined by CMS) less rebates in our annual Plan bid (target amount) to actual experience. Variances of more than 5% above the target amount will result in CMS making additional payments to us, and variances of more than 5% below the target amount will require us to refund to CMS a portion of the premiums we received. Risk corridor payments due to or from CMS are estimated throughout the year and are recognized as adjustments to premium revenues and due and unpaid premiums. This estimate requires us to consider factors that may not be certain, including: membership, risk scores, prescription drug events, or PDEs, and rebates. After the close of the annual Plan year, CMS reconciles actual experience to the target amount and any differences are settled between CMS and the Plan.

        Recognition of Premium Revenues and Policy Benefits for our Traditional Accident & Health Insurance Products:    Our traditional accident and health products include Medicare supplement, fixed benefit accident and sickness and other health, and long-term care products. These products are considered to be long-duration contracts in accordance with ASC 944-40, Financial Services—Insurance—Claim Costs and Liabilities for Future Policy Benefits, because they are largely guaranteed renewable (renewable at the option of the insured). For these products, we record premiums as revenue over the premium-paying periods of the contracts when due from policyholders. We recognize benefits and expenses associated with these policies over the current and anticipated renewal periods of the policies so as to result in recognition of profits over the life of the policies. We accomplish this association by recording a provision for future policy benefits and amortizing deferred policy acquisition costs. The liability for future policy benefits for accident & health policies consists of active life reserves and the estimated present value of the remaining ultimate net cost of incurred claims. Active life reserves consist primarily of unearned premiums and additional contract reserves. We compute the additional contract reserves on the net level premium method using assumptions for future investment yield, mortality and morbidity. The assumptions are based on past experience. We establish claim reserves for future payments not yet due on incurred claims, primarily relating to individual disability and long-term care insurance and group long-term disability insurance products. We initially establish these reserves based on past experience, and they are continuously reviewed and updated with any related adjustments recorded to current operations. Claim liabilities represent policy benefits due for unpaid claims, consisting primarily of claims in the course of settlement and a liability for incurred but not yet reported claims, known as IBNR.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Our accounting for premium revenues and policy benefits, particularly a) the recognition of benefits and expenses associated with earned premiums as the related premiums are earned and b) the recording a liability for future policy benefits consisting of active life reserves and the estimated present value of the remaining ultimate net cost of incurred claims is as follows:

  •
  Premiums are recognized as revenue, net of reinsurance, over the period to which they relate. While these products are long-duration, they are typically one-year policies that are guaranteed renewable at the option of the insured. Therefore the annual premium is recorded as revenue over the policy period (one year), with any premium paid in advance recorded as a liability. Premiums due and unpaid are recorded as an asset. Changes in advance and due and unpaid premium, net of reinsurance, are reported in the net premium and policyholder fees earned line in our consolidated statements of operations.

  •
  Claims liabilities are accrued when events occur, including (i) claims in the course of settlement and (ii) incurred but not yet reported claims. The change in the claim liability, net of reinsurance, is reported in the claims and other benefits line in our consolidated statements of operations.

  •
  Active life reserves ("ALR") are established, consisting primarily of unearned premiums and additional contract reserves computed on the net level premium method. Additionally, claim reserves are established for the present value of future payments not yet due on incurred claims ("PVANYD"). Changes in the ALR and the PVANYD, net of reinsurance, are reported in reserves and other policy benefits—health line in our consolidated statements of operations.

  •
  Expenses eligible for capitalization as deferred policy acquisition costs, such as commissions in excess of the ultimate commission and underwriting costs, are capitalized and amortized over the anticipated life of the policy.

        Recognition of Premium Revenues and Policy Benefits for Life Insurance Products:    On April 24, 2009, we reinsured substantially all of our in-force life insurance and annuity business to the Commonwealth Annuity and Life Insurance Company, known as Commonwealth, and the First Allmerica Financial Life Insurance Company, Goldman Sachs Group, Inc. subsidiaries (NYSE:GS). This transaction is discussed in more detail in Note 9 of the Notes to Consolidated Financial Statements. This business is reinsured on a 100% quota share basis. In 2010 the annuity portion of this reinsurance transaction was commuted with Commonwealth and reinsured with Athene Re, Ltd. We no longer sell these products. Revenues and benefits are reported net of amounts ceded, and therefore have no effect on our Consolidated Statements of Operations.

        We have not been relieved of our legal liabilities on the policies reinsured therefore, ASC 944-20, Financial Services—Insurance—Insurance Activities, requires that we continue to report the liabilities on these policies during the run-off period of the underlying life insurance and annuity business. We also report a corresponding reinsurance recoverable from Commonwealth as an asset on our Consolidated Balance Sheets. We determine the liability for policyholder account balances for universal life-type policies and investment products under ASC 944-20 following a "retrospective deposit" method. The retrospective deposit method establishes a liability for policy benefits at an amount determined by the account or contract balance that accrues to the benefit of the policyholder, which consists principally of policy account values before any applicable surrender charges. The liability for future policy benefits represents the present value of future benefits to be paid to or on behalf of policyholders, less the

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

future value of net premiums and we calculate it based on actuarially recognized methods using morbidity and mortality tables, which we modify to reflect our actual experience when appropriate. The liability for unpaid claims, including IBNR, reflects estimates of amounts to fully settle known reported claims related to insured events that we estimate have occurred, but have not yet been reported to us.

        The life business we retained is low face amount, simplified issue whole life business. We generally recognize premiums from these life policies as revenue when due, net of amounts ceded. We match benefits and expenses with this revenue so as to result in the recognition of profits over the life of the contracts. We accomplish this matching by recording a provision for future policy benefits and the deferral and subsequent amortization of policy acquisition costs. The liability for future policy benefits represents the present value of future benefits to be paid to or on behalf of policyholders, less the future value of net premiums and we calculate it based on actuarially recognized methods using morbidity and mortality tables, which we modify to reflect our actual experience when appropriate. The liability for unpaid claims, including IBNR, reflects estimates of amounts to fully settle known reported claims related to insured events that we estimate have occurred, but have not yet been reported to us.

        Income Taxes:    We use the liability method of accounting for income taxes. Under this method, we recognize deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. We measure deferred tax assets and liabilities using enacted tax rates that we expect to apply to taxable income in the years in which we expect those temporary differences to be recovered or settled. We recognize the effect on deferred tax assets and liabilities of a change in tax rates in income in the period that includes the enactment date of a change in tax rates.

        We establish valuation allowances on our deferred tax assets for amounts that we determine will not be recoverable based upon our analysis of projected taxable income and our ability to implement prudent and feasible tax planning strategies. We recognize increases in these valuation allowances as deferred tax expense. We reflect portions of the valuation allowances subsequently determined to be no longer necessary as deferred tax benefits.

        We record tax benefits when it is more likely than not that the tax return position taken with respect to a particular transaction will be sustained. A liability, if recorded, is not considered resolved until the statute of limitations for the relevant taxing authority to examine and challenge the tax position has expired, or the tax position is ultimately settled through examination, negotiation, or litigation. We classify interest and penalties associated with uncertain tax positions in our provision for income taxes.

        Reinsurance:    We report amounts recoverable under reinsurance contracts in total assets as reinsurance recoverables rather than netting those amounts against the related policy asset or liability. We account for the cost of reinsurance related to long-duration contracts over the life of the underlying reinsured policies using assumptions consistent with those used to account for the underlying policies.

        Stock-Based Compensation:    We have a stock-based incentive plan for our employees, non-employee directors, agents and others. Detailed information for activity in our stock plans can be found in Note 17—Stock-Based Compensation. In accordance with ASC 718, Compensation—Stock Compensation, we recognize compensation costs for share-based payments to employees and non-employee directors based on the grant date fair value of the award and permits them to amortize this fair value over the grantees' service period.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        We determine stock-based compensation for non-employees based on guidance contained in ASC 505-50, Equity—Equity-Based Payments to Non-Employees. We expense the fair value of the awards over the vesting period of each award.

4. RECENTLY ISSUED AND PENDING ACCOUNTING PRONOUNCEMENTS

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

        Other Comprehensive Income:    In June 2011, ASU, No. 2011-05, Comprehensive Income, was issued by the FASB and provides amended disclosure requirements for the presentation of comprehensive income. The amended guidance eliminates the option to present components of other comprehensive income (OCI) as part of the statement of changes in equity. Under the amended guidance, all changes in OCI are to be presented either in a single continuous statement of comprehensive income or in two separate but consecutive financial statements. The changes are effective January 1, 2012, with early application permitted.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. RECENTLY ISSUED AND PENDING ACCOUNTING PRONOUNCEMENTS (Continued)

        In December 2011, ASU 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05, was issued by the FASB to defer the effective date in ASU 2011-05 pertaining to reclassification adjustments out of accumulated other comprehensive income until the FASB is able to reconsider and redeliberate whether to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented. No other requirements in ASU 2011-05 are affected by ASU 2011-12.

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

        Deferred Acquisition Costs:    On September 29, 2010, the FASB issued , ASU 2010-26, Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts, which amended FASB ASC Topic 944, Financial Services—Insurance. ASU 2010-6 clarifies the definition of acquisition costs that are eligible for deferral. Acquisition costs are to include only those costs that are directly related to the successful acquisition or renewal of insurance contracts; incremental direct costs of contract acquisition that are incurred in transactions with either independent third parties or employees; and advertising costs meeting the capitalization criteria for direct-response advertising.

        This guidance is effective for fiscal years beginning after December 15, 2011, and interim periods within those years. This guidance may be applied prospectively upon the date of adoption, with retrospective application permitted, but not required. The Company intends to adopt this guidance retrospectively on January 1, 2012, resulting in a write down of the Company's deferred acquisition costs of approximately $34 million, as of the date of adoption, relating to those costs which no longer meet the revised guidance as summarized above.

        Retrospective application of accounting principles should be applied as if the change had been made as of the beginning of the earliest period presented. In the case of our Quarterly Reports on Form 10-Q to be filed in 2012, that would be January 1, 2011 and for our Annual Report on Form 10-K for the year ended December 31, 2012 that would be January 1, 2010. The reduction in DAC from our retrospective adoption affected our life insurance and annuity reinsurance transaction in 2009 and resulted in our recognition of a pre-tax gain on the transaction of approximately $17 million, which we have deferred and are amortizing over the estimated remaining life of the ceded block of business. A portion of the unamortized deferred gain was eliminated when we sold our subsidiary Pennsylvania Life Insurance Company to CVS Caremark in connection with the Part D Transaction in 2011. We estimate that the cumulative effect of the retrospective adoption of this guidance, with consideration to the impact on the transactions noted above, will reduce stockholders' equity by $34 million as of January 1, 2010 and by $32 million as of January 1, 2011. The actual impact may be different.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. INVESTMENTS

        The amortized cost and fair value of fixed maturity investments are as follows:

	December 31, 2011(1)
Classification	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Gross Unrealized OTTI(2)	Fair Value
	(in thousands)
U.S. Treasury securities and U.S. Government obligations	$42,055	$1,031	$—	$—	$43,086
Government sponsored agencies	17,185	1,662	—	—	18,847
Other political subdivisions	105,092	3,079	(153)	—	108,018
Corporate debt securities	534,990	17,279	(5,591)	—	546,678
Foreign debt securities	78,359	841	(3,784)	—	75,416
Residential mortgage-backed securities	265,448	12,828	(17)	—	278,259
Commercial mortgage-backed securities	78,506	1,931	(641)	—	79,796
Other asset-backed securities	79,039	2,137	(3,340)	(4,988)	72,848

	$1,200,674	$40,788	$(13,526)	$(4,988)	$1,222,948

	December 31, 2010
Classification	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Gross Unrealized OTTI(2)	Fair Value
	(in thousands)
U.S. Treasury securities and U.S. Government obligations	$75,543	$247	$(598)	$—	$75,192
Government sponsored agencies	81,097	1,954	(88)	—	82,963
Other political subdivisions	154,348	350	(3,514)	—	151,184
Corporate debt securities	585,629	13,883	(4,252)	—	595,260
Foreign debt securities	104,554	888	(808)	—	104,634
Residential mortgage-backed securities	197,033	8,468	(1,364)	—	204,137
Commercial mortgage-backed securities	91,674	151	(2,102)	—	89,723
Other asset-backed securities	98,726	2,965	(2,896)	(3,390)	95,405

	$1,388,604	$28,906	$(15,622)	$(3,390)	$1,398,498

(1)
In connection with the Part D Transaction, on April 29, 2011, $64 million of fixed maturity investments were transferred to CVS Caremark.

(2)
Other-than-temporary impairments.

        At December 31, 2011, gross unrealized losses on mortgage-backed and asset-backed securities totaled $9.0 million, consisting primarily of unrealized losses of $8.2 million on subprime residential mortgage loans, as discussed below, and $0.6 million related to obligations of commercial mortgage-backed securities. The fair value of a majority of the subprime securities is depressed due to the deterioration of collectability of the underlying mortgages. The fair value of the other securities is depressed primarily due to changes in interest rates. We have evaluated these holdings, with input from our investment managers, and do not believe further other-than-temporary impairment to be warranted.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. INVESTMENTS (Continued)

        The amortized cost and fair value of fixed maturity investments at December 31, 2011 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
	(in thousands)
Due in 1 year or less	$69,932	$70,746
Due after 1 year through 5 years	306,954	313,097
Due after 5 years through 10 years	310,671	321,743
Due after 10 years	90,124	86,459
Mortgage and asset-backed securities	422,993	430,903

	$1,200,674	$1,222,948

        The fair value and unrealized loss as of December 31, 2011 and December 31, 2010 for fixed maturities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are shown below:

	Less than 12 Months		12 Months or Longer		Total
December 31, 2011	Fair Value	Gross Unrealized Losses and OTTI	Fair Value	Gross Unrealized Losses and OTTI	Fair Value	Gross Unrealized Losses and OTTI
	(in thousands)
U.S. Treasury securities and U.S. Government obligations	$—	$—	$—	$—	$—	$—
Government sponsored agencies	—	—	—	—	—	—
Other political subdivisions	—	—	6,104	(153)	6,104	(153)
Corporate debt securities	112,656	(5,370)	12,024	(221)	124,680	(5,591)
Foreign debt securities	58,035	(3,687)	2,382	(97)	60,417	(3,784)
Residential mortgage-backed securities	—	—	637	(17)	637	(17)
Commercial mortgage-backed securities	875	(1)	1,965	(640)	2,840	(641)
Other asset-backed securities	10,321	(122)	23,191	(8,206)	33,512	(8,328)

Total fixed maturities	$181,887	$(9,180)	$46,303	$(9,334)	$228,190	$(18,514)

Total number of securities in an unrealized loss position						83

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. INVESTMENTS (Continued)

	Less than 12 Months		12 Months or Longer		Total
December 31, 2010	Fair Value	Gross Unrealized Losses and OTTI	Fair Value	Gross Unrealized Losses and OTTI	Fair Value	Gross Unrealized Losses and OTTI
	(in thousands)
U.S. Treasury securities and U.S. Government obligations	$39,345	$(598)	$—	$—	$39,345	$(598)
Government sponsored agencies	48,057	(88)	—	—	48,057	(88)
Other political subdivisions	139,968	(3,514)	—	—	139,968	(3,514)
Corporate debt securities	260,968	(4,162)	1,014	(90)	261,982	(4,252)
Foreign debt securities	68,776	(808)	—	—	68,776	(808)
Residential mortgage-backed securities	61,774	(1,280)	813	(84)	62,587	(1,364)
Commercial mortgage-backed securities	65,375	(1,011)	1,813	(1,091)	67,188	(2,102)
Other asset-backed securities	29,657	(496)	15,561	(5,790)	45,218	(6,286)

Total fixed maturities	$713,920	$(11,957)	$19,201	$(7,055)	$733,121	$(19,012)

Total number of securities in an unrealized loss position						236

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

        As of December 31, 2011, we held subprime securities with par values of $22.0 million, an amortized cost of $21.4 million and a fair value of $13.2 million representing approximately 1.0% of our cash and invested assets, with collateral comprised substantially of first lien mortgages in senior or senior mezzanine level tranches, with an average Standard & Poor's rating of A+.

        The following table presents our exposure to subprime residential mortgages by vintage year.

Vintage Year	Amortized Cost	Fair Value	Gross Unrealized Losses & OTTI
	(in thousands)
2003	$115	$51	$(64)
2004	126	126	—
2005	14,155	10,976	(3,179)
2006	7,000	2,088	(4,912)

Totals	$21,396	$13,241	$(8,155)

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. INVESTMENTS (Continued)

        We continuously review our subprime holdings stressing multiple variables, such as cash flows, prepayment speeds, default rates and loss severity, and comparing current base case loss expectations to the loss required to incur a principal loss. Based on the analysis of the remaining subprime holdings at December 31, 2011, we do not believe these holdings are other-than-temporarily impaired.

        The following table summarizes, on a pre-tax basis, our other-than-temporary impairments on fixed maturity securities recorded in our consolidated statement of operations in each of the three years ended December 31:

	Year Ended
	2011	2010	2009
	(in thousands)
Subprime	$129	$289	$10,497
Other structured	168	526	6,398

	$297	$815	$16,895

        During the year ended December 31, 2009, we recognized other-than-temporary impairment on twelve subprime securities that had been previously impaired, plus one additional subprime holding. Further, we recognized other-than-temporary impairments on twelve other structured securities, seven of which had not been previously impaired.

        The components of the change in unrealized gains and losses for fixed maturity securities included in the consolidated statements of stockholders' equity and comprehensive income (loss) are as follows:

	2011	2010	2009
	(in thousands)
Change in net unrealized gains and losses:
Fixed maturities	$12,382	$5,026	$45,974
Adjustment relating to long-term claim reserves and deferred policy acquisition costs	(5,100)	—	(6,617)

Change in net unrealized gains/losses before income tax	7,282	5,026	39,357
Income tax provision/benefit	(2,549)	(1,759)	(13,776)

Change in net unrealized gains and losses	$4,733	$3,267	$25,581

        The details of net investment income are as follows:

	2011	2010	2009
	(in thousands)
Investment Income:
Fixed maturities	$48,254	$40,395	$45,350
Cash and cash equivalents	505	1,123	1,136
Other	1,021	856	1,723

Gross investment income	49,780	42,374	48,209
Investment expenses	(2,355)	(2,488)	(1,239)

Net investment income	$47,425	$39,886	$46,970

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. INVESTMENTS (Continued)

        There were no non-income producing fixed maturity securities for the years ended December 31, 2011, 2010 and 2009.

        Gross realized gains and gross realized losses included in the consolidated statements of operations are as follows:

	2011	2010	2009
	(in thousands)
Realized gains:
Fixed maturities	$7,515	$23,138	$7,300
Other	2	109	337

	7,517	23,247	7,637

Realized losses:
Fixed maturities, excluding OTTI	(5,336)	(13,825)	(15,158)
OTTI on fixed maturities	(297)	(815)	(16,895)
OTTI on equity securities	—	—	(481)
Other	(1,043)	(2,032)	(91)

	(6,676)	(16,672)	(32,625)

Net realized gains (losses)	$841	$6,575	$(24,988)

        At December 31, 2011 and 2010, we held unrated or below-investment grade fixed maturity securities as follows:

	2011	2010
	(in thousands)
Carrying value (fair value)	$9,221	$4,809

Percentage of total assets	0.8%	0.1%

        The largest investment in any one such below-investment grade security was $2.1 million, or 0.1% of total assets at December 31, 2011 and $3.6 million, or 0.1% of total assets at December 31, 2010.

        We have reflected investments held by various states as security for our policyholders in our fixed maturity investments. These investments had carrying values of $35.0 million at December 31, 2011 and $42.0 million at December 31, 2010.

6. FAIR VALUE MEASUREMENTS

        We carry fixed maturity investments at fair value in our Consolidated Financial Statements. These fair value disclosures consist of information regarding the valuation of these financial instruments followed by the fair value measurement disclosure requirements of Fair Value Measurements and Disclosures Topic, ASC 820-10.

  Fair Value Disclosures

        The following section applies the ASC 820-10 fair value hierarchy and disclosure requirements to our financial instruments that we carry at fair value. ASC 820-10 establishes a fair value hierarchy that

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. FAIR VALUE MEASUREMENTS (Continued)

prioritizes the inputs in the valuation techniques used to measure fair value into three broad Levels, numbered 1, 2, and 3.

        Level 1 observable inputs reflect quoted prices for identical assets or liabilities in active markets that we have the ability to access at the measurement date. We currently have no Level 1 securities.

        Level 2 observable inputs, other than quoted prices included in Level 1, reflect the asset or liability or prices for similar assets and liabilities. Most debt securities are priced by vendors using observable inputs and we classify them within Level 2.

        Level 3 valuations are derived from techniques in which one or more of the significant inputs, such as assumptions about risk, are unobservable. Generally, Level 3 securities are less liquid securities such as highly structured or lower quality asset-backed securities, known as ABS, and private placement securities. Because Level 3 fair values, by their nature, contain unobservable market inputs, as there is no observable market for these assets and liabilities, we must use considerable judgment to determine the Level 3 fair values. Level 3 fair values represent our best estimate of an amount that we could realize in a current market exchange absent actual market exchanges.

        The following table presents our assets and liabilities that we carry at fair value by ASC 820 hierarchy levels, as of December 31, 2011 and 2010 (in thousands):

	Total	Level 1	Level 2	Level 3
December 31, 2011
Assets:
Fixed maturities, available for sale	$1,222,948	$—	$1,220,328	$2,620

December 31, 2010
Assets:
Fixed maturities, available for sale	$1,398,498	$—	$1,391,260	$7,238

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

  Valuation of Fixed Maturities

        We have engaged an investment advisor to manage a portion of our portfolio, perform investment accounting and provide valuation services. Securities prices are obtained by the advisor from independent pricing vendors, which are chosen based on their ability to support and price specified

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. FAIR VALUE MEASUREMENTS (Continued)

asset classes following the procedures outlined in the valuation policy reviewed and approved by us. The following are examples of typical inputs used by third party pricing vendors:

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

        The investment advisor uses their own rules-based pricing system to evaluate the prices it receives from various pricing vendors to ensure the data adheres to certain vendor-to-vendor and day-to-day variance tolerances. Exceptions to the rules are monitored, investigated and challenged, as needed. We review and test the security pricing procedures used to value our fixed maturity portfolio on an ongoing basis. Our procedures include review of the investment valuation policy and understanding of the procedures used to obtain investment valuations and review of pricing controls at our investment advisor, including their Statements on Standards for Attestation Engagements 16 controls review report. We also test the prices provided by the advisor monthly by comparing the data to another independent pricing source and monitoring the change in prices from month to month and upon sale of the security. Significant changes or variances are investigated and explained. To date, we have not modified any price provided by the advisor.

        We have also reviewed the advisor's pricing services' valuation methodologies and related sources, and have evaluated the various types of securities in our investment portfolio to determine an appropriate fair value hierarchy level based upon trading activity and the observability of market inputs. Based on the results of this evaluation and investment class analysis, we classified each price into Level 1, 2, or 3. We classified most prices provided by third party pricing services into Level 2 because the inputs used in pricing the securities are market observable.

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

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. FAIR VALUE MEASUREMENTS (Continued)

        The following table presents the fair value of the significant asset sectors within the ASC 820 Level 3 securities as of December 31, 2011:

	December 31, 2011
	Fair Value	% of Total Fair Value
	(in thousands)
Mortgage and asset-backed securities	$2,620	100.0%

        Mortgage and asset-backed securities represent private-placement securities that are thinly traded and priced using an internal model or modeled by independent brokers.

        The following table provides a summary of changes in the fair value of our Level 3 financial assets. Transfers between levels are recognized as of the beginning of the reporting period:

Fixed Maturities
(in thousands)
Fair value as of January 1, 2011	$7,238
Sales	(765)
Transfer Out (1)	(3,727)
Realized Gain	1
Unrealized losses included in AOCI (2), (3)	(11)

Fair value as of March 31, 2011	2,736
Sales	(32)
Unrealized losses included in AOCI (2), (3)	(5)

Fair value as of June 30, 2011	2,699
Sales	(33)
Unrealized losses included in AOCI (2), (3)	(6)

Fair value as of September 30, 2011	2,660
Sales	(34)
Unrealized losses included in AOCI (2), (3)	(6)

Fair value as of December 31, 2011	$2,620

(1)
Transfer of four securities from Level 3 to Level 2 due to observable inputs.

(2)
AOCI: Accumulated other comprehensive income (loss).

(3)
Unrealized gains/losses represent losses from changes in values of Level 3 financial instruments only for the periods in which the instruments are classified as Level 3.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. INTANGIBLE ASSETS

        The following table shows the Company's acquired intangible assets that continue to be subject to amortization and the related accumulated amortization.

	Weighted Average Life at Acquisition (Years)	December 31, 2011		December 31, 2010
		Value Assigned	Accumulated Amortization	Value Assigned	Accumulated Amortization
		(in thousands)
Traditional Insurance:
Policies in force—Health	9	$17,246	$14,600	$17,246	$14,182
Senior Managed Care—Medicare Advantage:
Membership base	7	23,989	15,370	23,988	13,673
Distribution channel	30	22,055	22,055	22,055	5,697
Provider contracts	10	14,034	8,388	15,538	8,534
Non-compete agreements	7	1,425	935	1,425	732

Total		$78,749	$61,348	$80,252	$42,818

        The following table shows the changes in the amortizing intangible assets:

	2011	2010	2009
	(in thousands)
Balance, beginning of year	$37,434	$44,692	$53,842
Impairment	(15,622)	—	—
Adjustments	—	—	(1,637)
Amortization, net of interest	(4,411)	(7,258)	(7,514)

Balance, end of year	$17,401	$37,434	$44,691

        During our review of recoverability in the fourth quarter of 2011, we determined that the undiscounted cash flows from our acquired agency intangible asset were less than its carrying value of $15.6 million indicating that it was no longer fully recoverable and we recorded an impairment of $15.6 million based on the estimated fair value at December 31, 2011. There were no other impairments of our amortizing intangible assets during 2011, 2010 or 2009.

        The adjustment in 2009 relates to the reduction related to the reinsurance of substantially all of our in force life insurance and annuity business under a 100% coinsurance treaty—refer to Note 9 of the Notes to Consolidated Financial Statements. We had approximately $1.6 million, net, of amortizing intangibles related to the policies in force—Life/Annuity as of the effective date of the transaction that were reduced to zero as a result of the recovery of such costs through the initial ceding commission received in connection with the reinsurance transaction.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. INTANGIBLE ASSETS (Continued)

        Estimated future net amortization expense (in thousands) is as follows:

2012	$3,964
2013	3,846
2014	3,699
2015	2,661
2016	1,383
Thereafter	1,848

Total	$17,401

        Changes in the carrying amounts of goodwill and intangible assets with indefinite lives (primarily trademarks and licenses) are shown below:

	Total	Senior Managed Care—Medicare Advantage	Corporate & Other
	(in thousands)
Balance, January 1, 2010	$81,816	$77,459	$4,357
Acquisitions/(dispositions)	(4,357)	—	(4,357)

Balance, December 31, 2010	77,459	77,459	—
Acquisitions/(dispositions)	—	—	—

Balance, December 31, 2011	$77,459	$77,459	$—

        During the fourth quarter of 2011, we performed our annual assessment of goodwill based on information as of October 1, 2011. We determined, based on our "Step 1" impairment test, that our estimated fair value of our Senior Managed Care reporting unit was in excess of its carrying value by 40%. We do not have goodwill assigned to any other reporting units.

        Due to sale of CHCS in April 2010, we eliminated the remaining $4.4 million of goodwill related to our administrative service company in the second quarter of 2010. For a description of the transaction see Note 20—Other Operational Disclosures in the Notes to Consolidated Financial Statements.

8. DEFERRED POLICY ACQUISITION COSTS

        Details with respect to deferred policy acquisition costs are as follows:

	2011	2010	2009
	(in thousands)
Balance, beginning of year	$144,750	$150,398	$237,630
Capitalized costs, net of reinsurance commissions and allowances	27,940	32,968	37,766
Adjustment relating to unrealized gains (losses) on fixed maturities	—	—	(6,617)
Amortization	(31,177)	(38,616)	(45,552)
Adjustment in connection with reinsurance transaction	—	—	(72,829)

Balance, end of year	$141,513	$144,750	$150,398

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. DEFERRED POLICY ACQUISITION COSTS (Continued)

        Effective January 1, 2012, we will adopt, on a retrospective basis, the guidance in ASU 2010-26, Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts, which changes the accounting for costs associated with acquiring or renewing insurance contracts. We expect the implementation of ASU 2010-26 to result in a decrease in deferred acquisition costs of approximately $34 million as of January 1, 2012. See Note 4 of the Notes to Consolidated Financial Statements for additional information.

        In the first quarter of 2009, we reinsured substantially all of our in force life insurance and annuity business under a 100% coinsurance treaty. See Note 9—Reinsurance. We had approximately $72.8 million of deferred acquisition costs as of the effective date of the transaction that were reduced to zero as a result of the recovery of such costs through the initial ceding commission received in connection with the reinsurance transaction.

9. REINSURANCE

        In the normal course of business, we reinsure portions of certain policies that we underwrite. We enter into reinsurance arrangements with unaffiliated reinsurance companies to limit our exposure on individual claims and to limit or eliminate risk on our non-core or underperforming blocks of business. Accordingly, we are party to various reinsurance agreements on our life and accident and health insurance risks. Our traditional accident and health insurance products are generally reinsured under quota share coinsurance treaties with unaffiliated insurers, while the life insurance risks are reinsured under either quota share coinsurance or yearly-renewable term treaties with unaffiliated insurers. Under quota share coinsurance treaties, we pay the reinsurer an agreed upon percentage of all premiums and the reinsurer reimburses us that same percentage of any losses. In addition, the reinsurer pays us certain allowances to cover commissions, the cost of administering the policies and premium taxes. Under yearly-renewable term treaties, the reinsurer receives premiums at an agreed upon rate for its share of the risk on a yearly-renewable term basis. We also uses excess of loss reinsurance agreements for certain policies whereby we limit our loss in excess of specified thresholds. Our quota share coinsurance agreements are generally subject to cancellation on 90 days notice for future business, but policies reinsured prior to cancellation remain reinsured as long as they remain in force.

        In connection with the Part D Transaction, our previously owned insurance subsidiary, Pennsylvania Life Insurance Company, known as Pennsylvania Life, was sold to CVS Caremark. Pennsylvania Life included a Medicare Part D business as well as portions of our traditional business. Prior to the closing of the Part D Transaction such traditional business was reinsured by one of our subsidiaries in order to retain that business at New Universal American.

        We evaluate the financial condition of our reinsurers and monitor concentrations of credit risk to minimize our exposure to significant losses from reinsurer insolvencies. We are obligated to pay claims in the event that a reinsurer to whom we have ceded an insured claim fails to meet its obligations under the reinsurance agreement. We are also obligated to pay claims on the traditional business of Pennsylvania Life in the event that any of the third party reinsurers to whom Pennsylvania Life has ceded an insured claim fails to meet their obligations under the reinsurance agreement. We are not aware of any instances where any of our reinsurers have been unable to pay any policy claims on any reinsured business.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. REINSURANCE (Continued)

        As of December 31, 2011, all of our primary reinsurers, as well as the primary third party reinsurers of Pennsylvania Life's traditional business, were rated "A-" (Excellent) or better by A.M. Best with the exception of one reinsurer. For that reinsurer, which is not rated, a trust containing assets at 106% of reserves is maintained. The reserves amounted to approximately $160 million as of December 31, 2011. We do not know of any instances where any of our reinsurers, or any of the primary third party reinsurers of Pennsylvania Life's traditional business, has been unable to pay any policy claims on any reinsured business.

        We have several quota share reinsurance agreements in place with General Re Life Corporation, Hannover Life Re of America and Swiss Re Life & Health America, Wilton Reassurance Company, Athene Life Re Ltd., and Commonwealth Annuity & Life Insurance Company (and affiliates). These agreements cover various insurance products, including Medicare supplement, long-term care, life and annuity products and contain ceding percentages ranging between 15% and 100%.

        Life Insurance and Annuity Reinsurance Transaction:    Effective April 1, 2009, we reinsured substantially all of the net in force life and annuity business with Commonwealth under a 100% coinsurance treaty. In accordance with ASC 944, Financial Services—Insurance Topic, reinsurance recoverables are to be reported as separate assets rather than as reductions of the related liabilities. Accordingly, we increased the amounts due from reinsurers by approximately $544 million as of the effective date of the transaction, April 1, 2009, representing the carrying value of the liabilities reinsured. We transferred approximately $454 million of cash, net of the ceding commission of $77 million, and $22 million of policy loans, related to the reinsured policies, to the reinsurer. We had approximately $74 million of deferred acquisition costs and present value of future profits as of the effective date of the transaction that were reduced to zero as a result of the recovery of such costs through the initial ceding commission. On a GAAP basis, the transaction resulted in a loss and other related costs of approximately $7.6 million, including approximately $2.8 million related to the transition of the administration of the business to the reinsurer. During 2010, the annuity portion of this transaction was commuted with Commonwealth and reinsured with Athene.

        Reinsurance Premium:    During 2011, we ceded premiums of $37.5 million to General Re, $28.8 million to Commonwealth and $27.2 million to Hannover, representing 1.6%, 1.2% and 1.2%, respectively, of our total direct and assumed premiums. During 2010, we ceded premiums of $43.3 million to General Re, $35.1 million to Commonwealth, $34.2 million to Hannover, and $33.4 million to Fresenius Medical Care Re, representing 1.9%, 1.5%, 1.5%, and 1.4%, respectively of our total direct and assumed premiums. During 2009, we ceded premiums of $50.4 million to General Re, $39.5 million to Commonwealth, $38.6 million to Hannover, and $30.9 million to Fresenius Medical Care Re, representing 2.2%, 1.7%, 1.7% and 1.3% respectively of our total direct and assumed premiums.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. REINSURANCE (Continued)

        Reinsurance Recoverables:    Amounts recoverable from our reinsurers are as follows:

	2011	2010
	(in thousands)
Reinsurer
Commonwealth and affiliates	$223,054	$340,862
Pennsylvania Life	170,800	—
Athene Life Re	98,189	177,533
Hannover	21,865	22,861
Swiss Re	22,065	23,591
Other life	23,301	25,406

Total life	559,274	590,253

Gen Re	73,399	78,222
Hannover	19,857	23,634
Pennsylvania Life	14,881	—
Other health	14,132	25,758

Total health	122,269	127,614

Total	$681,543	$717,867

        At December 31, 2011, the total amount recoverable from reinsurers of $681.5 million included $668.4 million recoverable on future policy benefits and unpaid claims, $7.9 million in funds held and $5.2 million for amounts due from reinsurers on paid claims, commissions and expense allowances net of premiums reinsured. At December 31, 2010, the total amount recoverable from reinsurers of $717.9 million included $705.3 million recoverable on future policy benefits and unpaid claims, $8.3 million in funds held and $4.3 million for amounts due from reinsurers on paid claims, commissions and expense allowances net of premiums reinsured.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. REINSURANCE (Continued)

  Reinsurance Summary:

	Year Ended December 31,
	2011	2010	2009
	(in thousands)
Premiums
Life insurance	$56,290	$64,820	$70,864
Accident and health	2,205,544	3,503,198	2,995,386

Total gross premiums	2,261,834	3,568,018	3,066,250

Ceded to other companies
Life insurance	(45,034)	(51,977)	(55,509)
Accident and health	(71,482)	(118,311)	(127,956)

Total ceded premiums	(116,516)	(170,288)	(183,465)

Assumed from other companies
Life insurance	5,206	721	3,304
Accident and health	69,289	47,298	51,902

Total assumed premium	74,495	48,019	55,206

Net amount
Life insurance	16,462	13,564	18,659
Accident and health	2,203,351	3,432,185	2,919,332

Total net premium	$2,219,813	$3,445,749	$2,937,991

Percentage of assumed to net premium
Life insurance	32%	5%	18%
Accident and health	3%	1%	2%
Total assumed to total net	3%	1%	2%
Benefits and claims recovered	$102,271	$154,770	$140,523

	As of December 31,
	2011	2010	2009
	(in thousands)
Life insurance in force
Gross amount	$1,496,915	$2,412,382	$2,569,749
Ceded to other companies	(1,422,639)	(2,267,044)	(2,459,260)
Assumed from other companies	145,866	55,067	58,388

Net amount	$220,142	$200,405	$168,877

Percentage of assumed to net in force	66%	27%	35%

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. LIABILITIES FOR POLICY AND CONTRACT CLAIMS—HEALTH

        Activity in the liability for policy and contract claims—health is as follows:

	For the Years Ended December 31,
	2011	2010
	(in thousands)
Balance at beginning of year	$306,390	$289,491
Less reinsurance recoverable	(13,677)	(12,981)

Net balance at beginning of year	292,713	276,510

Incurred related to:
Current year	1,818,443	2,862,171
Prior year development	(8,367)	(5,273)

Total incurred	1,810,076	2,856,898

Paid related to:
Current year	1,628,003	2,580,918
Prior year	297,466	259,777

Total paid	1,925,469	2,840,695

Net balance at end of year	177,320	292,713
Plus reinsurance recoverable	5,472	13,677

Balance at end of year	$182,792	$306,390

        The liability for policy and contract claims—health decreased by $123.6 million during the year ended December 31, 2011. This decrease was primarily attributable to lower reserves for our Medicare Advantage business due to the decline in membership, as well as significantly lower amounts of pending claims.

        The medical cost amount, noted as "prior year development" in the table above, represents (favorable) or unfavorable adjustments as a result of prior year claim estimates being settled for amounts that are different than originally anticipated. This prior year development occurs due to differences between the actual medical utilization and other components of medical cost trends, and actual claim processing and payment patterns compared to the assumptions for claims trend and completion factors used to estimate our claim liabilities.

        The claim reserve balances at December 31, 2010 settled during 2011 for $8.4 million less than originally estimated. This prior year development represents less than 0.5% of the incurred claims recorded in 2010.

        The claim reserve balances at December 31, 2009 settled during 2010 for $5.3 million less than originally estimated. This prior year development represents less than 0.5% of the incurred claims recorded in 2009.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. INCOME TAXES

        Our federal and state income tax expense (benefit) from continuing operations is as follows:

	2011	2010	2009
	(in thousands)
Current—United States	$(21,302)	$6,222	$11,362
Deferred—United States	25,123	31,960	7,757

Total tax expense from continuing operations	$3,821	$38,182	$19,119

        We filed a consolidated return for federal income tax purposes for the short period January 1, 2011 to April 29, 2011 that included all subsidiaries. For all periods subsequent to April 30, 2011 we will file a consolidated tax return that includes most subsidiaries but excludes any subsidiary that qualifies as a life insurance company under the Internal Revenue Code; the life insurance companies will file a separate federal income tax return.

        On April 29, 2011 we sold our Part D business to CVS. For tax purposes, the sale was treated as a sale of Old Universal American followed by the repurchase of the non-Part D businesses. For tax purposes, the repurchase of the stock of the non-Part D companies was treated as an asset purchase under Internal Revenue Code section 338(h)(10). We recognized a current tax benefit of $21.3 million in 2011 primarily as a result of the significant tax losses that were recognized during the short period tax return for the period ending April 29, 2011. This resulted in the recognition of a significant portion of our gross deferred tax assets in 2011 and a corresponding deferred tax expense. For further discussion of the Part D Transaction, see Notes 1 and 21 of Notes to Consolidated Financial Statements.

        A reconciliation of "expected" tax expense at 35% with our actual tax expense applicable to operating income before taxes reported in the consolidated statements of operations is as follows:

	2011	2010	2009
	(in thousands)
Expected tax expense	$1,428	$41,725	$20,982
State taxes	964	2,399	2,628
Change in valuation allowance	1,676	2,040	1,345
Examination and related adjustments	—	(7,031)	(4,752)
Other, net	(247)	(951)	(1,084)

Actual tax expense	$3,821	$38,182	$19,119

        Our effective tax rate on continuing operations was 93.6% for 2011, compared with 32.0% for 2010 and 31.9% for 2009. The high effective tax rate in 2011 was driven by our low pre-tax income which magnified the effective rate impact of revenue based state taxes on lines of business where revenues were relatively constant year-over-year and permanent non-deductible items. Excluding non-recurring tax benefits (discussed below), revenue-based state taxes and certain items that arose in connection with the 338(h)(10) election, the effective tax rate was 56.2% in 2011, compared with 36.2% in 2010 and 36.4% in 2009, with permanent items of $0.8 million contributing 21.1% to the rate. As a result of the Part D Transaction, the restructuring charge and other non-recurring items recognized in 2011, the 2011 effective tax rate on continuing operations is not indicative of our expectation for ongoing income taxes, which we believe will be more in line with our historical experience.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. INCOME TAXES (Continued)

        Income taxes include non-recurring tax benefits of $1.7 million, $7.5 million and $5.5 million for the years ended December 31, 2011, 2010 and 2009, respectively. The 2011 benefit includes $2.1 million related to the sale of our previously owned administrative services company, CHCS and $0.9 million of state tax refunds, partially offset by the write-off of a $1.3 million deferred tax asset for net operating loss carryforwards that were terminated by the Section 338(h)(10) election. The 2010 benefit was primarily related to the release of a deferred tax liability associated with the Phase III tax on policyholder surplus. The 2009 benefit resulted from the settlement of the Internal Revenue Service examination of 2005 primarily related to the treatment of a controlled foreign corporation sold in 2006.

        In addition to federal and state income tax, our insurance company subsidiaries are subject to state premium taxes, which are included in other operating costs and expenses in the consolidated statements of operations.

        Deferred income taxes reflect the net tax effects of temporary differences between the carrying value of assets and liabilities for financial reporting purposes and the amount used for income tax purposes. The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

	2011	2010
	(in thousands)
Deferred tax assets:
Net operating loss carryforwards	$830	$—
Stock-based compensation	4,581	13,168
Asset valuation differences	3,530	1,510
Capital loss carryforwards	243	2,710
Other	2,582	654

Total gross deferred tax assets	11,766	18,042
Less valuation allowance	(1,888)	(213)

Net deferred tax assets	9,878	17,829
Deferred tax liabilities:
Reserves for future policy benefits	(2,459)	(7,015)
Deferred policy acquisition costs	(47,502)	(27,002)
Unrealized gains on investments	(6,012)	(3,464)
Present value of future profits	(5,937)	(4,744)

Total gross deferred tax liabilities	(61,910)	(42,225)

Net deferred tax liability	$(52,032)	$(24,396)

        At December 31, 2011, we had net capital loss carryforwards, subject to certain consolidating limitations, of approximately $0.7 million that expire in 2016.

        We establish valuation allowances based upon an analysis of projected taxable income and our ability to implement prudent and feasible tax planning strategies. We carried valuation allowances on our deferred tax assets of $1.9 million at December 31, 2011 and $0.2 million at December 31, 2010, primarily related to state net operating loss carryforwards. During 2011, we released the valuation allowance associated with the state net operating losses as of April 30, 2011 and established a deferred

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. INCOME TAXES (Continued)

tax asset of $0.8 million for state net operating loss carryforwards generated from May 1, 2011 through December 31, 2011; concurrently, a valuation allowance of $0.8 million also was established. These state net operating loss carryforwards expire starting in 2022 through 2031. In addition, we established a valuation allowance for certain state deferred tax assets of $1.1 million.

        A federal tax return, generally, is open for examination for three years from the date on which it is filed, or, if applicable, from the extended due date unless the statute is extended by mutual consent. We have not entered into any agreement to extend the statute of limitations of any state tax return for any jurisdiction. During 2011, the IRS finished its examination of the separate 2007 federal life consolidated return of American Exchange Life Insurance Company and subsidiaries, a then wholly owned subsidiary, making no changes to the filed return. Certain earlier returns remain open to the extent that net operating loss carry forwards were used or generated in those years. Also, various state tax returns remain open for examination under specific state statutes of limitation for an additional period of time.

        In the fourth quarter of 2009, the Internal Revenue Service closed the examination of the pre-acquisition MemberHealth 2006 and 2007 federal tax returns resulting in a Federal tax refund of $23.0 million. Subsequent to the review and approval by the Joint Committee on Taxation during 2010, the refund was received. $19.1 million of the refund was accrued during the MemberHealth purchase accounting process. An additional $3.9 million was recognized in 2010, along with $3.1 million of interest refunded from amounts paid in 2008 related to the amended return, as well as interest on the refund and were recorded in discontinued operations.

        Our unrecognized state tax benefits at December 31, 2011 primarily relate to refund claims filed in various state jurisdictions during 2011. These unrecognized tax benefits are being reviewed by the various state income tax authorities. We anticipate a resolution within the next twelve months which could significantly change the balance in unrecognized state tax benefits. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2011	2010
	(in thousands)
Balance of as January 1	$15,431	$—
Additions based on tax positions related to the current year	1,884	15,431
Additions based upon tax positions related to prior years	146	—
Reductions based upon tax positions related to prior years	(3,704)	—

Balance of as December 31	13,757	15,431
Federal income tax effect	(4,815)	(5,401)

Balance, net of tax as of December 31	$8,942	$10,030

        These unrecognized state tax benefits will affect the effective tax rate if they are recognized. We recognize interest and penalties related to unrecognized state tax benefits in federal and state tax expense. During the years ended December 31, 2011 and 2010, we recognized no such interest expense and penalties.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. MANDATORILY REDEEMABLE PREFERRED SHARES

        On April 29, 2011, in conjunction with the consummation of the Part D Transaction, New Universal American issued an aggregate of $40 million of Series A Mandatorily Redeemable Preferred Shares (the "Series A Preferred Shares"), representing 1,600,000 shares with a par value of $0.01 per share and a liquidation preference of $25.00 per share. The Series A Preferred Shares pays cash dividends at the rate of 8.5% per annum and is mandatorily redeemable on the six year anniversary of the issue date. The proceeds from the sale of the Series A Preferred Shares were used to pay a portion of the existing indebtedness and transaction expenses of Old Universal American at the closing of the Part D Transaction. New Universal American did not retain any proceeds from the sale of the Series A Preferred Shares. At the closing of the Part D Transaction, certain officers and directors of New Universal American collectively purchased an aggregate of $10 million of the Series A Preferred Shares.

        In accordance with ASC 480, Distinguishing Liabilities from Equity, because the issuance of the Series A Preferred Shares imposes an obligation on us requiring the transfer of assets, specifically, cash, at the redemption date, the Series A Preferred Shares are reported as a liability on the consolidated balance sheets, with the related dividends reported as interest expense on the consolidated statements of operations. At December 31, 2011, we had accrued $0.7 million of such dividends, recorded in other liabilities in the consolidated balance sheets.

        Issue costs of approximately $1.1 million were capitalized in other assets and will be amortized over the six year term of the Series A Preferred Shares.

13. DISCLOSURES ABOUT FAIR VALUES OF FINANCIAL INSTRUMENTS

        We used the following methods and assumptions estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

        Fixed maturity investments available for sale:    The fair value for fixed maturity securities is largely determined by third party pricing service market prices. Typical inputs used by third party pricing services include, but are not limited to:

  •
  reported trades,

  •
  benchmark yields,

  •
  issuer spreads,

  •
  bids,

  •
  offers and

  •
  estimated cash flows and prepayment speeds.

        Based on the typical trading volumes and the lack of quoted market prices for fixed maturities, third party pricing services will normally derive the security prices through recent reported trades for identical or similar securities making adjustments through the reporting date based upon available market observable information as outlined above. If there are no recent reported trades, the third party pricing services may use matrix or model processes to develop a security price where they develop future cash flow expectations based upon collateral performance and discount these at an estimated market rate. The pricing for mortgage-backed and asset-backed securities reflects estimates of the rate

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. DISCLOSURES ABOUT FAIR VALUES OF FINANCIAL INSTRUMENTS (Continued)

of future prepayments of principal over the remaining life of the securities. These estimates are derived based on the characteristics of the underlying structure and prepayment speeds previously experienced at the interest rate levels projected for the underlying collateral. Actual prepayment experience may vary from these estimates.

        Other invested assets:    Other invested assets consists of collateralized loans which are carried at the underlying collateral value, cash value of life insurance and mortgage loans which are carried at the aggregate unpaid balance. The determination of fair value for these invested assets is not practical because there is no active trading market for such invested assets and therefore, the carrying value is a reasonable estimate of fair value.

        Cash and cash equivalents and policy loans:    For cash and cash equivalents and policy loans, the carrying amount is a reasonable estimate of fair value.

        Investment contract liabilities:    For annuity contracts, the carrying amount is the policyholder account value; estimated fair value equals the policyholder account value less surrender charges. Effective April 1, 2009 these balances were 100% ceded.

        Series A mandatorily redeemable preferred shares:    For the Series A mandatorily redeemable preferred shares fair value represents the present value of contractual cash flows discounted at current market rates for securities of equivalent credit quality.

        The estimated fair values of the Company's financial instruments are as follows:

	2011		2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)
Financial assets:
Fixed maturities available for sale	$1,222,948	$1,222,948	$1,398,498	$1,398,498
Other invested assets	1,561	1,561	1,409	1,409
Cash and cash equivalents	63,539	63,539	23,224	23,224
Financial liabilities:
Investment contract liabilities	163,080	160,582	183,490	179,278
Series A mandatorily redeemable preferred shares	40,000	40,752	—	—

14. EARNINGS PER COMMON SHARE COMPUTATION

        We calculate earnings per common share using the two-class method. This method requires that we allocate net income between net income attributable to participating preferred stock and net income attributable to common stock, based on the dividend and earnings participation provisions of the preferred stock. Basic earnings per share excludes the dilutive effects of stock options outstanding during the periods and is equal to net income attributable to common stock divided by the weighted average number of common shares outstanding for the periods.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. EARNINGS PER COMMON SHARE COMPUTATION (Continued)

        For the years ended December 31, 2011, 2010, and 2009 we allocated earnings between common and participating preferred stock as follows:

	2011	2010	2009
	(in thousands)
Net (loss) income attributable to common stock	$(41,207)	$177,559	$133,023
Undistributed (loss) income allocated to participating preferred stock	(1,809)	10,120	7,281

Net (loss) income	$(43,016)	$187,679	$140,304

        Diluted EPS includes the dilutive effect of the participating preferred stock and stock options outstanding during the year. We excluded 2,575,800, 496,127 and 2,557,267 stock options from the computation of diluted EPS at December 31, 2011, 2010 and 2009, respectively, because they were antidilutive.

15. STOCKHOLDERS' EQUITY

  Preferred Stock

        We currently have authorized for issuance 40 million shares of preferred stock of which 1.6 million shares of Series A Mandatorily Reedemable Preferred Shares are issued and outstanding at December 31, 2011. These amounts are recorded as a liability on the consolidated balance sheets (see Note 12—Mandatorily Redeemable Preferred Shares).

        At December 31, 2010 we had 42,105 shares of Series A preferred stock outstanding, convertible under specified circumstances to shares of common stock in the ratio of 100 shares of common stock for each share of Series A preferred stock. Pursuant to the terms of the Merger Agreement, at the closing of the Part D Transaction, the Series A preferred stock was cancelled and settled consistent with common shareholders in the Part D Transaction, with cash and shares of New Universal American common stock, resulting in the issuance of 3.3 million shares of non-voting common stock and 910,500 shares of voting common stock.

  Common Stock—Voting

        We currently have authorized for issuance 400 million shares of voting common stock, par value $0.01 per share. Changes in the number of shares of common stock issued were as follows:

	2011	2010	2009
Common stock issued, beginning of year	78,625,212	87,942,663	87,447,100
Issuance of common stock	567,056	—	—
Conversion of Series A preferred stock	910,500	—	—
Exercise of stock options	1,543,278	638,061	543,000
Retired shares	(3,480,555)	(10,005,305)	(50,537)
Stock purchase pursuant to agents' stock purchase and deferred compensation plans	—	49,793	3,100

Common stock issued, end of year	78,165,491	78,625,212	87,942,663

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. STOCKHOLDERS' EQUITY (Continued)

  Common Stock—Non Voting

        We currently have authorized for issuance 60 million shares of non-voting common stock, par value $0.01 per share of which 3.3 million shares are issued and outstanding at December 31, 2011. None of this class of stock was issued or outstanding at December 31, 2010.

  Treasury Stock

        Changes in treasury stock were as follows (in thousands, except shares and per share amounts):

	December 31, 2011			December 31, 2010
	Shares	Amount	Weighted Average Cost Per Share	Shares	Amount	Weighted Average Cost Per Share
Treasury stock, beginning of year	2,945,848	$31,418	$10.67	13,538,081	$133,946	$9.90
Shares repurchased	509,759	10,821	21.23	391,531	5,937	15.16
Shares distributed in the form of employee bonuses	—	—	—	(983,764)	(9,406)	9.56
Shares returned to treasury	24,653	247	10.02	—	—	—
Retirement of treasury stock	(3,480,260)	(42,486)	12.21	(10,000,000)	(99,059)	9.91

Treasury stock, end of year	—	$—	$—	2,945,848	$31,418	$10.67

        In connection with the closing of the Part D Transaction, on April 29, 2011 we retired all remaining treasury stock.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. OTHER COMPREHENSIVE INCOME (LOSS)

        The components of accumulated other comprehensive income (loss) are as follows:

	December 31, 2011	December 31, 2010
	(in thousands)
Continuing Operations:
Net unrealized gains on investments	$27,266	$13,284
Gross unrealized OTTI	(4,988)	(3,390)
Long-term claim reserve adjustment	(5,100)	—
Deferred tax	(6,012)	(3,463)

Accumulated other comprehensive income-continuing operations	11,166	6,431

Discontinued Operations:
Fair value of cash flow swap	—	(13,693)
Deferred tax	—	4,793

Accumulated other comprehensive loss-discontinued operations	—	(8,900)

Total accumulated other comprehensive income (loss)	$11,166	$(2,469)

        The components of other comprehensive income (loss), and the related tax effects for each component are as follows:

For the Year ended December 31, 2011	Before Tax Amount	Tax Expense	Net of Tax Amount
	(in thousands)
From continuing operations:
Net unrealized gain arising during the period	$13,223	$4,628	$8,595
Reclassification adjustment for gains included in net income	841	294	547

Net unrealized gain	12,382	4,334	8,048
Long-term claim reserve adjustment	(5,100)	(1,785)	(3,315)

Other comprehensive income from continuing operations	7,282	2,549	4,733

From discontinued operations:
Cash flow hedge	13,696	4,794	8,902

Total other comprehensive income	$20,978	$7,343	$13,635

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. OTHER COMPREHENSIVE INCOME (LOSS) (Continued)

For the Year ended December 31, 2010	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount
	(in thousands)
From continuing operations:
Net unrealized gain arising during the period	$11,601	$4,060	$7,541
Reclassification adjustment for gains included in net income	6,575	2,301	4,274

Net unrealized gain	5,026	1,759	3,267

From discontinued operations:
Cash flow hedge	3,352	1,173	2,179

Total other comprehensive income	$8,378	$2,932	$5,446

For the Year ended December 31, 2009	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount
	(in thousands)
From continuing operations:
Net unrealized gain arising during the period (net of deferred acquisition costs)	$14,369	$5,030	$9,339
Reclassification adjustment for losses included in net income	(24,988)	(8,746)	(16,242)

Net unrealized gain	39,357	13,776	25,581
ASC 320-10-65-1 implementation	16,487	5,771	10,716
Foreign currency translation adjustment	(332)	(117)	(215)

Other comprehensive income from continuing operations	55,512	19,430	36,082

From discontinued operations:
Cash flow hedge	4,833	1,692	3,141

Total other comprehensive income	$60,345	$21,122	$39,223

17. STOCK-BASED COMPENSATION

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

        Our stock-based compensation expense prior to the closing of the Part D Transaction on April 29, 2011 was due to stock awards issued by Old Universal American under the 1998 ICP. New Universal American's stock-based compensation expense relates to the equity awards granted under the 2011 Plan as well as restricted stock and performance share awards made by Old Universal American, which, carried over to New Universal American and vest at future dates. The stock-based compensation recorded in other operating costs and expenses included in continuing operations relates only to

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. STOCK-BASED COMPENSATION (Continued)

employees and directors that remained with the Company following the Part D Transaction. Stock-based compensation expense related to employees of the previously-owned Part D segment that was sold to CVS Caremark is reflected in discontinued operations for all periods presented.

        The compensation expense for our continuing operations that has been included in other operating costs and expenses for these plans and the related tax benefit were as follows:

	2011	2010	2009
	(in thousands)
Stock-based compensation expense by type:
Part D Transaction—stock options	$5,851	$—	$—
Part D Transaction—restricted stock awards	2,795	—	—

Part D Transaction—subtotal	8,646	—	—
Stock options(1)	3,225	3,488	5,540
Restricted stock awards	5,141	6,728	3,877

Total stock-based compensation expense	17,012	10,216	9,417
Tax benefit recognized	5,954	3,053	3,296

Stock-based compensation expense, net of tax	$11,058	$7,163	$6,121

(1)
Stock-based compensation expense—stock options for the year ended December 31, 2010 reflects a $2.0 million reduction related to the true-up of our forfeiture rate estimate for options that had non-vested terminations.

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

        We estimated the fair value for these options at the date of grant using a Black-Scholes option pricing model with the following range of assumptions:

	For options granted in:
	2011	2010	2009
Weighted-average grant date fair value	$4.14	$5.43	$3.92
Risk free interest rates	1.49%	1.08%-2.26%	1.28%-3.05%
Dividend yields	0.0%	0.0%	0.0%
Expected volatility	58.36%	48.96%-55.79%	40.61%-55.63%
Expected lives of options (in years)	3.75	3.3-3.8	3.5-3.8

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. STOCK-BASED COMPENSATION (Continued)

        We did not capitalize any cost of stock-based compensation for our employees or non-employee directors. Future expense may vary based upon factors such as the number of awards granted by us and the then-current fair value of such awards.

        A summary of option activity for the year ended December 31, 2011 is set forth below:

Options	Options (in thousands)	Weighted Average Exercise Price
Outstanding, January 1, 2011	5,564	$12.97
Exercised	(660)	12.04
Forfeited or expired	(76)	12.78

Outstanding immediately preceding Part D Transaction	4,828	13.10
Settled in connection with Part D Transaction	(4,828)	13.10
Granted following Part D Transaction	2,680	9.33
Forfeited or expired following Part D Transaction	(104)	9.33

Outstanding, December 31, 2011	2,576	$9.33

	Shares Under Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value Per Share(1)	Aggregate Intrinsic Value(1)
	(in thousands)				(in thousands)
Options exercisable at December 31, 2011	—	$—	—	$—	$—
Options vested and expected to vest at December 31, 2011(2)	2,548	$9.33	4.3	$3.38	$8,611

(1)
Computed based upon aggregate intrinsic value divided by shares under options.

(2)
The Company estimates forfeitures in accordance with ASC 718-10, Compensation—Stock Compensation.

        The total intrinsic value of stock options (the amount by which the market price of the stock on the date of exercise exceeded the exercise price of the option) exercised during 2011, 2010 and 2009 were $6.2 million, $4.7 million and $3.2 million, respectively. The intrinsic value of options settled in 2011 in connection with the Part D Transaction was $44.9 million, which does not include 390,000 options awarded to employees of the Part D segment, which were settled by CVS Caremark.

        We received proceeds of $8.0 million, $4.9 million, and $1.8 million from the exercise of stock options during the years ended December 31, 2011, 2010, and 2009, respectively. ASC 718-10 requires us to report the benefits of tax deductions in excess of recognized compensation cost as a financing cash flow. We recognized $7.7 million, $0.8 million and $2.6 million of financing cash flows for these excess tax deductions for years ended December 31, 2011, 2010 and 2009, respectively.

        As of December 31, 2011, the total compensation cost related to non-vested awards not yet recognized was $8.8 million, which we expect to recognize over a weighted average period of 1.8 years.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. STOCK-BASED COMPENSATION (Continued)

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

        A summary of our non-vested restricted stock awards for the year ended December 31, 2011 is set forth below:

Non-Vested Restricted Stock	Shares (in thousands)	Weighted Average Grant-Date Fair Value
Non-vested at beginning of year	897	$13.41
Vested	(235)	12.87
Forfeited	(20)	12.93

Outstanding immediately preceding Part D Transaction	642	13.62
Settled in connection with Part D Transaction	(340)	13.92
Vested following Part D Transaction	(48)	16.60
Forfeited following Part D Transaction	(6)	12.54

Non-vested at end of year	248	$12.67

        The total fair value of shares of restricted stock vested during the years ended December 31, 2011, 2010 and 2009 was $5.3 million, $3.3 million and $0.8 million, respectively. The total fair value of shares of restricted stock vested in connection with the Part D Transaction was $5.9 million.

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

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. STOCK-BASED COMPENSATION (Continued)

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

        A summary of our non-vested performance share awards for the year ended December 31, 2011 is set forth below:

Non-Vested Performance Shares	Shares (in thousands)	Weighted Average Grant-Date Fair Value
Non-vested at beginning of year	761	$13.86
Granted	171	11.65
Forfeited	(2)	15.66

Outstanding immediately preceding Part D Transaction	930	13.45
Settled in connection with Part D Transaction	(140)	13.49
Vested following Part D Transaction	(15)	14.25
Forfeited following Part D Transaction	(45)	12.99

Non-vested at end of year	730	$13.45

        The performance shares settled in connection with the Part D Transaction represent shares awarded to employees of the Part D segment, which were settled by CVS Caremark. The total fair value of performance shares vested during 2011 was $163,000.

18. UNIVERSAL AMERICAN CORP. 401(k) SAVINGS PLAN

        Effective April 1, 1992, we adopted the Universal American Corp. 401(k) Savings Plan. The 401(k) plan is a voluntary contributory plan under which employees may elect to defer compensation for federal income tax purposes under Section 401(k) of the Internal Revenue Code of 1986. The employee is entitled to participate in the 401(k) plan by contributing through payroll deductions up to 100% of the employee's compensation. The participating employee is not taxed on these contributions until they are distributed. Amounts credited to employee's accounts under the 401(k) plan are invested by the employer-appointed investment committee. Currently, we match employee contributions with our common stock in amounts equal to 100% of the employee's first 1% of contributions and 50% of the employee's next 4% of contributions to a maximum matching contribution of 3% of the employee's eligible compensation. Our matching contributions vest at the rate of 25% per plan year, starting at the end of the second year. We made discretionary matching contributions under the 401(k) plan of $2.2 million in 2011, $2.6 million in 2010, and $2.2 million in 2009.

        Participants have the option to transfer / reallocate at will, outside of blackout periods, both vested and unvested employer contributions invested in our common stock to any of the other investments available under the 401(k) plan. The 401(k) plan held 734,370 shares of our common stock at December 31, 2011, which represented 19% of total plan assets and 831,194 shares of our common stock at December 31, 2010, which represented 36% of total plan assets. At the closing of the Part D

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. UNIVERSAL AMERICAN CORP. 401(k) SAVINGS PLAN (Continued)

Transaction, all shares of Old Universal American common stock in the 401(k) plan were automatically converted into $14.00 per share in cash plus one share of New Universal American common stock.

        Generally, a participating employee is entitled to distributions from the 401(k) plan upon termination of employment, retirement, death or disability. 401(k) plan participants who qualify for distributions may receive a single lump sum, have the assets transferred to another qualified plan or individual retirement account, or receive a series of specified installment payments.

        In connection with the closing of the Part D Transaction, Old UAM employees became employees of New UAM and the Plan continued in effect with the same terms and conditions. Part D employees became employees of CVS Caremark, and their participation in the Plan terminated. As a result, Part D employees are no longer eligible to make contributions to the Plan and became 100% vested in the employer match.

19. STATUTORY FINANCIAL DATA

        Our insurance subsidiaries are required to maintain minimum amounts of statutory capital and surplus as required by regulatory authorities. However, substantially more than such minimum amounts are needed to meet statutory and administrative requirements of adequate capital and surplus to support the current level of our insurance subsidiaries' operations. Each of the insurance subsidiaries' statutory capital and surplus exceeds its respective minimum statutory requirement and are at levels we believe are sufficient to support their currently anticipated levels of operation. Additionally, the National Association of Insurance Commissioners, known as NAIC, imposes regulatory risk-based capital, known as RBC, requirements on insurance companies. At December 31, 2011, all of our insurance subsidiaries maintained ratios of total adjusted capital to RBC in excess of the "authorized control level." The combined statutory capital and surplus, including asset valuation reserve, of the insurance subsidiaries totaled $474.2 million (unaudited) and $752.0 million at December 31, 2011 and 2010, respectively. For the years ended December 31, 2011, 2010 and 2009, the insurance subsidiaries generated statutory net income of $17.2 million (unaudited), $204.0 million and $156.2 million, respectively. In connection with the closing of the Part D Transaction, ownership of our life insurance subsidiary, Pennsylvania Life Insurance Company, was transferred to CVS Caremark. Pennsylvania Life had capital and surplus of $268.9 million at December 31, 2010. At the time of the transfer on April 29, 2011, Pennsylvania Life had capital and surplus of $231.4 million of which $184.4 million was included in the amount distributed to Universal American shareholders in connection with the Part D Transaction. The 2010 and 2009 results include Pennsylvania Life's statutory net income of $116.0 million and $94.6 million.

        Our HMO companies are also required to maintain minimum amounts of capital and surplus, as required by regulatory authorities and are also subject to RBC requirements. At December 31, 2011, the statutory capital and surplus of each of our HMO affiliates exceeds its minimum requirement and its RBC is in excess of the "authorized control level." The statutory capital and surplus for our HMO affiliates was $135.2 million (unaudited) and $136.5 million at December 31, 2011 and 2010, respectively. Statutory net income for our HMO affiliates was $18.4 million (unaudited), $21.9 million and $8.4 million for the years ended December 31, 2011, 2010 and 2009, respectively.

        Based on current estimates, we expect the aggregate amount of dividends that may be paid to our parent company in 2012 without prior approval by state regulatory authorities is approximately $52.1 million.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

19. STATUTORY FINANCIAL DATA (Continued)

        Effective December 31, 2009, the National Association of Insurance Commissioners, know as NAIC, had adopted SSAP 10R Income Taxes. SSAP 10R is a temporary replacement of SSAP 10 that effectively expands the amount of Deferred Tax Assets, or DTA's, that qualify as admitted assets, with an original sunset provision after December 31, 2010. During 2010 the NAIC extended the sunset provision deadline to December 31, 2011. The adoption of SSAP 10R effective December 31, 2009 allowed us to admit additional DTA's (and increase Capital & Surplus) of $7.4 million and $14.3 million for 2011 and 2010, respectively. Effective January 1, 2012, the NAIC has adopted SSAP 101, Income Taxes, a replacement of SSAP 10R. We do not expect any significant change to statutory deferred income taxes as result of implementation.

20. OTHER OPERATIONAL DISCLOSURES

        Restructuring Charges:    We have undertaken several initiatives to realign our organization and consolidate certain functions to increase efficiency and responsiveness to customers and reduce costs, in order to meet the challenges and opportunities presented by the sale of our Part D business, our decision to discontinue selling new Traditional insurance products, closure of our career agency operations, current economic environment and anticipated effects of Medicare reform.

        In April 2011, we sold our Part D business, significantly reducing the size of our business. Following the sale, we began to review our operations for opportunities to resize our expense structure to match the smaller size of our company.

        One aspect of the review focused on our distribution system. We have historically distributed our products through both independent agency and career agency models. As a result of our decision to discontinue new sales of our Traditional insurance products after the second quarter of 2012, and the shortened selling period for Medicare Advantage products, we determined that our Career Agency model was no longer cost effective. We have begun a process to convert our Career agents to independent agents. This has impacted our anticipated recoveries of advances we made to Career managers during the period of our Medicare Advantage expansion during 2009 and 2010, as noted in the agent balance section below. As a result, in the fourth quarter of 2011, we incurred charges of $5.8 million to increase our reserves for uncollectible agent balances. Additionally, we had invested $11.8 million to develop a system for the administration of commissions for our Career agents. With the conversion of our Career agents, we incurred a charge in the fourth quarter of 2011 to expense these development costs. We also maintained an intangible asset related to our acquisition of a Career agency sales force in 2004. As a result of our closure of our Career Agency operations, we reviewed the recoverability of that asset and determined that it had no fair value. As a result, in the fourth quarter of 2011, we recognized an impairment loss of $15.6 million.

        Another aspect of our review focused on the size of our workforce relative to the smaller size of our company as a result of the sale of our Part D business and reduced Medicare Advantage membership. In December 2011, we committed to a plan to reduce our workforce that our Board of Directors approved. We incurred charges of approximately $4.2 million for the severance and other benefits related to this plan. We paid $166,000 in December 2011 and the remaining $4.0 million, which is expected to be paid in 2012, is accrued as of December 31, 2011.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

20. OTHER OPERATIONAL DISCLOSURES (Continued)

        We had several leased properties that were vacated in connection with the closure of our Career Agency operations, resulting in a charge of $250,000 related to our remaining lease obligations on those properties.

        In 2009, we engaged a consultant and began a comprehensive review of our ongoing business with an emphasis on potential operating cost reductions. These efforts took on additional significance, in light of the reinsurance of the Life and Annuity business and the anticipated reductions in funding of Medicare Advantage Plans announced during the first quarter of 2009. As a result of this review, in the second quarter of 2009, we committed to a plan to reduce costs, including the in-sourcing of billing and enrollment for our health Plan business, workforce reduction and consolidation of facilities. This plan was substantially completed at December 31, 2009. We incurred total restructuring charges of $4.9 million during the year ended December 31, 2009. These charges are included in restructuring costs in our Consolidated Statements of Operations. A summary of our restructuring liability balance as of December 31, 2011, 2010, and 2009 and restructuring activity for the years then ended is as follows:

	Segment	January 1, Balance	Charge to Earnings	Cash Paid	Non-cash	December 31, Balance
	(in thousands)
2011
Agency termination	Corporate & Other	$—	$33,253	$—	$(33,253)	$—
Workforce reduction	Corporate & Other	—	4,161	(166)	—	3,995
Facility consolidation	Corporate & Other	—	250	—	—	250
Facility consolidation	Traditional	548	—	—	(105)	443

Total		$548	$37,664	$(166)	$(33,358)	$4,688

2010
Workforce reduction	Traditional	$147	$—	$(147)	$—	$—
Facility consolidation	Traditional	697	—	—	(149)	548

Total		$844	$—	$(147)	$(149)	$548

2009
Contract termination costs	Medicare Advantage	$—	$3,500	$(3,500)	$—	$—
Workforce reduction	Traditional	—	608	(461)	—	147
Facility consolidation	Traditional	—	796	—	(99)	697

Total		$—	$4,904	$(3,961)	$(99)	$844

        Agent Balances:    In late 2006 we began recruiting career managers to develop offices for distribution of our new Medicare Advantage products and opened a significant number of new "expansion" offices. We advanced much of the cost of the development of these new offices to the Career managers, expecting to be repaid from future profits of the office.

        As a result of regulatory changes in 2009, the PFFS product became unavailable as of January 1, 2011, except in areas that had approved CMS network access requirements or in certain designated rural areas. Our PFFS membership was dispersed and our distribution was developed to have a presence in these areas. During 2009, in response to these and other changes, including the reinsurance

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

20. OTHER OPERATIONAL DISCLOSURES (Continued)

of the Life and Annuity business, we evaluated the potential impacts to our distribution. This evaluation consisted of determining whether the office was in a "core" market, the level of expenses being incurred by the office, the level of in-force commission and the anticipated future production. As a result of this review, we identified a significant number of offices to be closed or restructured and in 2009 we incurred charges totaling $13.6 million related to the underperforming offices.

        In 2010, CMS condensed the selling season for Medicare Advantage products for the 2011 plan year. The selling season for the 2010 plan year consisted of an annual enrollment period (from November 15, 2009 to December 31, 2009) and an open enrollment period (from January 1, 2010 to March 31, 2010). The open enrollment period was eliminated for the 2011 plan year, effectively reducing the selling period by three months. Additionally, on November 19, 2010, we received notice from CMS of the imposition of intermediate sanctions (suspension of enrollment and marketing) for all of our Medicare Advantage contracts, effective December 5, 2010. On account of the shortened selling season and the CMS sanction, we performed a more intensive review of our agency sales force during the fourth quarter of 2010 and incurred additional charges totaling $15.0 million related to underperforming offices.

        Late in the fourth quarter of 2011, after the conclusion of the Annual Open Enrollment Period for Medicare Advantage Plans, we assessed the production from our sales force and noted that production was below expectations. Additionally during the fourth quarter of 2011, we decided to discontinue new sales for all Traditional insurance products after the second quarter of 2012. As a result, we decided to substantially close down our career agency sales force, converting certain career agents to an independent agent/brokerage model. As a result of those changes, we recorded a charge to income with a corresponding increase to our reserves for uncollectible agent balances of $5.8 million. Advances to agents are reported in the consolidated balance sheets net of allowances of $57.7 million and $47.9 million at December 31, 2011 and 2010, respectively.

        Special Dividend:    On July 28, 2010, the Board of Directors of the Company approved the payment of a special cash dividend of $2.00 per share to each holder of the Company's outstanding common stock and Series A Preferred Stock. This special cash dividend was paid on August 19, 2010 to the shareholders of record as of the close of business on August 5, 2010. On the payment date, as required under the terms of the 2007 Credit Facility, we made an additional principal payment on our term loan equal to 50% of the dividend payment. The cumulative dividend payment was $156.0 million and the principal payment was $78.0 million. In addition, pursuant to the terms of our 1998 Incentive Compensation Plan, we were required to reduce the exercise price on unexercised options by the amount of the dividend, $2.00 per share. We also established a liability for the dividends related to unvested restricted stock and performance shares. These dividends will be paid out as the restricted stock and performance shares vest. This dividend payable liability was $2.0 million and $3.3 million at December 31, 2011 and 2010, respectively.

        Sale of CHCS:    On April 26, 2010, we entered into an agreement to sell the outstanding common stock of CHCS, our administrative services company, to Patni Americas, Inc, a wholly-owned subsidiary of Patni Computer Systems Limited (now iGate Patni), for $6.0 million in cash, subject to an adjustment for any net working capital remaining at CHCS on the closing date. The transaction closed on June 9, 2010, with an effective date of April 1, 2010. The operations of CHCS are included in consolidated results up to the effective date of the sale. The total consideration was approximately $7.5 million. Our carrying value of the assets disposed of in connection with the sale of CHCS was approximately $7.1 million, including $4.4 million of goodwill. After consideration of transaction costs of approximately $0.3 million, we recognized an immaterial gain on the disposition.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

20. OTHER OPERATIONAL DISCLOSURES (Continued)

  Supplemental Cash Flow Information:

	2011	2010	2009
	(in thousands)
Cash paid for interest	$1,577	$20,067	$20,632

Cash paid for income taxes	$62,510	$7,930	$33,322

21. DISCONTINUED OPERATIONS

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

        Summarized financial information for our discontinued operations, including expenses of the transaction for the years ended December 31, 2011, 2010, and 2009, is presented below:

	2011	2010	2009
Net premium and policyholder fees earned	$815,370	$2,183,950	$1,980,907
Net realized loss on investments	(11,925)	(1,580)	—
Other income	18,535	3,070	3,485

Total revenues	821,980	2,185,440	1,984,392

Benefits, claims and expenses:
Claims and other benefits	807,161	1,798,216	1,587,076
Amortization of present value of future profits	5,348	16,046	16,046
Expenses of transactions	16,416	4,034	—
Other operating costs and expenses	72,299	212,044	226,586

Total benefits, claims and expenses	901,224	2,030,340	1,829,708

(Loss) income from discontinued operations before income taxes	(79,244)	155,100	154,684
(Benefit) provision from income taxes(1)	(35,969)	48,452	55,209

(Loss) income from discontinued operations	$(43,275)	$106,648	$99,475

(1)
Income taxes for the years ended December 31, 2011 and 2010 include non-recurring tax benefits due to state tax refunds and deferred taxes related to the business sold in the Part D Transaction of $8.2 million and $6.9 million, respectively.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

21. DISCONTINUED OPERATIONS (Continued)

        Total assets and liabilities of discontinued operations at December 31, 2010 are as follows:

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

        The following are notable corporate items that were related to Old Universal American and thus reported in discontinued operations in the historical balance sheets.

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

        Continuing Cash Flows—In connection with the Part D Transaction, CVS Caremark and New Universal American entered into a Transition Services Agreement or TSA, under which New Universal American will continue to provide certain services to CVS Caremark, based on historical cost, for up to one year following the closing of the Part D Transaction, or a lesser period, with timing determined on a service-by-service basis. The cost of such services provided under the TSA, from the closing of the Part D Transaction through December 31, 2011, amounted to $9.4 million and was recorded in other operating costs and expenses in the consolidated statements of operations. Related revenues of $9.4 million were recorded in fees and other income.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

21. DISCONTINUED OPERATIONS (Continued)

        Prior to the Part D Transaction, our Medicare Part D segment provided Prescription Benefit Management, or PBM, services to our Medicare Advantage segment in connection with the Medicare Part D aspects of Medicare Advantage products. In connection with the Part D Transaction, we entered into an agreement with CVS Caremark to provide these services pursuant to a PBM services agreement with a term commencing October 15, 2011 and continuing through December 31, 2016, subject to earlier termination under certain specified circumstances. Prior to the Part D Transaction, amounts for these services were recorded as expense by our Medicare Advantage segment and Revenue by our Part D Segment and eliminated in consolidation. The cost of such services was $1.8 million and $7.3 million for the years ended December 31, 2011 and 2010, respectively and was recorded in other operating costs and expenses in the consolidated statements of operations.

        Prior to the Part D Transaction, the net retained Traditional business of Pennsylvania Life was assumed, on a 100% quota share coinsurance basis, by one of our retained subsidiaries through an Indemnity Reinsurance Agreement, essentially excluding this business from the Part D Transaction. We will continue to perform the administration of this business.

        We do not believe our ongoing accounting relationship with CVS Caremark is significant and therefore it does not impact our conclusion on discontinued operations treatment for this business.

22. COMMITMENTS AND CONTINGENCIES

  Legal Proceedings

        We are subject to a variety of legal proceedings, claims, and litigation, including claims for benefits under insurance policies and claims by members, providers, customers, employees, regulators and other third parties. In some cases, plaintiffs seek punitive damages. While the outcome of these matters is currently not determinable, we do not currently expect that the ultimate costs to resolve these matters will have a material adverse effect on our consolidated financial position, results of operations, or cash flows.

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

        Laws and regulations governing Medicare and other state and federal healthcare and insurance programs are complex and subject to significant interpretation. As part of the recent healthcare reform

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

22. COMMITMENTS AND CONTINGENCIES (Continued)

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

  Lease Obligations

        We are obligated under lease agreements for our executive and administrative offices primarily in New York, Florida, and Texas. Rent expense was $7.3 million, $5.7 million, and $7.9 million for the years ended December 31, 2011, 2010 and 2009, respectively. Annual minimum rental commitments, subject to escalation, under non-cancelable operating lease (in thousands) are as follows:

2012	$4,987
2013	4,148
2014	4,159
2015	3,448
2016	2,341
Thereafter	758

Total	$19,841

  Contractual Commitment

        In connection with our sale of CHCS to iGate Patni, we entered into a master services agreement covering the services iGate Patni provides to us. The amended master services agreement now provides for guarantee payments if total fees for services are below $21 million per year or $124 million over the five year initial term of the master service agreement, which ends May 2015. Through December 31, 2011, we have utilized services in excess of the guaranteed minimums.

23. BUSINESS SEGMENT INFORMATION

        Our business segments are based on product and consist of

  •
  Senior Managed Care—Medicare Advantage, and

  •
  Traditional Insurance.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

23. BUSINESS SEGMENT INFORMATION (Continued)

        We also report the activities of our holding company, along with the operations formerly reported in the Senior Administrative Services segment that remained after the sale of our previously-owned third party administrator, CHCS, in a separate segment—Corporate & Other.

        We closed the Part D Transaction on April 29, 2011 (see Note 1—Organization and Company Background). The sale eliminated all of the business operations of our Medicare Part D segment and certain debt service expenses of our Corporate & Other segment. Beginning with our June 30, 2011 quarterly report on Form 10-Q, the current and historical results are reported as discontinued operations that related to the Part D business (see Note 21—Discontinued Operations).

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

        A description of our business segments is as follows:

        Senior Managed Care—Medicare Advantage—The Senior Managed Care—Medicare Advantage segment contains the operations of our initiatives in managed care for seniors.

  •
  HMO plans: Our HMO plans are offered under contracts with CMS and provide all basic Medicare covered benefits with reduced member cost-sharing as well as additional supplemental benefits, including a defined prescription drug benefit. We built this coordinated care product around contracted networks of providers who, in cooperation with the health plan, coordinate an active medical management program.

  •
  In connection with the HMOs, we operate separate Management Service Organizations, known as MSOs that manage that business and affiliated Independent Physician Associations or IPAs. We participate in the net results derived from these affiliated IPAs.

  •
  PPO plans: Our PPO plans are offered under contracts with CMS and provide all basic Medicare covered benefits with reduced member cost-sharing as well as additional supplemental benefits, including a defined prescription drug benefit. This coordinated care product is built around contracted networks of providers who, in cooperation with the health plan, coordinate an active medical management program.

  •
  PFFS Plans: Our PFFS plans are offered under contracts with CMS and provide enhanced health care benefits compared to traditional Medicare, subject to cost sharing and other limitations. These plans have limited provider network restrictions, which allow the members to have more flexibility in the delivery of their health care services than other Medicare Advantage plans with limited provider network restrictions. Some of these products include a defined prescription drug benefit.

        Traditional Insurance—This segment consists of Medicare supplement and other senior health products, specialty health insurance products, primarily fixed benefit accident and sickness insurance and senior life insurance business distributed through our career agency sales force and through our network of independent general agencies, and products that we no longer sell such as long-term care,

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

23. BUSINESS SEGMENT INFORMATION (Continued)

disability, major medical, universal life and fixed annuities. We have decided to discontinue selling new Traditional insurance products after June 1, 2012.

        Financial data by segment, with a reconciliation of segment revenues and segment income (loss) before income taxes to total revenue and net income in accordance with U.S. generally accepted accounting principles is as follows:

	2011		2010		2009
	Revenues	Income (Loss) Before Income Taxes	Revenues	Income (Loss) Before Income Taxes	Revenues	Income (Loss) Before Income Taxes
	(in thousands)
Senior Managed Care—Medicare Advantage	$1,988,368	$67,964	$3,182,435	$149,071	$2,642,990	$134,810
Traditional Insurance	281,084	13,168	307,451	1,168	346,444	(20,518)
Corporate & Other	15,207	(77,893)	11,295	(37,601)	43,118	(29,356)
Intersegment revenues	(2,784)	—	(5,971)	—	(28,175)	—
Adjustments to segment amounts:
Net realized gains (losses)(1)	841	841	6,575	6,575	(24,988)	(24,988)

Total	$2,282,716	$4,080	$3,501,785	$119,213	$2,979,389	$59,948

(1)
We evaluate the results of operations of our segments based on income before realized gains and losses and income taxes. Management believes that realized gains and losses are not indicative of overall operating trends.

        Identifiable assets by segment are as follows:

	December 31, 2011	December 31, 2010
	(in thousands)
Senior Managed Care—Medicare Advantage	$542,345	$990,194
Traditional Insurance	1,331,438	1,296,057
Corporate & Other	2,047,902	1,889,457
Intersegment assets(1)	(1,533,167)	(1,531,540)
Assets of discontinued operations	—	1,011,842

Total Assets	$2,388,518	$3,656,010

(1)
Intersegment assets include the elimination of the parent holding company's investment in its subsidiaries as well as the elimination of other intercompany balances.

        The decline in segment assets for Senior Managed Care—Medicare Advantage is primarily the result of lower membership resulting in a lower level of assets required to support lower reserves and target capital. This caused a shift of assets to Corporate & Other.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

24. CONDENSED QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

        The quarterly results of operations are presented below. Due to the use of weighted average shares outstanding when determining the denominator for earnings per share, the sum of the quarterly per common share amounts may not equal the full year per common share amounts.

	Three Months Ended
2011	March 31,	June 30,	September 30,	December 31,
	(in thousands)
Total revenue, as previously reported	$1,241,838	$577,341	$581,913	$529,075
Less: revenues of discontinued operations	(647,451)	—	—	—

Total revenue	594,387	577,341	581,913	529,075

(Loss) income from continuing operations before income taxes	(510)	7,151	20,415	(22,976)
(Benefit) provision for income taxes	(1,307)	3,195	6,311	(4,378)

Income (loss) from continuing operations	797	3,956	14,104	(18,598)

Loss from discontinued operations, net of taxes	(33,025)	(8,847)	—	(1,403)

Net (loss) income	$(32,228)	$(4,891)	$14,104	$(20,001)

(Loss) earnings per common share:
Basic:
Income (loss) from continuing operations	$0.01	$0.05	$0.18	$(0.23)
Loss from discontinued operations	(0.42)	(0.11)	—	(0.02)

Net (loss) income	$(0.41)	$(0.06)	$0.18	$(0.25)

Diluted:
Income (loss) from continuing operations	$0.01	$0.05	$0.17	$(0.23)
Loss from discontinued operations	(0.41)	(0.11)	—	(0.02)

Net (loss) income	$(0.40)	$(0.06)	$0.17	$(0.25)

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

24. CONDENSED QUARTERLY RESULTS OF OPERATIONS (UNAUDITED) (Continued)

	Three Months Ended
2010	March 31,	June 30,	September 30,	December 31,
	(in thousands)
Total revenue, as previously reported	$1,512,774	$1,456,594	$1,340,275	$1,377,582
Less: revenues of discontinued operations	(644,219)	(582,351)	(456,659)	(502,211)

Total revenue	868,555	874,243	883,616	875,371

Income (loss) from continuing operations before income taxes	36,580	51,660	41,208	(10,235)
Provision (benefit) for income taxes(1)	12,693	18,285	7,511	(307)

Income (loss) from continuing operations(1)	23,887	33,375	33,697	(9,928)

(Loss) income from discontinued operations, net of taxes(1)	(22,486)	(12,366)	27,047	114,453

Net income	$1,401	$21,009	$60,744	$104,525

Earnings (loss) per common share:
Basic:
Income (loss) from continuing operations(1)	$0.30	$0.43	$0.43	$(0.12)
(Loss) income from discontinued operations(1)	(0.28)	(0.16)	0.35	1.46

Net income	$0.02	$0.27	$0.78	$1.34

Diluted:
Income (loss) from continuing operations(1)	$0.30	$0.43	$0.43	$(0.12)
(Loss) income from discontinued operations(1)	(0.28)	(0.16)	0.34	1.46

Net income	$0.02	$0.27	$0.77	$1.34

(1)
Results from continuing operations and discontinued operations for the quarters ended March 31 and June 30, 2010 have been restated to reflect the reclassification of $2.0 million and $0.9 million, respectively, of tax benefits attributable to pre-acquisition tax returns of MemberHealth, Inc. from continuing operations to discontinued operations. The impact resulted in a shift of earnings per share between continuing operations and discontinued operations of $0.03 in the first quarter of 2010 and $0.01 in the second quarter of 2010. This reclassification had no impact on consolidated net income or earnings per share.

25. SUBSEQUENT EVENT

  APS Healthcare Acquisition

        On January 11, 2012, we entered into a definitive agreement to acquire APS Healthcare, Inc., a leading provider of specialty healthcare solutions, from affiliates of the private equity firm GTCR LLC ("GTCR"). The purchase price for the transaction is (i) $227.5 million, consisting of $147.5 million in cash to retire APS Healthcare's outstanding indebtedness and other liabilities, and $80 million in Universal American common stock, plus (ii) up to $50 million in potential performance based consideration, payable in cash in March 2014 to the extent APS Healthcare's financial results exceed certain thresholds. The transaction, which is expected to close during the first quarter of 2012, is subject to customary closing conditions, including regulatory approvals.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

25. SUBSEQUENT EVENT (Continued)

        The transaction significantly enhances Universal American's breadth of capabilities to participate in the emerging growth opportunities in healthcare, including the large dual eligible opportunity. APS Healthcare brings a full range of healthcare solutions, including case management and care coordination, clinical quality and utilization review, and behavioral health services that enable its customers to reduce healthcare costs and improve the quality of their care. APS Healthcare's 400 customers include Medicaid Agencies, state and local governments, health plans, employers and labor trust groups and it serves approximately 30 government programs in 25 states and Puerto Rico covering over 17 million members, making it one of the largest specialty healthcare services companies in the country. APS Healthcare is headquartered in White Plains, NY.

        The Universal American stock to be issued will be valued based on the volume weighted average closing price of Universal American common stock for the 10 days prior to closing and is subject to a $10.30 to $13.50 collar. At closing, Universal American intends to enter into a $150 million term loan and $75 million revolving credit facility. The $150 million term loan portion of the credit facility will be used to repay APS Healthcare's outstanding indebtedness. At closing, GTCR will have the right to appoint one member to the Universal American board of directors.

Schedule I—Summary of Investments Other Than Investments in Related Parties

UNIVERSAL AMERICAN CORP.

December 31, 2011 and 2010

	December 31, 2011
Classification	Par Value	Amortized Cost	Fair Value	Carrying Value
	(in thousands)
U.S. Treasury securities and obligations of U.S. Government	$42,000	$42,055	$43,086	$43,086
Government sponsored agencies	17,300	17,185	18,847	18,847
Other political subdivisions	94,965	105,092	108,018	108,018
Corporate debt securities	519,326	534,990	546,678	546,678
Foreign debt securities	74,739	78,359	75,416	75,416
Residential Mortgage-backed securities	261,561	265,448	278,259	278,259
Commercial-backed securities	74,405	78,506	79,796	79,796
Other Asset-backed securities	78,199	79,039	72,848	72,848

Sub-total	$1,162,495	$1,200,674	$1,222,948	$1,222,948

Other invested assets				1,561

Total investments				$1,224,509

	December 31, 2010
Classification	Par Value	Amortized Cost	Fair Value	Carrying Value
	(in thousands)
U.S. Treasury securities and U.S. Government obligations	$73,685	$75,543	$75,192	$75,192
Government sponsored agencies	81,355	81,097	82,963	82,963
Other political subdivisions	138,200	154,348	151,184	151,184
Corporate debt securities	565,080	585,629	595,260	595,260
Foreign debt securities	101,123	104,554	104,634	104,634
Residential Mortgage-backed securities	193,189	197,033	204,137	204,137
Commercial-backed securities	89,886	91,674	89,723	89,723
Other Asset-backed securities	96,800	98,726	95,405	95,405

Sub-total	$1,339,318	$1,388,604	$1,398,498	1,398,498

Other invested assets				1,409

Total investments				$1,399,907

Schedule II—Condensed Financial Information of Registrant

UNIVERSAL AMERICAN CORP.

(Parent Company)

CONDENSED BALANCE SHEETS

December 31, 2011 and 2010

	2011	2010
	(in thousands)
ASSETS
Cash and cash equivalents	$23,591	$48,838
Fixed maturities available for sale, at fair value (amortized cost: 2010, $21,236)	—	21,144
Investments in subsidiaries	895,421	880,808
Advances to agents	5,600	11,400
Surplus note receivable from affiliate	60,000	60,000
Due from affiliates	—	71,043
Deferred loan origination fees	980	—
Income tax receivable	56,581	—
Deferred income tax asset	7,390	17,514
Other assets	3,744	15,248
Assets of discontinued operations	—	789,628

Total assets	$1,053,307	$1,915,623

LIABILITIES AND STOCKHOLDERS' EQUITY
Series A mandatorily redeemable preferred shares	$40,000	$—
Due to affiliates	6,907	—
Income tax payable	—	48,649
Amounts payable and other liabilities	21,094	7,440
Liabilities of discontinued operations	—	356,840

Total liabilities	68,001	412,929

Total stockholders' equity	985,306	1,502,694

Total liabilities and stockholders' equity	$1,053,307	$1,915,623

See notes to condensed financial statements.

UNIVERSAL AMERICAN CORP.

(Parent Company)

CONDENSED STATEMENTS OF OPERATIONS

For the Three Years Ended December 31, 2011

	2011	2010	2009
	(in thousands)
REVENUES:
Surplus note investment income—affiliated	$—	$—	$65
Net investment income—unaffiliated	62	160	485
Realized (loss) gain on investments	(87)	63	—

Total revenues	(25)	223	550

EXPENSES:
Selling, general and administrative expenses	46,973	5,221	4,024
Stock compensation expense	17,012	9,994	9,417
Interest expense	2,267	—	—

Total expenses	66,252	15,215	13,441

Loss before income tax benefit and equity in net income of subsidiaries	(66,277)	(14,992)	(12,891)
Income tax benefit	23,197	4,822	5,539

Loss before equity in net income of subsidiaries	(43,080)	(10,170)	(7,352)
Equity in net income of subsidiaries	43,339	91,201	48,181

Income from continuing operations	259	81,031	40,829

Discontinued Operations:
(Loss) income from discontinued operations, net of income taxes	(32,605)	109,270	99,475
Expenses of transactions, net of income taxes	(10,670)	(2,622)	—

(Loss) income from discontinued operations	(43,275)	106,648	99,475

Net (loss) income	$(43,016)	$187,679	$140,304

See notes to condensed financial statements.

UNIVERSAL AMERICAN CORP.

(Parent Company)

CONDENSED STATEMENTS OF CASH FLOWS

For the Three Years Ended December 31, 2011

	2011	2010	2009
	(in thousands)
Cash flows from operating activities:
Net (loss) income	$(43,016)	$187,679	$140,304
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Loss (income) from discontinued operations	43,275	(106,648)	(99,475)
Equity in net income of subsidiaries	(43,339)	(98,142)	(48,181)
Realized loss (gain) on investments	87	(63)	—
Stock based compensation	17,012	9,994	9,417
Amortization of deferred loan origination fees	122	—	—
Impairment of agents balances	5,800	—	—
Change in amounts due to/from subsidiaries	77,950	(322)	165
Change in income taxes receivable	(105,230)	50,659	17,769
Deferred income taxes	10,124	(3,004)	(5,881)
Change in other assets and liabilities	9,386	(12,336)	(10,879)

Cash (used for) provided by operating activities from continuing operations	(27,829)	27,817	3,239
Cash used for operating activities from discontinued operations	(6,460)	(5,090)	(12,823)

Cash (used for) provided by operating activities	(34,289)	22,727	(9,584)

Cash flows from investing activities:
Sale (purchase) of fixed maturities	21,149	(21,236)	—
Redemption of surplus note due from affiliate	—	—	5,549
Capital contributions to subsidiaries	(12,953)	—	—
Dividends from subsidiaries	40,061	166,155	7,871
Proceeds from sale of CHCS	—	7,465	—
Purchase of agent advances from subsidiaries, net of collections	—	(2,896)	11,026

Cash provided by investing activities	48,257	149,488	24,446

Cash flows from financing activities:
Net proceeds from issuance of common stock	4,782	6,969	4,411
Purchase of treasury stock	(11,069)	(5,937)	(63,693)
Issuance of new debt	40,000	—	—
Payment of debt issue costs	(1,102)	—	—
Dividends paid to stockholders	(1,416)	(156,095)	—
Settlement of equity awards to employees and directors	(33,545)	—	—
Contributions to discontinued operations	(36,015)	—	—

Cash used for financing activities from continuing operations	(38,365)	(155,063)	(59,282)
Cash used for financing activities from discontinued operations	(850)	(80,885)	(8,038)

Cash used for financing activities	(39,215)	(235,948)	(67,320)

Net decrease in cash and cash equivalents	(25,247)	(63,733)	(52,458)
Cash and cash equivalents:
At beginning of year	48,838	112,571	165,029

At end of year	$23,591	$48,838	$112,571

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$1,577	$—	—

Income taxes	$58,569	$38,000	$53,301

See notes to condensed financial statements.

UNIVERSAL AMERICAN CORP.

(Parent Company)

NOTES TO CONDENSED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

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

        In the parent company only financial statements, the parent company's investment in subsidiaries is stated at cost plus equity in undistributed earnings of subsidiaries since the date of acquisition less dividends paid to the parent company by the subsidiaries. The parent company's share of net income of its wholly owned unconsolidated subsidiaries is included in its net income using the equity method. These parent company only financial statements should be read in conjunction with the Company's consolidated financial statements.

2. ADVANCES TO AGENTS

        Universal American's insurance subsidiaries advance commissions to their respective agents for business submitted by the agents. Universal American has agreements with certain of its insurance subsidiaries whereby it purchases certain of the related receivables. The advances are recovered as the commissions are earned through the balance of the policy period.

3. MANDATORILY REDEEMABLE PREFERRED SHARES

        On April 29, 2011, in conjunction with the consummation of the Part D Transaction, New Universal American issued an aggregate of $40 million of Series A Mandatorily Redeemable Preferred Stock (the "Series A Preferred Stock"), representing 1,600,000 shares with a par value of $0.01 per share and a liquidation preference of $25.00 per share. The Series A Preferred Stock pays cash dividends at the rate of 8.5% per annum and is mandatorily redeemable on the six year anniversary of the issue date. The proceeds from the sale of the Series A Preferred Stock were used to pay a portion of the existing indebtedness and transaction expenses of Old Universal American at the closing of the Part D Transaction. New Universal American did not retain any proceeds from the sale of the Series A Preferred Stock. At the closing of the Part D Transaction, certain officers and directors of New Universal American collectively purchased an aggregate of $10 million of the Series A Preferred Stock.

        In accordance with ASC 480, Distinguishing Liabilities from Equity, because the issuance of the Series A Preferred Shares imposes an obligation on us requiring the transfer of assets, specifically, cash, at the redemption date, the Series A Preferred Shares will be treated as a liability on the condensed balance sheets, with the related dividends reported as interest expense on the condensed statements of operations. At December 31, 2011, we had accrued $0.7 million of such dividends, recorded in other liabilities in the condensed balance sheets.

        Issue costs of approximately $1.1 million were capitalized and will be amortized over the six year term of the Series A Preferred Shares.

UNIVERSAL AMERICAN CORP.

(Parent Company)

NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)

4. SURPLUS NOTES RECEIVABLE FROM AFFILIATES

        In 2007, Pyramid issued $60.0 million of surplus notes payable to our holding company, which bear interest at an average fixed rate of 7.5%. The notes are repayable beginning March 29, 2009 provided that capital and surplus are sufficient to maintain risk-based capital levels of 450% or greater in the immediate prior year end. However, Pyramid's risk-based capital ratio was below 450% at December 31, 2010 and 2009, thus no principal or interest payments were made during the years ended December 31, 2011 and 2010. As of December 31, 2011, Pyramid's risk-based capital ratio was in excess of 450%, thus $60 million in principal repayments and approximately $20 million in interest payments are expected to be made in 2012.

5. SPECIAL DIVIDEND

        On July 28, 2010, the Board of Directors of the Company approved the payment of a special cash dividend of $2.00 per share to each holder of the Company's outstanding common stock and Series A Preferred Stock. This special cash dividend was paid on August 19, 2010 to the shareholders of record as of the close of business on August 5, 2010. On the payment date, as required under the terms of the 2007 Credit Facility, we made an additional principal payment on our term loan equal to 50% of the dividend payment. The cumulative dividend payment was $156.0 million and the principal payment was $78.0 million. In addition, pursuant to the terms of our 1998 Incentive Compensation Plan, we were required to reduce the exercise price on unexercised options by the amount of the dividend, $2.00 per share. We also established a liability for the dividends related to unvested restricted stock and performance shares. These dividends will be paid out as the restricted stock and performance shares vest. This dividend payable liability was $2.0 million and $3.3 million at December 31, 2011 and 2010, respectively.

6. SALE OF CHCS

        On April 26, 2010, we entered into an agreement to sell the outstanding common stock of CHCS, our administrative services company, to Patni Americas, Inc, a wholly-owned subsidiary of Patni Computer Systems Limited (now iGate Patni), for $6.0 million in cash, subject to an adjustment for any net working capital remaining at CHCS on the closing date. The transaction closed on June 9, 2010, with an effective date of April 1, 2010. The operations of CHCS are included in consolidated results up to the effective date of the sale. The total consideration was approximately $7.5 million. Our carrying value of the assets disposed of in connection with the sale of CHCS was approximately $7.1 million, including $4.4 million of goodwill. After consideration of transaction costs of approximately $0.3 million, we recognized an immaterial gain on the disposition.

        In connection with our sale of CHCS to iGate Patni, we entered into a master services agreement covering the services iGate Patni provides to us. The contract provides for guarantee payments if total fees are below $25 million per year or $142.5 million for services over the five year initial term of the master service agreement, which ends May 2015. Through December 31, 2011, we have utilized services in excess of the contractual minimums.

7. DISCONTINUED OPERATIONS

        On April 29, 2011, we sold our Medicare Part D business to CVS Caremark. In accordance with ASC 360, effective with the closing of Part D Transaction on April 29, 2011, the results of operations

UNIVERSAL AMERICAN CORP.

(Parent Company)

NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)

7. DISCONTINUED OPERATIONS (Continued)

and cash flows related to our Medicare Part D business and related corporate items are reported as discontinued operations for all periods presented. In addition, the related assets and liabilities related to our Medicare Part D business and related corporate items have been segregated from the assets and liabilities related to our continuing operations and presented separately as investment in subsidiaries held for sale and liabilities of discontinued operations, respectively, in our parent-company-only balance sheets as of December 31, 2011 and 2010.

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

Schedule III—SUPPLEMENTAL INSURANCE INFORMATION
UNIVERSAL AMERICAN CORP.

(in thousands)

	Deferred Acquisition Costs	Reserves for Future Policy Benefits	Unearned Premiums	Policy and Contract Claims	Net Premium Earned	Net Investment Income	Policyholder Benefits	Net Change in DAC	Other Operating Expenses
2011
Senior Managed Care—Medicare Advantage	$—	$—	$—	$137,205	$1,960,201	$26,323	$1,613,020	$—	$307,383
Traditional Insurance	141,513	958,730	—	57,618	259,320	21,030	199,803	3,237	64,876
Corporate & Other	—	—	—	—	—	72	—	—	93,101
Intersegment and other adjustments	—	—	—	—	292	—	(8)	—	(2,776)

Segment Total	$141,513	$958,730	$—	$194,823	$2,219,813	$47,425	$1,812,815	$3,237	$462,584

2010
Senior Managed Care—Medicare Advantage	$—	$—	$—	$268,653	$3,155,805	$24,517	$2,638,587	$—	$394,778
Traditional Insurance	144,750	977,698	—	49,599	289,833	14,891	222,075	5,648	78,560
Corporate & Other	—	—	—	—	—	351	—	—	48,895
Intersegment and other adjustments	—	—	—	—	111	127	(21)	—	(5,950)

Segment Total	$144,750	$977,698	$—	$318,252	$3,445,749	$39,886	$2,860,641	$5,648	$516,283

2009
Senior Managed Care—Medicare Advantage	$—	$—	$—	$238,920	$2,616,596	$23,111	$2,156,603	$—	$351,577
Traditional Insurance	150,398	992,736	—	65,903	321,423	23,062	254,990	7,786	104,185
Corporate & Other	—	—	—	—	—	665	—	—	73,417
Intersegment and other adjustments	—	—	—	—	(28)	132	(35)	—	(29,082)

Segment Total	$150,398	$992,736	$—	$304,823	$2,937,991	$46,970	$2,411,558	$7,786	$500,097

Universal American Corp.

Schedule V

Valuation and Qualifying Accounts

	Balance Jan 1	Charged to Statement of Operations	Write-offs against allowance	Acquisition and Other Adjs.	Balance Dec 31
	(in thousands)
2011
Advances to agents	$47,919	$5,928	$—	$3,884	$57,731
Other assets(1)	52,181	16,253	(9,515)	539	59,458
Valuation allowance for deferred taxes	7,818	1,676	—	(7,606)	1,888
2010
Advances to agents	$24,446	$17,366	$—	$6,107	$47,919
Other assets(1)	37,271	26,155	(12,500)	1,255	52,181
Valuation allowance for deferred taxes	5,778	2,040	—	—	7,818
2009
Advances to agents	$10,412	$14,034	$—	$—	$24,446
Other assets(1)	20,814	18,549	(3,534)	1,442	37,271
Valuation allowance for deferred taxes	4,433	1,345	—	—	5,778

(1)
Represents valuation account on receivables related to Medicare Advantage products.