Form 10-Q
period 2012-03-31
UNIVERSAL AMERICAN CORP.
filed 2012-05-01
CIK 1514128

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012
OR
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

         Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Class of Common Stock	Outstanding at April 27, 2012
Non-voting, par value $0.01 per share	3,300,000 shares
Voting, par value $0.01 per share	85,526,312 shares

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

DISCLOSURE REGARDING FORWARD LOOKING STATEMENTS

        This report, including, without limitation, the information set forth or incorporated by reference under Part II, Item 1A "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations," and other risks and uncertainties set forth in this report and oral statements made from time to time by our executive officers contains "forward-looking" statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995, known as the PSLRA. Statements in this report that are not historical facts are hereby identified as forward-looking statements and are intended to be covered by the safe harbor provisions of the PSLRA. They can be identified by the use of the words "believe," "expect," "predict," "project," "potential," "estimate," "anticipate," "should," "intend," "may," "will" and similar expressions or variations of such words, or by discussion of future financial results and events, strategy or risks and uncertainties, trends and conditions in the Company's business and competitive strengths, all of which involve risks and uncertainties.

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

PART I

ITEM 1—FINANCIAL STATEMENTS

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except number of shares)

	March 31, 2012	December 31, 2011
	Unaudited	As adjusted
ASSETS
Investments:
Fixed maturities available for sale, at fair value (amortized cost: 2012, $1,105,942; 2011, $1,200,674)	$1,137,413	$1,222,948
Other invested assets	2,110	1,561

Total investments	1,139,523	1,224,509
Cash and cash equivalents	245,758	63,539
Accrued investment income	9,870	10,297
Deferred policy acquisition costs	105,107	106,391
Reinsurance recoverables—life	553,564	559,274
Reinsurance recoverables—health	119,764	122,269
Due and unpaid premiums	69,792	32,510
Present value of future profits and other amortizing intangible assets	45,179	17,401
Goodwill and other indefinite lived intangible assets	247,210	77,459
Income taxes receivable	50,922	51,175
Other assets	151,190	88,572

Total assets	$2,737,879	$2,353,396

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Reserves and other policy liabilities—life	$557,689	$561,889
Reserves for future policy benefits—health	411,163	408,872
Policy and contract claims—health	180,456	182,792
Premiums received in advance	131,895	17,072
Series A mandatorily redeemable preferred shares	40,000	40,000
Loan payable	150,000	—
Amounts due to reinsurers	7,036	9,204
Deferred income taxes payable	24,983	34,709
Other liabilities	168,341	145,723

Total liabilities	1,671,563	1,400,261

Commitments and contingencies (Note 11)
STOCKHOLDERS' EQUITY
Preferred stock (Authorized: 40 million shares)	—	—
Common stock—voting (Authorized: 400 million shares; issued and outstanding: 2012, 85.5 million shares; 2011, 78.2 million shares)	855	782
Common stock—non-voting (Authorized: 60 million shares; issued and outstanding: 3.3 million shares)	33	33
Additional paid-in capital	826,335	738,029
Accumulated other comprehensive income	15,186	11,166
Retained earnings	223,907	203,125

Total stockholders' equity	1,066,316	953,135

Total liabilities and stockholders' equity	$2,737,879	$2,353,396

See Notes to unaudited Consolidated Financial Statements.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

For the Three Months Ended March 31, 2012 and 2011

(Unaudited)

(in thousands, per share amounts in dollars)

	2012	2011
Revenues:
Net premium and policyholder fees earned	$496,641	$580,165
Net investment income	11,255	13,102
Fee and other income	16,947	1,408
Realized gain:
Total other-than-temporary impairment losses on securities	—	—
Portion of loss recognized in other comprehensive income (loss)	—	—

Net other-than-temporary impairment losses on securities recognized in earnings	—	—
Realized gain, excluding other-than-temporary impairment losses on securities	6,911	5

Net realized gain on investments	6,911	5

Total revenues	531,754	594,680

Benefits, claims and expenses:
Claims and other benefits	402,016	489,236
Change in deferred acquisition costs	1,284	1,877
Amortization of present value of future profits	1,421	1,172
Commissions	11,647	18,704
Reinsurance commissions and expense allowances	1,823	(3,195)
Interest expense	1,185	—
Other operating costs and expenses	77,848	86,682

Total benefits, claims and expenses	497,224	594,476

Income from continuing operations before income taxes	34,530	204
Provision for (benefit from) income taxes	13,770	(1,057)

Income from continuing operations	20,760	1,261

Discontinued operations:
Loss from discontinued operations, net of income taxes	—	(31,897)
Expenses of transactions, net of income taxes	—	(1,127)

Loss from discontinued operations	—	(33,024)

Net income (loss)	$20,760	$(31,763)

Earnings (loss) per common share:
Basic:
Continuing operations	$0.25	$0.02
Discontinued operations	—	(0.42)

Net income (loss)	$0.25	$(0.40)

Diluted:
Continuing operations	$0.25	$0.02
Discontinued operations	—	(0.42)

Net income (loss)	$0.25	$(0.40)

Comprehensive income (loss)	$24,780	$(31,922)

Weighted average shares outstanding:
Weighted average common shares outstanding	82,648	77,390
Less weighted average treasury shares	—	(3,092)

Basic weighted shares outstanding	82,648	74,298
Weighted average common equivalent of preferred shares outstanding	—	4,211
Effect of dilutive securities	446	1,456

Diluted weighted shares outstanding	83,094	79,965

See Notes to unaudited Consolidated Financial Statements.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

For the Three Months Ended March 31, 2012 and 2011

(Unaudited)

(in thousands)

		Common Stock
					Accumulated Other Comprehensive (Loss) Income
	Preferred Stock Series A	Voting	Non- Voting	Additional Paid-in Capital		Retained Earnings	Treasury Stock	Total
2011
Balance at January 1, 2011, as previously reported	$42	$786	$—	$801,155	$(2,469)	$734,598	$(31,418)	$1,502,694
Adoption of ASU 2010-26	—	—	—	—	—	(32,544)	—	(32,544)

Balance at January 1, 2011, as adjusted	42	786	—	801,155	(2,469)	702,054	(31,418)	1,470,150
Net loss	—	—	—	—	—	(31,763)	—	(31,763)
Other comprehensive loss	—	—	—	—	(159)	—	—	(159)
Issuance of common stock	—	7	—	5,258	—	—	—	5,265
Stock based compensation	—	—	—	1,498	—	—	—	1,498
Treasury shares purchased, at cost	—	—	—	—	—	—	(10,786)	(10,786)
Treasury shares reissued	—	—	—	(70)	—	—	(237)	(307)

Balance at March 31, 2011	$42	$793	$—	$807,841	$(2,628)	$670,291	$(42,441)	$1,433,898

2012
Balance at January 1, 2012, as adjusted	$—	$782	$33	$738,029	$11,166	$203,125	$—	$953,135
Net income	—	—	—	—	—	20,760	—	20,760
Other comprehensive income	—	—	—	—	4,020	—	—	4,020
Net issuance of common stock	—	8	—	9,670	—	—	—	9,678
Issuance of shares in connection with the acquisition of APS Healthcare	—	65	—	76,688	—	—	—	76,753
Stock-based compensation	—	—	—	1,948	—	—	—	1,948
Dividends to stockholders	—	—	—	—	—	22	—	22

Balance at March 31, 2012	$—	$855	$33	$826,335	$15,186	$223,907	$—	$1,066,316

See Notes to unaudited Consolidated Financial Statements.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months Ended March 31, 2012 and 2011

(Unaudited)

(in thousands)

	2012	2011
	(in thousands)
Operating activities:
Net income (loss)	$20,760	$(31,763)
Adjustments to reconcile net income (loss) to cash provided by operating activities, net of balances acquired:
Loss from discontinued operations	—	33,024
Deferred income taxes	1,591	3,485
Realized gains on investments	(6,911)	(5)
Amortization of present value of future profits	1,421	1,172
Net amortization of bond premium	1,546	2,250
Depreciation expense	2,126	2,657
Changes in operating assets and liabilities:
Deferred policy acquisition costs	1,284	1,877
Reserves and other policy liabilities—life	(4,200)	(4,841)
Reserves for future policy benefits—health	(723)	1,367
Policy and contract claims—health	(10,809)	(58,388)
Reinsurance balances	6,047	8,606
Due and unpaid/advance premium, net	77,541	(27,864)
Income taxes receivable	(4,603)	(67,272)
Other, net	(30,636)	(9,498)

Cash provided by (used for) operating activities from continuing operations	54,434	(145,193)
Cash used for operating activities from discontinued operations	—	(131,018)

Cash provided by (used for) operating activities	54,434	(276,211)

Investing activities:
Proceeds from sale, maturity, call, paydown or redemption of fixed maturity investments	552,240	466,977
Cost of fixed maturity investments acquired	(452,141)	(336,727)
Acquisition of APS Healthcare, net of cash acquired	(137,747)	—
Purchase of fixed assets	(1,734)	(2,711)
Other investing activities	13,085	(5,696)

Cash (used for) provided by investing activities	(26,297)	121,843

Financing activities:
Net proceeds from issuance of common and preferred stock, net of tax effect	9,678	5,265
Cost of treasury stock purchases	—	(10,786)
Dividends paid to stockholders	(1,704)	(209)
Proceeds from the issuance of loan payable	150,000	—
Settlement of equity awards to employees and directors	1,948	—
Payment of debt issue costs	(5,840)	—
Contributions to discontinued operations	—	(5,326)

Cash provided by (used for) financing activities from continuing operations	154,082	(11,056)
Cash provided by financing activities from discontinued operations	—	212,939

Cash provided by financing activities	154,082	201,883

Net increase in cash and cash equivalents	182,219	47,515
Less: net increase in cash and cash equivalents from discontinued operations	—	(81,921)

Net increase (decrease) in cash and cash equivalents from continuing operations	182,219	(34,406)
Cash and cash equivalents of continuing operations at beginning of period	63,539	23,224

Cash and cash equivalents of continuing operations at end of period	$245,758	$(11,182)

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

        New Universal American is a specialty health and life insurance holding company with an emphasis on providing a broad array of health insurance and managed care products and services to the growing senior population. Collectively, our health plans and insurance company subsidiaries are licensed to sell Medicare Advantage products, life, accident and health insurance and annuities in all fifty states and the District of Columbia. We currently sell Medicare Coordinated Care Plan products, which we call HMOs, Medicare coordinated care products built around contracted networks of providers, which we call PPOs, Medicare Advantage private fee-for-service products, known as PFFS Plans and our Traditional insurance products, consisting of Medicare supplement products, fixed benefit accident and sickness insurance and senior life insurance. Historically, we have distributed these products through career and independent general agency systems and on a direct to consumer basis. During the fourth quarter of 2011, we began a process to convert our career agents to independent agents and will distribute products through independent agents and on a direct to consumer basis going forward. We also intend to discontinue marketing and soliciting new Traditional insurance products after June 1, 2012.

        Universal American formed a new subsidiary, Collaborative Health Systems, to work with physicians and other healthcare professionals to form Accountable Care Organizations, or ACO's, under the Medicare Shared Savings Program. In April 2012, nine ACO's were approved for participation in the program by the Centers for Medicare & Medicaid Services. These nine ACO's include approximately 1,200 participating physicians covering an estimated 110,000 to 120,000 Original Medicare beneficiaries in Southeast Texas, New York, North Carolina, Georgia, Wisconsin, and Mississippi. Collaborative Health Systems will provide these ACO's with care coordination, analytics and reporting, technology and other administrative capabilities to enable participating physicians to deliver better care, improved health and lower healthcare costs for their Medicare fee-for-service patients.

        On March 2, 2012, we completed our acquisition of APS Healthcare, Inc. ("APS Healthcare"), a leading provider of specialty healthcare solutions primarily to Medicaid Agencies. For further discussion of this transaction, see note 4, Business Combinations.

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

        On April 29, 2011, the parties consummated the Part D Transaction and shareholders of Old Universal American received $14.00 in cash and one share of our common stock for each share owned by them. At the closing of the Part D Transaction, Old Universal American separated all of its businesses other than its Medicare Part D Business, transferred those businesses to the Company, became a wholly-owned subsidiary of CVS Caremark, changed its name to Caremark Ulysses Holding Corp., and de-registered its shares with the Securities and Exchange Commission and de-listed its shares on the New York Stock Exchange (NYSE). The net assets transferred to CVS Caremark at the closing of the Part D Transaction amounted to $440.5 million and were recorded as an adjustment to retained earnings.

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

2. BASIS OF PRESENTATION

        We have prepared the accompanying Consolidated Financial Statements in conformity with U.S. generally accepted accounting principles, or U.S. GAAP, for interim reporting in accordance with Article 10 of the Securities and Exchange Commission's Regulation S-X. Accordingly, they do not include all of the disclosures normally required by U.S. GAAP or those normally made in an annual report on Form 10-K. For the insurance and HMO subsidiaries, U.S. GAAP differs from statutory accounting practices prescribed or permitted by regulatory authorities. We have eliminated all material intercompany transactions and balances. The interim financial information in this report is unaudited, but in the opinion of management, includes all adjustments, including normal, recurring adjustments necessary to present fairly the financial position and results of operations for the periods reported. The results of operations for the three months ended March 31, 2012 and 2011 are not necessarily indicative of the results to be expected for the full year.

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

        Significant Accounting Policies:    For a description of existing significant accounting policies, see Note 3—Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements included in our annual report on Form 10-K for the year ended December 31, 2011.

        Reclassifications:    In accordance with the provisions of Accounting Standards Codification (ASC) 360-10-45, Property, Plant & Equipment—Overall—Other Presentation Matters—Impairment or Disposal of Long-Lived Assets, effective with the closing of the Part D Transaction on April 29, 2011, the results of operations and cash flows related to our Medicare Part D business and related corporate items are reported as discontinued operations for all periods presented. Unless otherwise noted, all disclosures in the notes accompanying our consolidated financial statements reflect only continuing operations.

3. RECENTLY ISSUED AND PENDING ACCOUNTING PRONOUNCEMENTS

        Deferred Acquisition Costs:    On September 29, 2010, the FASB issued ASU 2010-26, Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts, which amended FASB ASC Topic 944, Financial Services—Insurance. ASU 2010-26 clarifies the definition of acquisition costs that are eligible for deferral. Acquisition costs are to include only those costs that are directly related to the successful acquisition or renewal of insurance contracts; incremental direct costs of contract acquisition that are incurred in transactions with either independent first parties or employees; and advertising costs meeting the capitalization criteria for direct-response advertising. The determination of deferability must be made on a contract-level basis.

        This guidance is effective for fiscal years beginning after December 15, 2011, and interim periods within those years. This guidance may be applied prospectively upon the date of adoption, with retrospective application permitted, but not required. The Company adopted this guidance retrospectively on January 1, 2012, resulting in a write down of the Company's deferred acquisition costs of $35.1 million, as of the date of adoption, relating to those costs which no longer meet the revised guidance as summarized above.

        Retrospective application of accounting principles should be applied as if the change had been made as of the beginning of the earliest period presented. In the case of our Quarterly Reports on Form 10-Q to be filed in 2012, that would be January 1, 2011 and for our Annual Report on Form 10-K for the year ended December 31, 2012 that would be January 1, 2010. The reduction in DAC from our retrospective adoption affected the accounting of our 2009 life insurance and annuity reinsurance transaction. This change resulted in the recognition of a pre-tax gain on the transaction of $17.6 million, which we have deferred and are amortizing over the estimated remaining life of the

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

3. RECENTLY ISSUED AND PENDING ACCOUNTING PRONOUNCEMENTS (Continued)

ceded block of business. The cumulative effect of the retrospective adoption of this guidance, with consideration to the impact on the transaction noted above, reduced stockholders' equity by $32.2 million as of January 1, 2012 and by $32.5 million as of January 1, 2011. For the quarter ended March 31, 2012, the adoption of ASU 2010-26 increased net income by $0.5 million, or $0.01 per diluted share.

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

        We adopted the provisions of ASU 2011-05 as of January 1, 2012, after considering the deferral in ASU 2011-12, and have included single continuous statements of comprehensive income (loss) for the quarters ended March 31, 2012 and 2011. There was no impact to our financial position or results of operations upon adoption, as the amendments relate only to changes in financial statement presentation.

        Fair Value Disclosures:    In May 2011, the FASB issued amended guidance and disclosure requirements for fair value measurements. These changes will be effective for interim and annual periods beginning after December 15, 2011. Early application is not permitted. Implementation did not have a material impact on our financial position or results of operations.

4. BUSINESS COMBINATIONS

  Acquisition of APS Healthcare

        On March 2, 2012, we acquired 100% of the outstanding voting stock of APS Healthcare, a leading provider of specialty healthcare solutions primarily to Medicaid Agencies. APS Healthcare brings a full range of healthcare solutions, including case management and care coordination, clinical quality and utilization review, and behavioral health services that enable its customers to reduce healthcare costs and improve the quality of their care. We expect the APS Healthcare transaction to create significant strategic benefits, including the opportunity for us to expand our breadth of capabilities to participate in the emerging growth opportunities in healthcare, including the large dual eligible opportunity.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

4. BUSINESS COMBINATIONS (Continued)

        The purchase price for the transaction was (i) $224.5 million, which is net of a provisional adjustment of $3.0 million, plus (ii) up to $50 million in potential performance based consideration. The consideration comprised $147.8 million in cash to retire APS Healthcare's outstanding indebtedness and other liabilities and approximately $76.7 million in Universal American common stock. The potential performance based consideration is payable in cash in March 2014 to the extent APS Healthcare's financial results exceed certain thresholds. We do not anticipate that any performance based consideration will be paid.

        To fund the equity portion of the purchase price, at closing, Universal American issued 6,504,461 shares of its common stock to funds affiliated with GTCR and other former equity holders of APS Healthcare, representing approximately 7.4% of Universal American's outstanding common stock.

        To fund the cash portion of the purchase price, at closing, Universal American entered into a new $225 million Credit Facility with a group of lenders led by Bank of America Merrill Lynch, consisting of a $150 million term loan and a $75 million revolving credit facility, which was undrawn at closing. See Note 7—Loan Payable for additional details.

        We recognized $3.9 million of acquisition related costs that were expensed in the current period. These costs are included in the line item "Other operating costs and expenses" at the consolidated statements of comprehensive income (loss). We also incurred $5.8 million of costs in connection with the new credit facility. These costs have been deferred and will be amortized over the life of the term loan.

        The following table summarizes the estimated fair values of the assets acquired and liabilities assumed as of the acquisition date. As the value of certain assets and liabilities are preliminary in nature, they are subject to adjustment as additional information is obtained about the facts and

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

4. BUSINESS COMBINATIONS (Continued)

circumstances that existed at the acquisition date. When the valuation is final, any changes to the preliminary valuation of acquired assets and liabilities could result in adjustments to goodwill.

March 2, 2012
(in thousands)
Cash	$9,991
Other current assets	55,787
Deferred tax asset	13,484
Property, plant and equipment, net	9,623
Amortizing intangible assets	29,200
Other assets	560

Total identifiable assets acquired	118,645

Other current liabilities	50,101
Claims payable	8,473
Other liabilities	5,332

Total liabilities assumed	63,906

Net identifiable assets acquired	54,739
Goodwill	169,752

Net assets acquired	$224,491

        The value of the identifiable intangible assets was assigned as follows:

Description	Estimated Life	Amount (in millions)
Customer Relationships	5	$15.0
Software Platform	8	8.0
Provider Network	5	2.4
Trade name	4	3.8

Total Amortizing Intangibles		$29.2

        The goodwill has not yet been assigned to a segment, pending our evaluation of reporting segments following the acquisition of APS Healthcare. The goodwill recognized is attributable primarily to expected synergies and the assembled workforce of APS Healthcare. None of the goodwill is expected to be deductible for tax purposes.

        The fair value of accounts receivable acquired was $43.2 million, with the gross contractual amount being $43.4 million. We expect that $0.2 million will be uncollectible.

        The operating results generated by APS Healthcare from March 2, 2012, the date of acquisition, were not material to our consolidated results of operations.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

4. BUSINESS COMBINATIONS (Continued)

        The unaudited consolidated pro forma results of operations, assuming that operating results for APS Healthcare were included for the entire periods ended March 31, 2012 and 2011 are as follows:

	Three months ended March 31,
	2012	2011
	(in thousands)
Total revenue	$584,155	$670,998

Income from continuing operations before taxes	$37,465	$778

Net income from continuing operations	$22,579	$1,639

        These amounts have been determined after applying our accounting policies and adjusting the results of APS Healthcare to reflect the changes in depreciation and amortization that would have been charged assuming the fair value adjustments to property, plant and equipment and intangible assets had been applied on January 1, 2011, and elimination of APS Healthcare's acquisition related costs, together with the related tax effects. These amounts also include adjustment of our results to reflect the cost of the new credit facility and additional stock based compensation that would have been charged assuming the acquisition took place on January 1, 2011, and elimination of our acquisition related costs, together with the related tax effects. The pro forma information presented above is for disclosure purposes only and is not necessarily indicative of the results of operations that would have occurred had we consummated the acquisition on the date assumed, nor is the pro forma information intended to be indicative of our future results of operations.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

5. INVESTMENTS

        The amortized cost and fair value of fixed maturity investments are as follows:

	March 31, 2012
Classification	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Gross Unrealized OTTI(1)	Fair Value
	(in thousands)
U.S. Treasury securities and U.S. Government obligations	$35,035	$244	$(4)	$—	$35,275
Government sponsored agencies	17,189	1,514	—	—	18,703
Other political subdivisions	91,720	2,361	(175)	—	93,906
Corporate debt securities	469,502	20,688	(1,851)	—	488,339
Foreign debt securities	76,651	1,415	(250)	—	77,816
Residential mortgage-backed securities	259,149	11,182	(241)	—	270,090
Commercial mortgage-backed securities	76,876	3,024	(693)	—	79,207
Other asset-backed securities	79,820	2,008	(2,738)	(5,013)	74,077

	$1,105,942	$42,436	$(5,952)	$(5,013)	$1,137,413

	December 31, 2011
Classification	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Gross Unrealized OTTI(1)	Fair Value
	(in thousands)
U.S. Treasury securities and U.S. Government obligations	$42,055	$1,031	$—	$—	$43,086
Government sponsored agencies	17,185	1,662	—	—	18,847
Other political subdivisions	105,092	3,079	(153)	—	108,018
Corporate debt securities	534,990	17,279	(5,591)	—	546,678
Foreign debt securities	78,359	841	(3,784)	—	75,416
Residential mortgage-backed securities	265,448	12,828	(17)	—	278,259
Commercial mortgage-backed securities	78,506	1,931	(641)	—	79,796
Other asset-backed securities	79,039	2,137	(3,340)	(4,988)	72,848

	$1,200,674	$40,788	$(13,526)	$(4,988)	$1,222,948

(1)
Other-than-temporary impairments. Represents unrealized losses on previously impaired securities.

        At March 31, 2012, gross unrealized losses on mortgage-backed and asset-backed securities totaled $8.7 million, consisting primarily of unrealized losses of $7.7 million on subprime residential mortgage loans, as discussed below, and $0.7 million related to obligations of commercial mortgage-backed securities. The fair value of a majority of the subprime securities is depressed due to the deterioration of collectability of the underlying mortgage cash flows. The fair value of the other securities is depressed primarily due to changes in interest rates. We have evaluated these holdings, with input from our investment managers, and do not believe further other-than-temporarily impairment to be warranted.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

5. INVESTMENTS (Continued)

        The amortized cost and fair value of fixed maturity investments at March 31, 2012 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
	(in thousands)
Due in 1 year or less	$50,321	$50,862
Due after 1 year through 5 years	257,632	267,000
Due after 5 years through 10 years	286,868	300,526
Due after 10 years	95,276	95,651
Mortgage and asset-backed securities	415,845	423,374

	$1,105,942	$1,137,413

        The fair value and unrealized loss as of March 31, 2012 and December 31, 2011 for fixed maturities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are shown below:

	Less than 12 Months		12 Months or Longer		Total
March 31, 2012	Fair Value	Gross Unrealized Losses and OTTI	Fair Value	Gross Unrealized Losses and OTTI	Fair Value	Gross Unrealized Losses and OTTI
	(in thousands)
U.S. Treasury securities and U.S. Government obligations	$4,105	$(4)	$—	$—	$4,105	$(4)
Government sponsored agencies	—	—	—	—	—	—
Other political subdivisions	—	—	4,477	(175)	4,477	(175)
Corporate debt securities	38,316	(1,793)	5,406	(58)	43,722	(1,851)
Foreign debt securities	13,066	(250)	—	—	13,066	(250)
Residential mortgage-backed securities	24,270	(204)	585	(37)	24,855	(241)
Commercial mortgage-backed securities	744	—	1,109	(693)	1,853	(693)
Other asset-backed securities	9,739	(65)	23,407	(7,686)	33,146	(7,751)

Total fixed maturities	$90,240	$(2,316)	$34,984	$(8,649)	$125,224	$(10,965)

Total number of securities in an unrealized loss position						46

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

        As of March 31, 2012, we held subprime securities with par values of $22.0 million, an amortized cost of $21.4 million and a fair value of $13.7 million representing approximately 1.0% of our cash and invested assets, with collateral comprised substantially of first lien mortgages in senior or senior mezzanine level tranches, with an average Standard & Poor's, or equivalent, rating of A+.

        The following table presents our exposure to subprime residential mortgages by vintage year.

Vintage Year	Amortized Cost	Fair Value	Gross Unrealized Losses & OTTI
	(in thousands)
2003	$111	$55	$(56)
2004	126	106	(20)
2005	14,155	11,542	(2,613)
2006	7,000	1,983	(5,017)

Totals	$21,392	$13,686	$(7,706)

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

5. INVESTMENTS (Continued)

        We continuously review our subprime holdings stressing multiple variables, such as cash flows, prepayment speeds, default rates and loss severity, and comparing current base case loss expectations to the loss required to incur a principal loss, or breakpoint. We expect loss rates in the subprime mortgage sector to continue to increase in the near term but at a decreasing rate. Our base case analysis suggests that implied losses from current market pricing for these securities remain significantly higher than our base case loss expectations. Based on the analysis of the remaining subprime holdings at March 31, 2012, we do not believe these holdings are other-than-temporarily impaired.

        Gross realized gains and gross realized losses included in the consolidated statements of comprehensive income (loss) are as follows:

	For the three months ended March 31,
	2012	2011
	(in thousands)
Realized gains:
Fixed maturities	$7,795	$2,773
Other	—	2

	7,795	2,775

Realized losses:
Fixed maturities, excluding OTTI	(884)	(2,770)

	(884)	(2,770)

Net realized gains	$6,911	$5

6. FAIR VALUE MEASUREMENTS

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

        The following table presents our assets that are carried at fair value by hierarchy levels, as of March 31, 2012:

March 31, 2012	Total	Level 1	Level 2	Level 3
	(in thousands)
Assets:
Fixed maturities, available for sale	$1,137,413	$—	$1,134,833	$2,580

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

6. FAIR VALUE MEASUREMENTS (Continued)

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

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

6. FAIR VALUE MEASUREMENTS (Continued)

        The following table provides a summary of changes in the fair value of our Level 3 financial instruments:

Fixed Maturities
(in thousands)
Fair value as of December 31, 2011	$2,620
Sales	(34)
Unrealized losses included in AOCI(1)(2)	(6)

Fair value as of March 31, 2012	$2,580

(1)
AOCI: Accumulated other comprehensive income.

(2)
Unrealized gains/losses represent losses from changes in values of Level 3 financial instruments only for the periods in which the instruments are classified as Level 3.

7. LOAN PAYABLE

  2012 Credit Facility

        In connection with the acquisition of APS Healthcare, on March 2, 2012, we entered into a new credit facility (the "2012 Credit Facility") consisting of a five-year $150 million senior secured term loan and a $75 million senior secured revolving credit facility.

        The proceeds of the term loan were used to repay APS Healthcare's term loan and revolving credit facility as part of the cost of the acquisition. The 2012 Credit Facility contains customary representations and warranties as well as customary affirmative and negative covenants. Negative covenants include, among others, limitations on the incurrence of indebtedness, limitations on the incurrence of liens and limitations on acquisition, dispositions, investments and restricted payments. In addition, the 2012 Credit Facility contains certain financial covenants relating to minimum risk-based capital, consolidated leverage ratio, and consolidated debt service ratio. As of March 31, 2012, we were in compliance with all financial covenants.

        The 2012 Credit Facility bears interest at rates equal to, at the Company's election, the reserve-adjusted eurodollar rate or the base rate, plus an applicable margin that varies based on the Company's consolidated leverage ratio from 1.75% to 2.50%, in the case of eurodollar loans, and from 0.75% to 1.50% in the case of base rate loans. The Company will also be required to pay a commitment fee on unused availability under the Revolving Facility from time to time, that will vary based on the Company's consolidated leverage ratio, from 0.40% to 0.50%. Effective March 31, 2012, the interest rate on the term loan portion of the 2012 Credit Facility was 2.49%, based on a spread of 225 basis points above Libor. We had not drawn on the revolving loan facility as of the date of this report.

        The 2012 Credit Facility contains customary events of default. Upon the occurrence and during the continuance of an event of default, the Lenders may declare the outstanding advances and all other obligations under the 2012 Credit Facility immediately due and payable. The Company's obligations under the Credit Agreement are secured by a first priority security interest in 100% of the capital stock of the Company's material subsidiaries and are also guaranteed by certain of our subsidiaries.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

7. LOAN PAYABLE (Continued)

        In connection with the 2012 Credit Facility, we incurred loan origination fees of approximately $5.8 million, which were capitalized and are being amortized on a straight-line basis, which does not differ significantly from the effective yield basis, over the life of the 2012 Credit Facility.

        Under the original terms of the 2012 Credit Facility, we are required to make principal repayments quarterly at the rate of $15 million per year over a five-year period with a final payment of $78.8 million due upon maturity in January 2017. In April 2012, we made a prepayment of $7.3 million from the proceeds of the surplus note principal and interest payment from our Pyramid Life Insurance Company subsidiary. We are required to ratably apply any prepayments through the remaining scheduled repayments. The following table reflects the schedule of principal payments remaining on the credit facility as of March 31, 2012, after giving effect to the April prepayment:

2012 Credit Facility (in thousands)
2012	$18,015
2013	14,269
2014	14,269
2015	14,269
2016	14,269
2017	74,909

$150,000

  Principal and Interest Payments

        Per the table provided above, we will make regularly scheduled principal payments totaling approximately $14.3 million annually. The Company paid interest of $0.1 million during the first quarter of 2012.

8. STOCKHOLDERS' EQUITY

  Common Stock—Voting

        We currently have authorized for issuance 400 million shares of voting common stock, par value $0.01 per share. Changes in the number of shares of common stock issued during the quarter ended March 31, 2012 were as follows:

March 31, 2012
Common stock issued, beginning of period	78,165,491
Issuance of common stock in connection with equity awards	856,772
Common stock issued in connection with the acquisition of APS Healthcare	6,504,461

Common stock issued, end of period	85,526,724

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

9. OTHER COMPREHENSIVE INCOME

        The components of accumulated other comprehensive income are as follows:

	March 31, 2012	December 31, 2011
	(in thousands)
Continuing Operations:
Net unrealized gains on investments	$36,490	$27,266
Gross unrealized OTTI	(5,013)	(4,988)
Long-term claim reserve adjustment	(8,114)	(5,100)
Deferred tax	(8,177)	(6,012)

Total accumulated other comprehensive income	$15,186	$11,166

        The components of other comprehensive income (loss) and the related tax effects for each component are as follows:

	Three months ended March 31,
	2012			2011
	Before Tax Amount	Tax Expense	Net of Tax Amount	Before Tax Amount	Tax Expense	Net of Tax Amount
	(in thousands)
From continuing operations:
Net unrealized gain (loss) arising during the period	$16,110	$5,639	$10,471	$(1,792)	$(627)	$(1,165)
Reclassification adjustment for gains (losses) included in net income	6,911	2,419	4,492	(236)	(83)	(153)

Net unrealized gain (loss)	9,199	3,220	5,979	(1,556)	(544)	(1,012)
Long-term claim reserve adjustment	(3,014)	(1,055)	(1,959)	—	—	—

Other comprehensive income (loss) from continuing operations	6,185	2,165	4,020	(1,556)	(544)	(1,012)

From discontinued operations:
Cash flow hedge	—	—	—	1,312	459	853

Total other comprehensive income (loss)	$6,185	$2,165	$4,020	$(244)	$(85)	$(159)

10. STOCK-BASED COMPENSATION

        In April 2011, we established the Universal American Corp. 2011 Omnibus Equity Award Plan (the "2011 Equity Plan"). The 2011 Equity Plan is the sole active plan for providing equity compensation to eligible employees, directors and other third parties. We issue shares upon the exercise of options granted under these plans. Detailed information for activity in our stock-based incentive plans can be found in Note 17—Stock-Based Compensation in the Notes to the Consolidated Financial Statements in our annual report on Form 10-K for the year ended December 31, 2011.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

10. STOCK-BASED COMPENSATION (Continued)

        The compensation expense for our continuing operations that has been included in other operating costs and expenses for these plans and the related tax benefit were as follows:

	Three months ended March 31,
	2012	2011
	(in thousands)
Stock-based compensation expense by type:
Stock options	$1,035	$1,285
Restricted stock awards	1,629	1,498

Total stock-based compensation expense	2,664	2,783
Tax benefit recognized	440	974

Stock-based compensation expense, net of tax	$2,224	$1,809

Stock Option Awards

        We recognize compensation cost for share-based payments to employees, directors and other third parties based on the grant date fair value of the award, which we amortize over the grantees' service period in accordance with the provisions of Compensation—Stock Compensation Topic, ASC 718-10. We use the Black-Scholes valuation model to value stock options.

        We estimated the fair value for options granted during the period at the date of grant using a Black-Scholes option pricing model with the following range of assumptions:

Quarter ended March 31, 2012
Weighted-average grant date fair value	$3.30 - $4.04
Risk free interest rates	0.35% - 0.63%
Dividend yields	0.0%
Expected volatility	46.03% - 47.08%
Expected lives of options (in years)	2.50 - 3.75

        We did not capitalize any cost of stock-based compensation. Future expense may vary based upon factors such as the number of awards granted by us and the then-current fair value of such awards.

        A summary of option activity for the period ended March 31, 2012 is set forth below:

Options	Options (in thousands)	Weighted Average Exercise Price
Outstanding, January 1, 2012	2,576	$9.33
Granted	2,504	11.30
Forfeited or expired	(58)	9.43

Outstanding, March 31, 2012	5,022	$10.31

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

10. STOCK-BASED COMPENSATION (Continued)

        The total intrinsic value of stock options (the amount by which the market price of the stock on the date of exercise exceeded the exercise price of the option) exercised during the first three months of 2011 was $6.0 million. There were no options exercised during the first three months of 2012.

        We received proceeds of $7.8 million from the exercise of stock options during the period ended March 31, 2011. ASC 718-10 requires us to report the benefits of tax deductions in excess of recognized compensation cost as a financing cash flow. We recognized $0.9 million and $2.6 million of financing cash flows for these excess tax deductions for the periods ended March 31, 2012 and 2011 respectively.

        As of March 31, 2012, the total compensation cost related to non-vested awards not yet recognized was $14.6 million, which we expect to recognize over a weighted average period of 1.8 years.

  Restricted Stock Awards

        In accordance with our 2011 Equity Plan, we may grant restricted stock to employees, directors and other third parties. We have issued restricted stock which vests ratably over a four-year period. We value restricted stock awards at an amount equal to the market price of our common stock on the date of grant. We recognize compensation expense for restricted stock awards on a straight line basis over the vesting period.

        A summary of non-vested restricted stock award activity for the quarter ended March 31, 2012 is set forth below:

Non-vested Restricted Stock	Shares (in thousands)	Weighted Average Grant-Date Fair Value
Non-vested at beginning of period	248	$12.67
Granted	862	11.29
Vested	(104)	12.28
Forfeited	(4)	11.82

Non-vested at end of period	1,002	$11.53

        The total fair value of shares of restricted stock vested during the periods ending March 31, 2012 and 2011 was $1.2 million and $4.8 million, respectively.

  Performance Shares

        In connection with our acquisition of APS Healthcare, we issued an aggregate of 200,000 Performance Shares to senior management of APS Healthcare. These shares vest 33.3% on each of March 15, 2013, March 15, 2014 and March 15, 2015, subject to the executive's continued employment on each vesting date and the achievement of certain financial performance thresholds by the APS Healthcare business. These awards contain a performance condition, as defined in ASC 718-10, Compensation—Stock Compensation. ASC 718-10 requires that compensation cost on such awards must be recognized over the requisite service period if it is probable that the performance condition will be satisfied, with the estimate of likelihood trued up periodically by a cumulative catch-up adjustment recorded to expense at the time of the true up.

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

  Government Regulations

        Laws and regulations governing Medicare, Medicaid and other state and federal healthcare and insurance programs are complex and subject to significant interpretation. As part of the recent healthcare reform legislation, CMS has been exercising increased oversight and regulatory authority over our Medicare businesses. Compliance with such laws and regulations is subject to CMS audit, other governmental review and investigation and significant and complex interpretation. As a high-risk sponsor, CMS continues to audit our Medicare Advantage plans with regularity to ensure we are in compliance with applicable rules and regulations. There can be no assurance that we will be found to be in compliance with all such laws and regulations in connection with these audits, reviews and investigations. Failure to be in compliance can subject us to significant regulatory action including significant fines, penalties, cancellation of contracts with governmental agencies or operating restrictions on our business, including, without limitation, suspension of our ability to market to and enroll new members in our Medicare plans, exclusion from Medicare and other state and federal healthcare programs and inability to expand into new markets.

12. BUSINESS SEGMENT INFORMATION

        As of March 31, 2012, our business segments are based on product and consist of

  •
  Senior Managed Care—Medicare Advantage, and

  •
  Traditional Insurance.

        Our remaining segment, Corporate & Other, includes the activities of our holding company, along with our remaining senior administrative services operations and the operations of APS Healthcare since its acquisition on March 2, 2012.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

12. BUSINESS SEGMENT INFORMATION (Continued)

        Financial data by segment, with a reconciliation of segment revenues and segment income (loss) before income taxes to total revenue and income from continuing operations before income taxes in accordance with U.S. generally accepted accounting principles is as follows:

	Three months ended March 31,
	2012		2011
	Revenues	Income(loss) before Income Taxes	Revenues	Income(loss) before Income Taxes
	(in thousands)
Senior Managed Care—Medicare Advantage	$426,131	$29,222	$519,057	$6,407
Traditional Insurance	70,060	4,433	74,904	636
Corporate & Other	29,502	(6,036)	683	(6,844)
Intersegment revenues	(850)	—	31	—
Adjustments to segment amounts:
Net realized gains(1)	6,911	6,911	5	5

Total	$531,754	$34,530	$594,680	$204

(1)
We evaluate the results of operations of our segments based on income before realized gains and losses and income taxes. We believe that realized gains and losses are not indicative of overall operating trends.

13. OTHER DISCLOSURES

        Income Taxes:    Our effective tax rate on income from continuing operations was 39.9% for the first quarter of 2012. State income taxes and permanent items, relating to non-deductible executive compensation, APS Healthcare transaction costs and non-deductible interest on the mandatorily redeemable preferred stock drove the effective rate in excess of the 35% federal rate. The effective tax rate for the first quarter of 2011 was more than 100% due to the relative impact of permanent items and revenue-based state taxes on our low pre-tax income level. The first quarter of 2011 also included non-recurring tax benefits of $0.5 million related to income tax refunds.

        Reinsurance:    We evaluate the financial condition of our reinsurers and monitor concentrations of credit risk to minimize our exposure to significant losses from reinsurer insolvencies. We are obligated to pay claims in the event that a reinsurer to whom we have ceded an insured claim fails to meet its obligations under the reinsurance agreement. We are also obligated to pay claims on the traditional business of Pennsylvania Life Insurance Company, the company that was sold to CVS Caremark as part of the Part D Transaction, in the event that any of the third party reinsurers to whom Pennsylvania Life has ceded an insured claim fails to meet their obligations under the reinsurance agreement. We are not aware of any instances where any of our reinsurers have been unable to pay any policy claims on any reinsured business.

        As of March 31, 2012, all of our primary reinsurers, as well as the primary first party reinsurers of Pennsylvania Life's traditional business, were rated "A-" (Excellent) or better by A.M. Best with the

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

13. OTHER DISCLOSURES (Continued)

exception of one reinsurer. For that reinsurer, which is not rated, a trust containing assets at 106% of reserves is maintained. The reserves amounted to approximately $156 million as of March 31, 2012.

        Restructuring Charges:    During 2011, we undertook several initiatives to realign our organization and consolidate certain functions to increase efficiency and responsiveness to customers and reduce costs, in order to meet the challenges and opportunities presented by the sale of our Part D business, our decision to discontinue selling new Traditional insurance products, closure of our career agency operations, current economic environment and anticipated effects of Medicare reform.

        We incurred total restructuring charges of $37.7 million during the year ended December 31, 2011, which were recorded as restructuring costs and intangible asset impairment in our consolidated statements of comprehensive income (loss). A summary of our restructuring liability balance as of March 31, 2012 follows:

	Segment	January 1 Balance	Charge to Earnings	Cash Paid	Non-cash	March 31 Balance
	(in thousands)
2012
Workforce reduction	Corporate & Other	$3,995	$—	$(1,029)	$—	$2,966
Facility consolidation	Corporate & Other	250	—	—	(92)	158
Facility consolidation	Traditional	443	—	—	(27)	416

Total		$4,688	$—	$(1,029)	$(119)	$3,540

        For further discussion of these restructuring initiatives, see Note 20 of Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2011.

        Earnings per Common Share Computation:    Prior to the Part D Transaction, we calculated earnings per common share using the two-class method. This method requires that we allocate net income between net income attributable to participating preferred stock and net income attributable to common stock, based on the dividend and earnings participation provisions of the preferred stock. Basic earnings per share excludes the dilutive effects of stock options outstanding during the periods and is equal to net income attributable to common stock divided by the weighted average number of common shares outstanding for the periods. The participating preferred stock was cancelled in connection with the Part D Transaction on April 29, 2011.

        For the quarter ended March 31, 2011 we allocated earnings between common and participating preferred stock as follows (in thousands):

Net loss attributable to common stock	$(30,059)
Undistributed loss allocated to participating preferred stock	(1,704)

Net loss	$(31,763)

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

        Summarized financial information for our discontinued operations, including expenses of the transaction for the periods ended March 31, is presented below:

	Three months ended March 31,
	2012	2011
	(in thousands)
Net premium and policyholder fees earned	$—	$647,659
Net realized loss on investments	—	(241)
Other income	—	32

Total revenues	—	647,450

Benefits, claims and expenses:
Claims and other benefits	—	637,584
Amortization of present value of future profits	—	4,012
Expenses of transactions	—	1,734
Other operating costs and expenses	—	55,327

Total benefits, claims and expenses	—	698,657

Loss from discontinued operations before income taxes	—	(51,207)
Benefit from income taxes	—	(18,183)

Loss from discontinued operations	$—	$(33,024)

        There were no assets or liabilities of discontinued operations as of March 31, 2012 or December 31, 2011.

        For additional details, see Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2011.

ITEM 2—MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

        The following discussion and analysis presents a review of our financial condition as of March 31, 2012 and our results of operations for the three months ended March 31, 2012 and 2011. As used in this report, except as otherwise indicated, references to the "Company," "UAM," "we," "our," and "us" are to (i) Universal American Corp., a Delaware corporation (formerly known as Universal American Spin Corp., "New Universal American") and its subsidiaries following the closing of the Part D Transaction on April 29, 2011 and (ii) Universal American Corp, a New York corporation (now known as Caremark Ulysses Holding Corp., "Old Universal American") and its subsidiaries prior to the closing of the Part D Transaction on April 29, 2011.

        You should read the following analysis of our consolidated results of operations and financial condition in conjunction with the consolidated financial statements and related consolidated footnotes included elsewhere in this quarterly report on Form 10-Q as well as the Consolidated Financial Statements and related consolidated Footnotes and the Management's Discussion and Analysis of Financial Condition and Results of Operations included in our annual report on Form 10-K for the year ended December 31, 2011 filed on March 1, 2012. The following discussion contains forward-looking statements that involve risks, uncertainties and assumptions that could cause our actual results to differ materially from management's expectations. Factors that could cause such differences include those set forth or incorporated by reference under Part II, Item 1A—Risk Factors.

 Overview

        Through our health insurance, and managed care subsidiaries, we primarily serve the growing Medicare population by providing Medicare Advantage and Medicare supplement insurance products. In addition, with the acquisition of APS Healthcare, we now provide a variety of healthcare services, including case management and care coordination, clinical quality and utilization review and behavioral health services to Medicaid agencies and other third parties. Approximately 25% of the over 65 year old population in the United States is currently enrolled in Medicare Advantage plans. In addition, we believe there is an opportunity to address the high cost of healthcare for the remaining 75% of the Medicare population enrolled in traditional fee-for-service Medicare and have joined with primary-care provider groups to participate in the Medicare Shared Savings Program through Accountable Care Organizations ("ACO's"). In addition, all payers of healthcare costs, from the Federal and state governments to corporations and individuals, are incurring rising healthcare costs and we believe we can apply our capabilities and experience, and that of APS Healthcare, in controlling these costs while improving health outcomes.

Recent Developments

  Accountable Care Organizations

        On April 10, 2012, the Centers for Medicare & Medicaid Services (CMS) announced that they had selected the first 27 accountable care organizations, or ACO's, across the country to participate in the Medicare Shared Savings Program (the "Shared Savings Program").

        The Shared Savings Program was created as part of the Affordable Care Act to better coordinate care for Medicare patients through ACOs and will reward ACO's that lower the rate of growth in healthcare costs for Medicare fee-for-service beneficiaries (i.e. those not enrolled in a Medicare Advantage plan) while meeting performance standards on quality of care and placing patient care first. ACO's are groups of doctors and other healthcare providers working together to provide high quality services and care for their patients. Provider participation in an ACO is purely voluntary and Medicare beneficiaries retain their current ability to seek treatment from any provider they wish. Beneficiaries with fee-for-service Medicare will still have the right to use any doctor or hospital who accepts Medicare, at any time.

        Universal American's new subsidiary, Collaborative Health Systems ("CHS"), partnered with nine groups of physicians to form ACOs under the Shared Savings Program. These nine ACOs were approved for participation in the Shared Savings Program by CMS and include approximately 1,200 participating physicians covering an estimated 110,000 to 120,000 Original Medicare beneficiaries in Southeast Texas, New York, North Carolina, Georgia, Wisconsin, and Mississippi. Collaborative Health Systems will provide with care coordination, analytics and reporting, technology and other administrative capabilities to enable participating physicians to deliver better care, improved health and lower healthcare costs for their Medicare fee-for-service patients.

  APS Healthcare Acquisition

        On March 2, 2012, we completed our acquisition of APS Healthcare, Inc. ("APS Healthcare"), a leading provider of specialty healthcare solutions primarily to Medicaid Agencies. The transaction significantly enhances our capability to participate in emerging growth opportunities in healthcare, particularly in Medicaid and for enhanced management of "dual-eligibles" (people who qualify for both Medicare and Medicaid). APS Healthcare brings a full range of healthcare solutions, including case management and care coordination, clinical quality and utilization review as well as behavioral health services that enable its customers to reduce healthcare costs and improve the quality of care. APS Healthcare is headquartered in White Plains, New York. For further discussion of this transaction, see note 4, Business Combinations.

  Sale of Medicare Part D Business

        On April 29, 2011, we completed the sale of our Medicare Part D Business to CVS Caremark. For further discussion, see note 1, Organization and Company Background and note 14, Discontinued Operations.

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

        Certain significant provisions of the Affordable Care Act that will impact our business include, among others, reduced Medicare Advantage reimbursement rates, implementation of quality bonus for Star Ratings, stipulated minimum medical loss ratios, shortened annual enrollment period, non-deductible federal premium taxes assessed to health insurers, coding intensity adjustments with mandatory minimums and a limitation on the federal tax deductibility of compensation earned by individuals. Due to the complexity of the health reform legislation, including yet to be promulgated implementing regulations, lack of interpretive guidance and gradual implementation,, the impact of the health reform legislation is difficult to predict and not yet fully known. In addition, pending efforts in the United States Congress to repeal, amend or restrict funding for various aspects of the Affordable Care Act, the pending litigation challenging the constitutionality of the Affordable Care Act before the

United States Supreme Court and the 2012 presidential election create additional uncertainty about the ultimate impact of the health reform legislation. In addition, financing for the reforms contained in the Affordable Care Act will come, in part, from additional taxes and fees on our business as well as reductions in payments to us, which could negatively impact our business and results of operations. The Health Care Reform Legislation is discussed more fully under Risk Factors set forth or incorporated by reference in Part II, Item 1A in this report.

Membership

        The following table presents our membership in our Medicare Advantage segment as of March 31, 2012 and 2011.

	As of March 31,
Membership	2012	2011
	(in thousands)
HMO	57.0	62.5
PPO	17.1	21.7
Network PFFS	45.7	56.8
Non-network PFFS (Rural)	19.8	31.9

Total Membership	139.6	172.9

Results of Operations—Consolidated Overview

        The following table reflects income (loss) before taxes from each of our segments and contains reconciliations to reported net income:

	Three months ended March 31,
	2012	2011
	(in thousands, except per share amounts)
Senior Managed Care—Medicare Advantage(1)	$29,222	$6,407
Traditional Insurance(1)	4,433	636
Corporate & Other(1)	(6,036)	(6,844)
Net realized gains on investments(1)	6,911	5

Income before provision for income taxes(1)	34,530	204
Provision for (benefit from) income taxes	13,770	(1,057)

Income from continuing operations	20,760	1,261
Loss from discontinued operations(2)	—	(33,024)

Net income (loss)	$20,760	$(31,763)

Per share data (diluted):
Income from continuing operations	$0.25	$0.02
Loss from discontinued operations(2)	—	(0.42)

Net income (loss)	$0.25	$(0.40)

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

(2)
Includes after-tax transaction costs of $1.1 million or $0.01 per diluted share, respectively, for the three months ended March 31, 2011 (See Note 14—Discontinued Operations).

  Three months ended March 31, 2012 and 2011

        Income from continuing operations for the three months ended March 31, 2012 was $20.8 million, or $0.25 per diluted share, compared to $1.3 million or $0.02 per diluted share for the three months ended March 31, 2011. Income from continuing operations for the quarter ended March 31, 2012 includes realized investment gains, net of taxes, of $4.5 million, or $0.05 per diluted share, generated primarily as investments at our Pyramid Life Insurance Company subsidiary were liquidated to raise $80.2 million of cash required to settle surplus note principal and interest paid to Universal American Corp. in March. Our effective tax rate on income from continuing operations was 39.9% for the first quarter of 2012. State income taxes and permanent items, relating to non-deductible executive compensation, APS Healthcare transaction costs and non-deductible interest on the manditorily redeemable preferred stock, drove the effective rate in excess of the 35% federal statutory rate. The effective tax rate for the first quarter of 2011 was more than 100% due to the relative impact of permanent items and revenue-based state taxes on our low pre-tax income level. The first quarter of 2011 also included non-recurring tax benefits of $0.5 million related to income tax refunds.

        Our Senior Managed Care—Medicare Advantage segment generated income before income taxes of $29.2 million for the three months ended March 31, 2012, an increase of $22.8 million compared to the three months ended March 31, 2011. The increase in earnings was driven by an improvement in the medical expense ratio from 84.9% in the first quarter 2011 to 81.1% in the first quarter 2012 and improved expense efficiency as a result of our expense reduction initiative. This was partially offset by a 25% decrease in the member months for the quarter compared to the first quarter 2011. The first quarter of 2012 included favorable prior period items of $12.6 million compared to unfavorable prior period items of $2.2 million in the first quarter of 2011. The first quarter of 2012 also included $4.1 million of start-up costs relating to the development of CHS and its affiliated ACO's.

        Our Traditional Insurance segment generated income before income taxes of $4.4 million for the three months ended March 31, 2012, an increase of $3.8 million compared to the three months ended March 31, 2011. The increase in earnings is driven primarily by the decrease in commissions, allowances and general expenses as well as improved profitability on our block of Medicare Supplement business.

        The loss before income taxes from our Corporate & Other segment decreased by $0.8 million for the first quarter of 2012 compared to the first quarter of 2011. This was due primarily to reductions in stock-based compensation and other operating expenses, net of debt service costs.

 Segment Results—Senior Managed Care—Medicare Advantage

	Three months ended March 31,
	2012	2011
	(in thousands)
Net premiums	$420,026	$511,252
Net investment income	6,071	7,278
Fee and other income	34	527

Total revenue	426,131	519,057

Medical expenses	340,758	434,059
Amortization of intangible assets	782	999
Commissions and general expenses	55,369	77,592

Total benefits, claims and other deductions	396,909	512,650

Segment income before income taxes	$29,222	$6,407

        Our Senior Managed Care—Medicare Advantage segment includes the operations of our Medicare coordinated care HMO, PPO, network-based PFFS and non-network (Rural) PFFS Plans (collectively, the "Plans"), which provides coverage to Medicare beneficiaries in 36 states. Our HMOs offer coverage to Medicare beneficiaries primarily in Southeastern Texas, the area surrounding Dallas/Ft. Worth, 16 counties in Oklahoma and three counties in Indiana. The segment also includes start up costs for our new ACO's managed under our new subsidiary, Collaborative Health Systems.

  Three months ended March 31, 2012 and 2011

        Our Senior Managed Care—Medicare Advantage segment generated income before income taxes of $29.2 million for the three months ended March 31, 2012, an increase of $22.8 million compared to the three months ended March 31, 2011. The increase in earnings was driven by an improvement in the medical expense ratio from 84.9% in the first quarter 2011 to 81.1% in the first quarter 2012 and improved expense efficiency as a result of our expense reduction initiative. This was partially offset by a 25% decrease in the member months for the quarter compared to the first quarter 2011. The first quarter of 2012 included favorable prior period items of $12.6 million compared to unfavorable prior period items of $2.2 million in the first quarter of 2011. The first quarter of 2012 also included $4.1 million of start-up costs relating to the development of CHS and its affiliated ACO's.

        Membership.    Membership in our Medicare Advantage plans declined by 33,000 members from March 31, 2011 to March 31, 2012 principally as a result of lapsation and low new member enrollment during the 2012 Annual Coordinated Election Period.

        Net Premiums.    Net premiums for the Senior Managed Care—Medicare Advantage segment decreased by $91.2 million compared to the three months ended March 31, 2011, primarily due to the decline in membership that resulted in lower member months. Our ongoing chart review process resulted in a $11.4 million favorable premium adjustment related to 2011 risk scores recorded during the first quarter 2012 compared to a $3.1 million favorable adjustment of 2010 risk scores recorded during the first quarter 2011. In addition, there was $5.3 million of favorable prior year's premium adjustment in the first quarter 2012 related principally to a change in status by CMS for members who had previously been classified as Medicare Secondary Payer members.

        Medical expenses.    Medical expenses decreased by $93.3 million compared to the first quarter of 2011, as a result of the decrease in member months and an improvement in the medical expense ratio for retained members. The medical expense ratio improved to 81.1% for the first quarter of 2012 from 84.9% for the same period in 2011. During the first quarter of 2012, there were $4.0 million of net unfavorable items related to prior periods compared to $6.1 million of unfavorable development in the first quarter of 2011 in addition to the premium adjustments discussed above.

        Commissions and general expenses.    Commissions and general expenses for the three months ended March 31, 2012 decreased $22.2 million compared to the three months ended March 31, 2011, primarily as the result of the decreased level of membership and the execution of our expense reduction plan. This was partially offset by $4.1 million investment in the development of ACO's. Excluding the ACO development costs, the ratio of commissions and general expenses to net premiums decreased to 12.2% in the first quarter 2012 from 15.2% in the first quarter of 2011, primarily as a result of execution of our expense reduction plan and higher premiums per member.

Segment Results—Traditional Insurance

	Three months ended March 31,
	2012	2011
	(in thousands)
Net premiums	$64,392	$68,862
Net investment income	5,174	5,738
Other income	494	304

Total revenue	70,060	74,904

Policyholder benefits	49,922	55,175
Change in deferred acquisition costs	1,285	1,877
Commissions and general expenses, net of allowances	14,420	17,216

Total benefits, claims and other deductions	65,627	74,268

Segment income before income taxes	$4,433	$636

  Three months ended March 31, 2012 and 2011

        Our Traditional Insurance segment generated income before income taxes of $4.4 million for the three months ended March 31, 2012; an increase of $3.8 million compared to the three months ended March 31, 2011. The increase in earnings is driven primarily by the decrease in commissions, allowances and general expenses as well as improved profitability on our block of Medicare Supplement business.

        The following tables detail premium for the segment by major lines of business:

Premium

	Three months ended March 31,
	2012			2011
	Gross	Ceded	Net	Gross	Ceded	Net
	(in thousands)
Senior market	$61,395	$(13,684)	$47,711	$67,953	$(16,472)	$51,481
Specialty health	14,056	(1,686)	12,370	15,708	(2,186)	13,522
Life insurance and annuity	13,870	(9,559)	4,311	17,662	(13,803)	3,859

Total premium	$89,321	$(24,929)	$64,392	$101,323	$(32,461)	$68,862

        Net Premiums.    Net premium declined by $4.5 million or 6.5% from the first quarter of 2011. This is primarily the result of the continued effect of lapsation on our Medicare supplement and specialty health in-force business, offset partially by an increase in our retained senior life block of business.

        In conjunction with the sale of our Part D business, the traditional business of Pennsylvania Life Insurance Company was reinsured by one of our subsidiaries in order to retain that business at New Universal American. Under the reinsurance agreement, the net premium of Pennsylvania Life is recorded as gross premium on New Universal American, resulting in a decrease in both direct and ceded premium in the quarter ended March 31, 2012 as compared to 2011.

        Policyholder benefits.    Policyholder benefits declined by $5.3 million, or 9.5%, compared to the first quarter of 2011. This decline was principally due to the overall decline of insurance in-force in the senior market and specialty health lines of business. For the three months ended March 31, 2012, the Medicare supplement policyholder benefit ratio decreased to 75.8%, compared with 78.7% for the same period last year, due to a lower average claim trend. Specialty health's benefit ratio decreased to 92.0%, compared with 94.8% for the same period last year, due to a higher frequency of closed long-term claims during the first quarter of 2012.

        Commissions and general expenses, net of allowances.    The following table details the components of commission and general expenses, net of allowances:

	Three months ended March 31,
	2012	2011
	(in thousands)
Direct commissions	$5,376	$9,706
Other operating costs	7,250	11,656
Reinsurance commissions and allowances	1,794	(4,146)

Commissions and general expenses, net of allowances	$14,420	$17,216

        Total commissions and general expenses, net of allowances, decreased by $2.8 million compared to the first quarter of 2011. As a result of our reinsurance agreement with Pennsylvania Life, amounts which were reported as direct commissions and other operating costs prior to the sale of the Part D business on April 29, 2011, are now reported as reinsurance commissions and allowances on business assumed from Pennsylvania Life. Direct commission expense decreased $4.3 million compared to the same period in the prior year. This decrease was partially offset by a corresponding change in reinsurance commissions and allowances due to the new reinsurance agreement noted above. The remaining decrease in commissions is due to the decline in the amount of business in force. Other operating costs decreased $4.4 million for the quarter ended March 31, 2012, compared to the first quarter of 2011. This decrease was partially offset by a corresponding change in reinsurance allowances, as discussed above, with the balance of the decline attributed to lower costs required to run a smaller book of business in force.

Segment Results—Corporate & Other

        The following table presents the primary components comprising the loss before taxes for the segment:

	Three months ended March 31,
	2012	2011
	(in thousands)
Debt service	$1,334	$—
Stock-based compensation expense	1,446	2,783
Other parent company expense, net of revenue	2,869	3,861
Net loss—Senior Administrative Services & APS Healthcare	387	200

Segment loss before income taxes	$6,036	$6,844

        Corporate & Other includes the results of APS Healthcare since it was acquired on March 2, 2012.

  Three months ended March 31, 2012 and 2011

        The loss before income taxes from our Corporate & Other segment decreased by $0.8 million for the first quarter of 2012 compared to the first quarter of 2011. This was due primarily to reductions in stock-based compensation and other operating expenses, net of debt service costs.

        Debt service represents interest expense and the amortization of capitalized loan origination fees associated with the new credit facility entered into in connection with our acquisition of APS Healthcare and dividends on the Mandatorily Redeemable Preferred Stock, which was issued on April 29, 2011.

        Stock-based compensation expense declined $1.3 million primarily as a result of the Medicare Advantage and Traditional segments being charged for the stock-based compensation expense of their employees for the first time in the quarter ended March 31, 2012. This amounted to $1.0 million. In addition, the accelerated vesting triggered by the April 2011 Part D Transaction resulted in fewer unvested awards to be amortized after the close of the Part D Transaction.

        Other parent company expense, net of revenue was $1.0 million lower in 2012 compared to the same period in 2011 primarily due to insurance recoveries in the first quarter of 2012 related to litigation settled in prior years and reimbursement from CVS Caremark for certain services provided under a transition services agreement in connection with the Part D Transaction, partially offset by $3.4 million of costs incurred in connection with the acquisition of APS Healthcare.

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

  •
  the cash flows of our other subsidiaries, including APS Healthcare and our management service organization;

  •
  payment of dividends to shareholders and holders of our mandatorily redeemable preferred stock;

  •
  payment of debt principal, interest and fees required under our 2012 Credit Facility; and

  •
  payment of certain corporate overhead costs and public company expenses.

        As of March 31, 2012, we had $109.1 million of unregulated cash and in April 2012 we received a Federal income tax refund of $42.0 million, primarily related to the Part D Transaction.

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

        At March 31, 2012, we held cash and cash equivalents totaling $246 million and fixed maturity securities that could readily be converted to cash with carrying values of $1.1 billion at our insurance and HMO subsidiaries. We believe that this level of liquidity is sufficient to meet our obligations and pay expenses.

        In 2007, our wholly-owned subsidiary, The Pyramid Life Insurance Company issued $60.0 million of surplus notes payable to our parent company, bearing interest at an average fixed rate of 7.5%. On March 29, 2012, after receiving regulatory approval, the parent company received $80.2 million in cash from Pyramid, representing payment in full on the surplus notes, including $60 million of principal and $20.2 million of interest.

        Capital contributions to and dividends from our Insurance and HMO subsidiaries are made through their respective holding companies. We did not make any capital contributions to our insurance subsidiaries during the first three months of 2012. In the first quarter of 2012, our insurance companies did not declare or pay dividends. We made a capital contribution of $100,000 in March 2012 to our HMO subsidiary, SelectCare of Oklahoma, Inc. Our HMO subsidiaries have not declared or paid a dividend in the first quarter of 2012.

        APS Healthcare cash flows.    The primary sources of liquidity for APS Healthcare are fees from health plans, state agencies and related organizations for performing a range of healthcare services. The primary uses of liquidity are the payments for salaries and expenses associated with providing these services. We believe the sources of cash for APS Healthcare will exceed scheduled uses of cash and result in amounts available to dividend to our parent company.

        Management service organization cash flows.    The primary sources of liquidity for these subsidiaries are fees collected from clients for performing administrative, marketing and management services. The primary uses of liquidity are the payments for salaries and expenses associated with providing these services. We believe the sources of cash for these subsidiaries will exceed scheduled uses of cash and result in amounts available to dividend to our parent company.

        Investments:    We invest primarily in fixed maturity securities of the U.S. Government and its agencies, U.S. state and local governments, mortgage-backed securities and corporate fixed maturity securities with investment grade ratings of BBB- or higher by S&P or Baa3 or higher by Moody's Investor Service. As of March 31, 2012, approximately 99% of our fixed maturity investments had investment grade ratings from S&P or Moody's.

        Cash equivalents represent approximately 20% of our portfolio at March 31, 2012 and 9% at December 31, 2011. In the aggregate, approximately 57% of our cash and invested assets at March 31, 2012 are held in securities backed by the U.S. government or its agencies, as compared with 34% at December 31, 2011. These increases were primarily driven by the early receipt of approximately $128 million of April CMS premium on March 30, 2012. The aggregate credit quality of our total investment portfolio was AA at March 31, 2012 and AA- at December 31, 2011.

        The net yields on our cash and invested assets decreased to 3.4% for the three months ended March 31, 2012, from 3.7% for the three months ended March 31, 2011. The overall decrease in yield is primarily due to a change in the mix of assets partially caused by the early receipt of the April CMS premium.

        For additional information on Liquidity and Capital Resources, please refer to our annual report on Form 10-K for the year ended December 31, 2011, filed by Universal American on March 1, 2012.

  Critical Accounting Policies

        There have been no changes in our critical accounting policies during the current quarter other than the retrospective adoption of ASU 2010-26, Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts, as discussed in Note 3—Recently Issued and Pending Accounting Pronouncements. For a description of our significant accounting policies, see Note 3—Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements included in our annual report on Form 10-K for the year ended December 31, 2011.

Policy and Contract Claims—Accident and Health Policies

        The following table presents the components of the change in our liability for policy and contract claims—health for the three months ended March 31, 2012:

March 31,
2012
(in thousands)
Balance at beginning of year	$182,792
Less reinsurance recoverable	(5,472)

Net balance at beginning of year	177,320

Balances acquired	8,472

Incurred related to:
Current Year	405,345
Prior Year Development	(5,425)

Total Incurred	399,920

Paid related to:
Current Year	203,696
Prior Year	207,113

Total paid	410,809

Net balance at end of year	174,903
Plus reinsurance recoverable	5,553

Balance at end of period	$180,456

        The liability for policy and contract claims—health decreased by $2.3 million at March 31, 2012 from December 31, 2011. The ending liability includes $6.7 million for newly acquired APS Healthcare. The decrease in the liability was primarily attributable to lower reserves for our Medicare Advantage business due to a decline in membership partially offset by higher amounts of pending claims.

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

        During the three months ended March 31, 2012, claim reserves settled, or are currently expected to be settled, for $5.4 million less than estimated at December 31, 2011. Prior period development represents 0.3% of the incurred claims recorded in 2011.

Sensitivity Analysis

        The following table illustrates the sensitivity of our accident and health IBNR payable at March 31, 2012 to identified reasonably possible changes to the estimated weighted average completion factors and health care cost trend rates. However, it is possible that the actual completion factors and health care cost trend rates will develop differently from our historical patterns and therefore could be outside of the ranges illustrated below.

Completion Factor(1):		Claims Trend Factor(2):
(Decrease) Increase in Factor	Increase (Decrease) in Net Health IBNR	(Decrease) Increase in Factor	(Decrease) Increase in Net Health IBNR
($ in thousands)
-3%	$455	-3%	$(7,469)
-2%	303	-2%	(4,979)
-1%	152	-1%	(2,490)
1%	(152)	1%	2,490
2%	(303)	2%	4,979
3%	(455)	3%	7,469

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

Effects of Recently Issued and Pending Accounting Pronouncements

        A summary of recent and pending accounting pronouncements is provided in Note 3—Recently Issued and Pending Accounting Pronouncements.

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

        The sensitivity analysis of interest rate risk assumes an instantaneous shift in a parallel fashion across the yield curve, with scenarios of interest rates increasing and decreasing 100 and 200 basis points from their levels as of March 31, 2012, and with all other variables held constant. The following table summarizes the impact of the assumed changes in market interest rates. Due to the current low interest rate environment, when estimating the effect of market interest rate decreases on fair value we have set an interest rate floor of 0% and have not allowed interest rates to go negative.

	Effect of Change in Market Interest Rates on Fair Value of Fixed Income Portfolio as of March 31, 2012
March 31, 2012
	200 Basis Point Decrease	100 Basis Point Decrease	100 Basis Point Increase	200 Basis Point Increase
Fair Value of Fixed Income Portfolio
(in millions)
$1,137.4	$56.5	$39.3	$(47.5)	$(95.5)

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

  Evaluation of Effectiveness of Controls

        We carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2012. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2012, at a reasonable assurance level, to timely alert management to material information required to be included in our periodic filings with the Securities and Exchange Commission.

  Changes in Internal Control over Financial Reporting

        There were no changes in our internal controls over financial reporting during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II

ITEM 1—LEGAL PROCEEDINGS

        For information relating to litigation affecting us, see Note 11—Commitments and Contingencies in Part I—Item 1 of this report, which is incorporated into this Part II—Item 1—Legal Proceedings by reference.

ITEM 1A—RISK FACTORS

        Except as set forth below, there have been no material changes to the risk factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, filed with the SEC on March 1, 2012, as modified by the changes to those risk factors included in other reports we filed with the SEC subsequent to March 1, 2012:

Risks Related to the APS Healthcare Business

A substantial portion of APS Healthcare's revenues are tied to short-term customer contracts which generally can be terminated without cause.

        APS Healthcare's contracts with clients generally provide for initial terms of one to three years. After the initial term, many of these contracts are terminable without cause by the client upon notice, typically between 60 and 120 days. The termination of, or our inability to renew or extend, contracts with our clients could lead to decreased revenues and profitability.

        In addition, certain of the customer contracts contain performance guarantees of various kinds, including operational performance guarantees, guarantees relating to the achievement of health goals as demonstrated by population based clinical measures and guarantees relating to the reduction of overall health costs experienced by the client. Further, certain of the contracts contain liquidated damages provisions for nonperformance that can be assessed in significant amounts. Our failure to meet these performance guarantees could lead to reduced revenue and profitability.

APS Healthcare's contracts with government agencies are obtained through a complicated bidding process, may be terminated at the convenience of the governmental agencies, may be modified with limited notice, are subject to the availability of government funding and require us to comply with governmental regulations and policies.

        We currently have contracts in the public sector with Medicaid programs in numerous states, which account for a significant portion of APS Healthcare's revenues. Contracts with governmental agencies are obtained primarily through a competitive bidding process which often is time consuming and complex and typically may be modified or terminated for the convenience of the government agency at any time. New or renewed contracts with governmental agencies are dependent upon the availability of government funding. We could fail to win contracts in the bidding process, or could lose contracts due to unilateral terminations by government agencies. Further, contracting with government agencies requires that we comply with various governmental regulations and policies; failure to comply could result in our being barred from obtaining future contracts with the applicable agency and substantial fines.

        In addition, APS Healthcare's contract with the Puerto Rico Health Insurance Administration accounts for a significant portion of APS Healthcare's total revenues. The loss of this contract could significantly harm the business of APS Healthcare.

Compliance with the terms and conditions of the Innovative Resource Group, LLC ("IRG") Corporate Integrity Agreement requires significant resources and, if IRG fails to comply, we could be subject to penalties or excluded from participation in government healthcare programs, which could have a material adverse effect on our financial condition and results of operations.

        In February 2011, in connection with the settlement of a False Claims Act action involving disease management services that one of the APS Healthcare subsidiaries, Innovative Resource Group, LLC ("IRG"), provided to the Medicaid program in Georgia, IRG entered into a five-year Corporate Integrity Agreement with the Office of Inspector General of the United States Department of Health and Human Services ("HHS-OIG"). The Corporate Integrity Agreement provides that IRG will, among other things, maintain a compliance program, including a corporate compliance officer for IRG, an IRG corporate compliance committee, a quarterly meeting of the IRG Board of Directors to review the compliance program, a code of conduct, comprehensive compliance policies, training and monitoring, a compliance hotline, and a disciplinary process for compliance violations. The Corporate Integrity Agreement also requires IRG to engage an independent third party to review compliance with its obligations under the Corporate Integrity Agreement and submit various reports to HHS-OIG. Failure by IRG to comply with its Corporate Integrity Agreement obligations could have material consequences for us, including monetary penalties, exclusion from participation in Federal healthcare programs and/or subject us to prosecution, which could have a material adverse effect on our financial condition and results of operations.

        In addition, the following bullet is added to the beginning of the risk factor "A continued reduction in the number of members in our Medicare Advantage plans could adversely affect our results of operations" appearing in our Form 10-K for the year ended December 31, 2011:

  •
  proposals by State health commissions, including the Texas Health and Human Services Commission, to assign Medicare dual-eligibles to Medicaid managed care organizations;

ITEM 2—UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

        In connection with the closing of the APS Healthcare Transaction, the Company issued 6,504,461 shares (the "Shares") to Partners Healthcare Solutions Holdings, L.P ("APSLP"). The Shares issued to APSLP were offered and sold in reliance upon the exemption from registration provided by Section 4(2) under the Securities Act of 1933, as amended. The offer and sale of the Shares to APSLP was a privately negotiated transaction with APSLP, which did not involve a general solicitation.

ITEM 3—DEFAULTS UPON SENIOR SECURITIES

        None.

ITEM 4—MINE SAFETY DISCLOSURES

        None.

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

UNIVERSAL AMERICAN CORP.
May 1, 2012	/s/ RICHARD A. BARASCH Richard A. Barasch Chief Executive Officer
May 1, 2012	/s/ ROBERT A. WAEGELEIN Robert A. Waegelein Co- President and Chief Financial Officer (Principal Accounting Officer)