Form 10-Q
period 2012-06-30
UNIVERSAL AMERICAN CORP.
filed 2012-07-26
CIK 1514128

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012
OR
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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

         Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Class of Common Stock	Outstanding at July 20, 2012
Non-voting, par value $0.01 per share Voting, par value $0.01 per share	3,300,000 shares 85,155,449 shares

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

PART I

ITEM 1—FINANCIAL STATEMENTS

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except number of shares)

	June 30, 2012	December 31, 2011
	Unaudited	As adjusted
ASSETS
Investments:
Fixed maturities available for sale, at fair value (amortized cost: 2012, $1,114,283; 2011, $1,200,674)	$1,152,460	$1,222,948
Short-term investments	26,977	—
Other invested assets	2,634	1,561

Total investments	1,182,071	1,224,509
Cash and cash equivalents	296,173	63,539
Accrued investment income	8,816	10,297
Deferred policy acquisition costs	104,453	106,391
Reinsurance recoverables—life	548,239	559,274
Reinsurance recoverables—health	118,645	122,269
Due and unpaid premiums	42,492	32,510
Present value of future profits and other amortizing intangible assets	42,953	17,401
Goodwill and other indefinite lived intangible assets	247,210	77,459
Income taxes receivable	23,277	51,175
Other assets	109,249	88,572

Total assets	$2,723,578	$2,353,396

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Reserves and other policy liabilities—life	$553,421	$561,889
Reserves for future policy benefits—health	418,427	417,990
Policy and contract claims—health	163,746	173,674
Premiums received in advance	141,994	17,072
Series A mandatorily redeemable preferred shares	40,000	40,000
Loan payable	139,119	—
Amounts due to reinsurers	7,455	9,204
Deferred income taxes payable	30,611	34,709
Other liabilities	153,113	145,723

Total liabilities	1,647,886	1,400,261

Commitments and contingencies (Note 9)
STOCKHOLDERS' EQUITY
Preferred stock (Authorized: 40 million shares)	—	—
Common stock—voting (Authorized: 400 million shares; issued and outstanding: 2012, 85.2 million shares; 2011, 78.2 million shares)	852	782
Common stock—non-voting (Authorized: 60 million shares; issued and outstanding: 3.3 million shares)	33	33
Additional paid-in capital	827,092	738,029
Accumulated other comprehensive income	19,107	11,166
Retained earnings	228,608	203,125

Total stockholders' equity	1,075,692	953,135

Total liabilities and stockholders' equity	$2,723,578	$2,353,396

See Notes to unaudited Consolidated Financial Statements.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the Three Months Ended June 30, 2012 and 2011

(Unaudited)

(in thousands, per share amounts in dollars)

	2012	2011
		As adjusted
Revenues:
Net premium and policyholder fees earned	$489,128	$559,101
Net investment income	10,536	11,878
Fee and other income	41,048	4,664
Net realized gain on investments	1,350	1,991

Total revenues	542,062	577,634

Benefits, claims and expenses:
Claims and other benefits	407,616	459,641
Change in deferred acquisition costs	654	517
Amortization of present value of future profits	2,226	1,129
Commissions	11,178	14,790
Reinsurance commissions and expense allowances	1,602	1,550
Interest expense	1,751	582
Other operating costs and expenses	108,482	92,650

Total benefits, claims and expenses	533,509	570,859

Income from continuing operations before income taxes	8,553	6,775
Provision for income taxes	3,901	3,064

Income from continuing operations	4,652	3,711

Discontinued operations:
Income from discontinued operations, net of income taxes	—	550
Expenses of transactions, net of income taxes	—	(9,397)

Loss from discontinued operations	—	(8,847)

Net income (loss)	$4,652	$(5,136)

Earnings (loss) per common share:
Basic:
Continuing operations	$0.05	$0.05
Discontinued operations	—	(0.11)

Net income (loss)	$0.05	$(0.06)

Diluted:
Continuing operations	$0.05	$0.05
Discontinued operations	—	(0.11)

Net income (loss)	$0.05	$(0.06)

Comprehensive income	$8,573	$9,685

Weighted average shares outstanding:
Weighted average common shares outstanding	87,619	79,792
Less weighted average treasury shares	—	(1,083)

Basic weighted shares outstanding	87,619	78,709
Weighted average common equivalent of preferred shares outstanding	—	1,310
Effect of dilutive securities	1	195

Diluted weighted shares outstanding	87,620	80,214

See Notes to unaudited Consolidated Financial Statements.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

For the Six Months Ended June 30, 2012 and 2011

(Unaudited)

(in thousands, per share amounts in dollars)

	2012	2011
		As adjusted
Revenues:
Net premium and policyholder fees earned	$985,769	$1,139,266
Net investment income	21,791	24,980
Fee and other income	57,995	6,072
Net realized gain on investments	8,261	1,996

Total revenues	1,073,816	1,172,314

Benefits, claims and expenses:
Claims and other benefits	809,632	948,877
Change in deferred acquisition costs	1,938	2,394
Amortization of present value of future profits	3,647	2,301
Commissions	22,825	33,494
Reinsurance commissions and expense allowances	3,425	(1,645)
Interest expense	2,936	582
Other operating costs and expenses	186,330	179,332

Total benefits, claims and expenses	1,030,733	1,165,335

Income from continuing operations before income taxes	43,083	6,979
Provision for income taxes	17,671	2,006

Income from continuing operations	25,412	4,973

Discontinued operations:
Loss from discontinued operations, net of income taxes	—	(31,348)
Expenses of transactions, net of income taxes	—	(10,524)

Loss from discontinued operations	—	(41,872)

Net income (loss)	$25,412	$(36,899)

Earnings (loss) per common share:
Basic:
Continuing operations	$0.30	$0.07
Discontinued operations	—	(0.53)

Net income (loss)	$0.30	$(0.46)

Diluted:
Continuing operations	$0.30	$0.06
Discontinued operations	—	(0.52)

Net income (loss)	$0.30	$(0.46)

Comprehensive income (loss)	$33,353	$(22,237)

Weighted average shares outstanding:
Weighted average common shares outstanding	85,531	78,777
Less weighted average treasury shares	—	(2,095)

Basic weighted shares outstanding	85,531	76,682
Weighted average common equivalent of preferred shares outstanding	—	2,768
Effect of dilutive securities	223	585

Diluted weighted shares outstanding	85,754	80,035

See Notes to unaudited Consolidated Financial Statements.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

For the Six Months Ended June 30, 2012 and 2011

(Unaudited)

(in thousands)

		Common Stock			Accumulated Other Comprehensive (Loss) Income
	Preferred Stock Series A			Additional Paid-in Capital		Retained Earnings	Treasury Stock
		Voting	Non-Voting					Total
2011
Balance at January 1, 2011, as previously reported	$42	$786	$—	$801,155	$(2,469)	$734,598	$(31,418)	$1,502,694
Adoption of ASU 2010-26	—	—	—	—	—	(32,544)	—	(32,544)

Balance at January 1, 2011, as adjusted	42	786	—	801,155	(2,469)	702,054	(31,418)	1,470,150
Net loss	—		—	—	—	(36,899)	—	(36,899)
Other comprehensive income	—	—	—	—	14,662	—	—	14,662
Changes in connection with the Part D Transaction:
Separation from Old Universal American	—	—	—	—	—	(440,868)	—	(440,868)
Conversion of Series A Preferred Stock	(42)	9	33	—	—	—	—	—
Settlement of equity awards to employees and directors		15		(25,032)		(9,685)		(34,702)
Treasury shares retired		(34)		(35,429)	—	(7,023)	42,486	—
Other activity:
Net issuance of common stock		6		4,570				4,576
Stock-based compensation				1,891				1,891
Treasury shares purchased, at cost							(10,821)	(10,821)
Treasury shares reissued				(76)			(247)	(323)
Dividends to stockholders	—	—	—	—	—	104	—	104

Balance at June 30, 2011	$—	$782	$33	$747,079	$12,193	$207,683	$—	$967,770

2012
Balance at January 1, 2012, as adjusted	$—	$782	$33	$738,029	$11,166	$203,125	$—	$953,135
Net income	—	—	—	—	—	25,412	—	25,412
Other comprehensive income	—	—	—	—	7,941	—	—	7,941
Net issuance of common stock	—	5	—	5,994	—	—	—	5,999
Issuance of shares in connection with the acquisition of APS Healthcare	—	65	—	76,688	—	—	—	76,753
Stock-based compensation	—	—	—	6,381	—	—	—	6,381
Dividends to stockholders	—	—	—	—	—	71	—	71

Balance at June 30, 2012	$—	$852	$33	$827,092	$19,107	$228,608	$—	$1,075,692

See Notes to unaudited Consolidated Financial Statements.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months Ended June 30, 2012 and 2011

(Unaudited)

(in thousands)

	2012	2011
		As adjusted
Operating activities:
Net income (loss)	$25,412	$(36,899)
Adjustments to reconcile net income (loss) to cash provided by (used for) operating activities, net of balances acquired:
Loss from discontinued operations	—	41,872
Deferred income taxes	1,356	3,070
Realized gains on investments	(8,261)	(1,996)
Amortization of present value of future profits	3,647	2,301
Amortization of debt issuance costs	483	31
Net amortization of bond premium	2,875	4,005
Depreciation expense	4,658	5,217
Changes in operating assets and liabilities:
Deferred policy acquisition costs	1,938	2,393
Reserves and other policy liabilities—life	(8,468)	(187,980)
Reserves for future policy benefits—health	(3,250)	(14,641)
Policy and contract claims—health	(18,401)	(88,726)
Reinsurance balances	12,910	218,500
Due and unpaid/advance premium, net	114,940	(52,847)
Income taxes payable/receivable	24,508	(86,441)
Other, net	4,975	(3,574)

Cash provided by (used for) operating activities from continuing operations	159,322	(195,715)
Cash used for operating activities from discontinued operations	—	(176,400)

Cash provided by (used for) operating activities	159,322	(372,115)

Investing activities:
Proceeds from sale, maturity, call, paydown or redemption of fixed maturity investments	858,036	718,527
Cost of fixed maturity investments acquired	(766,258)	(510,517)
Change in short-term investments	(26,977)	—
Purchase of business, net of cash acquired	(137,747)	—
Cash received at closing of Part D Transaction	—	20,504
Purchase of fixed assets	(4,213)	(3,899)
Other investing activities	18,308	5,376

Cash (used for) provided by investing activities from continuing operations	(58,851)	229,991
Cash used for investing activities from discontinued operations	—	(87,863)

Cash (used for) provided by investing activities	(58,851)	142,128

Financing activities:
Net proceeds from issuance of common and preferred stock, net of tax effect	5,999	4,576
Cost of treasury stock purchases	—	(11,069)
Dividends paid to stockholders	(13,514)	(209)
Principal payment on loan payable	(10,881)	—
Proceeds from the issuance of loan payable	150,000	—
Settlement of equity awards to employees and directors	6,381	(33,545)
Issuance of mandatorily redeemable preferred stock	—	40,000
Payment of debt issue costs	(5,822)	(1,103)
Contributions to discontinued operations	—	(36,015)

Cash provided by (used for) financing activities from continuing operations	132,163	(37,365)
Cash provided by financing activities from discontinued operations	—	224,956

Cash provided by financing activities	132,163	187,591

Net increase (decrease) in cash and cash equivalents	232,634	(42,396)
Less: net increase in cash and cash equivalents from discontinued operations	—	39,307

Net increase (decrease) in cash and cash equivalents from continuing operations	232,634	(3,089)
Cash and cash equivalents of continuing operations at beginning of period	63,539	23,224

Cash and cash equivalents of continuing operations at end of period	$296,173	$20,135

See Notes to unaudited Consolidated Financial Statements.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. ORGANIZATION AND COMPANY BACKGROUND

        Except as otherwise indicated, references to the "Company," "UAM," "we," "our," and "us" are to (i) Universal American Corp., a Delaware corporation (formerly known as Universal American Spin Corp., "New Universal American") and its subsidiaries following the closing of the sale of our Part D business on April 29, 2011 and (ii) Universal American Corp., a New York corporation (now known as Caremark Ulysses Holding Corp., "Old Universal American") and its subsidiaries prior to the closing of the Part D Transaction on April 29, 2011.

        New Universal American is a specialty health and life insurance holding company with an emphasis on providing a broad array of health insurance and managed care products and services to the growing senior population. Collectively, our health plans and insurance company subsidiaries are licensed to sell Medicare Advantage products, life, accident and health insurance and annuities in all fifty states and the District of Columbia. We currently sell Medicare Coordinated Care Plan products, which we call HMOs, Medicare coordinated care products built around contracted networks of providers, which we call PPOs, Medicare Advantage private fee-for-service products, known as PFFS Plans. We discontinued marketing and soliciting Traditional insurance products, consisting of Medicare supplement products, fixed benefit accident and sickness insurance and senior life insurance after June 1, 2012.

        In 2011, Universal American formed a new subsidiary, Collaborative Health Systems, or CHS, to work with physicians and other healthcare professionals to form Accountable Care Organizations, or ACOs, under the Medicare Shared Savings Program. Nine of our ACOs were approved for participation in the program by the Centers for Medicare & Medicaid Services, effective April 1, 2012, with an additional seven ACOs approved effective July 1, 2012. We estimate that these sixteen ACOs currently include approximately 1,700 participating physicians covering approximately 150,000 Original Medicare beneficiaries covering portions of eleven States both within and outside our current Medicare Advantage footprint, including Southeast Texas and upstate New York. CHS will provide these ACOs with care coordination, analytics and reporting, technology and other administrative capabilities to enable participating physicians to deliver better care, improved health and lower healthcare costs for their Medicare fee-for-service patients. CHS is also working with additional physician groups and other healthcare professionals to form new ACOs to participate in the Shared Savings Program's January 1, 2013 start date.

        On March 2, 2012, we completed our acquisition of APS Healthcare, Inc. ("APS Healthcare"), a provider of specialty healthcare solutions primarily to Medicaid Agencies. For further discussion of this transaction, see Note 4, Business Combinations.

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

        On April 29, 2011, the parties consummated the Part D Transaction and shareholders of Old Universal American received $14.00 in cash and one share of our common stock for each share owned by them. At the closing of the Part D Transaction, Old Universal American separated all of its businesses other than its Medicare Part D Business, transferred those businesses to the Company, became a wholly-owned subsidiary of CVS Caremark, changed its name to Caremark Ulysses Holding Corp., and de-registered its shares with the Securities and Exchange Commission and de-listed its shares on the New York Stock Exchange (NYSE). The net assets transferred to CVS Caremark at the closing of the Part D Transaction amounted to $440.9 million and were recorded as an adjustment to retained earnings.

        At the closing of the Part D Transaction, the Company changed its name from Universal American Spin Corp. to Universal American Corp. and issued $40.0 million of Series A Preferred Stock. Its shares began trading on the NYSE under the ticker symbol "UAM" on May 2, 2011. The Company now owns the businesses and assets that previously comprised Old Universal American's Senior Managed Care—Medicare Advantage and Traditional Insurance segments and certain portions of the Corporate & Other segment.

        The Part D Transaction is accounted for as a reverse spin-off and historical financial statements of Old Universal American will be used as the basis for our historical financial statements for purposes of our ongoing Securities and Exchange Commission filings with the Medicare Part D Business of Old Universal American reclassified to discontinued operations.

2. BASIS OF PRESENTATION

        We have prepared the accompanying Consolidated Financial Statements in conformity with U.S. generally accepted accounting principles, or U.S. GAAP, for interim reporting in accordance with Article 10 of the Securities and Exchange Commission's Regulation S-X. Accordingly, they do not include all of the disclosures normally required by U.S. GAAP or those normally made in an annual report on Form 10-K. For the insurance and HMO subsidiaries, U.S. GAAP differs from statutory accounting practices prescribed or permitted by regulatory authorities. We have eliminated all material intercompany transactions and balances. The interim financial information in this report is unaudited, but in the opinion of management, includes all adjustments, including normal, recurring adjustments necessary to present fairly the financial position and results of operations for the periods reported. The results of operations for the three months and six months ended June 30, 2012 and 2011 are not necessarily indicative of the results to be expected for the full year.

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

(Unaudited)

2. BASIS OF PRESENTATION (Continued)

materially from these estimates. We periodically evaluate our estimates, and as additional information becomes available or actual amounts become determinable, we may revise the recorded estimates and reflect the revisions in operating results. In our judgment, the accounts involving estimates and assumptions that are most critical to the preparation of our financial statements are policy related liabilities and expense recognition, deferred policy acquisition costs, goodwill and other intangible assets, investment valuation, revenue recognition, and income taxes. There have been no changes in our critical accounting policies during the current quarter.

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

        Retrospective application of accounting principles should be applied as if the change had been made as of the beginning of the earliest period presented. In the case of our Quarterly Reports on Form 10-Q to be filed in 2012, that would be January 1, 2011 and for our Annual Report on Form 10-K for the year ended December 31, 2012 that would be January 1, 2010. The reduction in DAC from our retrospective adoption affected the accounting of our 2009 life insurance and annuity reinsurance transaction. This change resulted in the recognition of a pre-tax gain on the transaction of $17.6 million, which we have deferred and are amortizing over the estimated remaining life of the ceded block of business. The cumulative effect of the retrospective adoption of this guidance, with consideration to the impact on the transaction noted above, reduced stockholders' equity by $32.2 million as of January 1, 2012 and by $32.5 million as of January 1, 2011. For the three month period ended June 30, 2011, the adoption of ASU 2010-26 decreased net income by $0.2 million or less than $0.01 per diluted share, and for the six month period ended June 30, 2011, net income increased by $0.2 million or less than $0.01 per diluted share.

        Other Comprehensive Income:    In June 2011, the FASB issued ASU, No. 2011-05, Comprehensive Income, which provides amended disclosure requirements for the presentation of comprehensive

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

3. RECENTLY ISSUED AND PENDING ACCOUNTING PRONOUNCEMENTS (Continued)

income. The amended guidance eliminates the option to present components of other comprehensive income (OCI) as part of the statement of changes in equity. Under the amended guidance, all changes in OCI are to be presented either in a single continuous statement of comprehensive income or in two separate but consecutive financial statements. We adopted this guidance effective January 1, 2012. There was no impact to our financial position or results of operations upon adoption, as the amendments relate only to changes in financial statement presentation.

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

        We adopted the provisions of ASU 2011-05 as of January 1, 2012, after considering the deferral in ASU 2011-12, and have included single continuous statements of comprehensive income (loss) for the three-months and six-months ended June 30, 2012 and 2011. There was no impact to our financial position or results of operations upon adoption, as the amendments relate only to changes in financial statement presentation.

        Fair Value Disclosures:    In May 2011, the FASB issued amended guidance and disclosure requirements for fair value measurements. We adopted this guidance effective January 1, 2012. Implementation did not have any impact on our financial position or results of operations.

4. BUSINESS COMBINATION

  Acquisition of APS Healthcare

        On March 2, 2012, we acquired 100% of the outstanding voting stock of APS Healthcare, a provider of specialty healthcare solutions primarily to Medicaid Agencies. APS Healthcare offers a broad range of healthcare solutions, including case management and care coordination, clinical quality and utilization review, and behavioral health services that enable its customers to improve the quality of their care and reduce healthcare costs

        The purchase price for the transaction was (i) $224.5 million, which is net of a provisional adjustment of $3.0 million, plus (ii) up to $50 million in potential performance based consideration. The consideration comprised $147.8 million in cash to retire APS Healthcare's outstanding indebtedness and other liabilities and approximately $76.7 million in Universal American common stock. The potential performance based consideration is payable in cash in March 2014 to the extent APS Healthcare's financial results exceed certain thresholds. We do not anticipate that any performance based consideration will be paid.

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

4. BUSINESS COMBINATION (Continued)

        To fund the cash portion of the purchase price, at closing, Universal American entered into a new $225 million Credit Facility with a group of lenders led by Bank of America Merrill Lynch, consisting of a $150 million term loan and a $75 million revolving credit facility, which was undrawn at closing.

        During the six months ended June 30, 2012, we recognized $3.7 million of acquisition related costs. These costs are included in the line item "Other operating costs and expenses" at the consolidated statements of comprehensive income (loss). We also incurred $5.8 million of costs in connection with the new credit facility. These costs have been deferred and will be amortized over the life of the term loan.

        As of June 30, 2012 the purchase price allocation remains preliminary and could change materially in subsequent periods. The fair value estimates were made in the first quarter of 2012 and remain unchanged as of June 30, 2012. The pending provisional items primarily relate to finalization of the purchase price adjustment. Any subsequent changes to the purchase price allocation during the measurement period that result in material changes to our consolidated financial results will be adjusted retrospectively.

        The following table summarizes the estimated fair values of the assets acquired and liabilities assumed as of the acquisition date:

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

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

4. BUSINESS COMBINATION (Continued)

        The value of the amortizing intangible assets was assigned as follows:

Description	Estimated Life	Amount (in millions)
Customer Relationships	5	$15.0
Software Platform	8	8.0
Provider Network	5	2.4
Trade name	4	3.8

Total Amortizing Intangibles		$29.2

        The goodwill has not yet been assigned to a segment, pending our evaluation of our reporting segments following the acquisition of APS Healthcare. The goodwill recognized is attributable primarily to expected synergies and the assembled workforce of APS Healthcare. None of the goodwill is expected to be deductible for tax purposes.

        The fair value of accounts receivable acquired was $43.2 million, with the gross contractual amount being $43.4 million. We expect that $0.2 million will be uncollectible.

        The operating results generated by APS Healthcare from March 2, 2012, the date of acquisition, were not material to our consolidated results of operations.

        The unaudited consolidated pro forma results of operations, assuming that operating results for APS Healthcare were included for the entire three and six month periods ended June 30, 2012 and 2011 are as follows:

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
	(in thousands)
Total revenues	$542,062	$654,425	$1,126,217	$1,325,423

Income from continuing operations before income taxes	$9,383	$8,650	$46,848	$9,428

Income from continuing operations	$5,162	$4,898	$27,741	$6,537

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

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

5. INVESTMENTS

        The amortized cost and fair value of fixed maturity investments are as follows:

	June 30, 2012
Classification	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Gross Unrealized OTTI(1)	Fair Value
	(in thousands)
U.S. Treasury securities and U.S. Government obligations	$34,525	$247	$(3)	$—	$34,769
Government sponsored agencies	16,688	1,458	—	—	18,146
Other political subdivisions	82,956	2,607	—	—	85,563
Corporate debt securities	473,779	24,483	(2,238)	—	496,024
Foreign debt securities	80,753	1,521	(474)	—	81,800
Residential mortgage-backed securities	280,016	12,710	(33)	—	292,693
Commercial mortgage-backed securities	75,573	3,536	(645)	—	78,464
Other asset-backed securities	69,993	1,974	(2,141)	(4,825)	65,001

	$1,114,283	$48,536	$(5,534)	$(4,825)	$1,152,460

	December 31, 2011
Classification	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Gross Unrealized OTTI(1)	Fair Value
	(in thousands)
U.S. Treasury securities and U.S. Government obligations	$42,055	$1,031	$—	$—	$43,086
Government sponsored agencies	17,185	1,662	—	—	18,847
Other political subdivisions	105,092	3,079	(153)	—	108,018
Corporate debt securities	534,990	17,279	(5,591)	—	546,678
Foreign debt securities	78,359	841	(3,784)	—	75,416
Residential mortgage-backed securities	265,448	12,828	(17)	—	278,259
Commercial mortgage-backed securities	78,506	1,931	(641)	—	79,796
Other asset-backed securities	79,039	2,137	(3,340)	(4,988)	72,848

	$1,200,674	$40,788	$(13,526)	$(4,988)	$1,222,948

(1)
Other-than-temporary impairments. Represents unrealized losses on previously impaired securities.

        At June 30, 2012, gross unrealized losses on mortgage-backed and asset-backed securities totaled $7.6 million, consisting primarily of unrealized losses of $7.0 million on subprime residential mortgage loans, as discussed below, and $0.6 million related to obligations of commercial mortgage-backed securities. The fair value of a majority of the subprime securities is depressed due to the deterioration of collectability of the underlying mortgage cash flows. The fair value of the other securities is depressed primarily due to changes in interest rates. We have evaluated these holdings, with input from our investment managers, and do not believe further other-than-temporarily impairment to be warranted.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

5. INVESTMENTS (Continued)

        The amortized cost and fair value of fixed maturity investments at June 30, 2012 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
	(in thousands)
Due in 1 year or less	$45,039	$45,620
Due after 1 year through 5 years	258,831	268,429
Due after 5 years through 10 years	291,205	307,466
Due after 10 years	93,626	94,787
Mortgage and asset-backed securities	425,582	436,158

	$1,114,283	$1,152,460

        The fair value and unrealized losses as of June 30, 2012 and December 31, 2011 for fixed maturities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are shown below:

	Less than 12 Months		12 Months or Longer		Total
June 30, 2012	Fair Value	Gross Unrealized Losses and OTTI	Fair Value	Gross Unrealized Losses and OTTI	Fair Value	Gross Unrealized Losses and OTTI
	(in thousands)
U.S. Treasury securities and U.S. Government obligations	$5,494	$(3)	$—	$—	$5,494	$(3)
Government sponsored agencies	—	—	—	—	—	—
Other political subdivisions	—	—	—	—	—	—
Corporate debt securities	42,138	(640)	14,646	(1,598)	56,784	(2,238)
Foreign debt securities	16,571	(224)	8,429	(250)	25,000	(474)
Residential mortgage-backed securities	5,554	(7)	514	(26)	6,068	(33)
Commercial mortgage-backed securities	—	—	1,087	(645)	1,087	(645)
Other asset-backed securities	89	(66)	19,185	(6,900)	19,274	(6,966)

Total fixed maturities	$69,846	$(940)	$43,861	$(9,419)	$113,707	$(10,359)

Total number of securities in an unrealized loss position						40

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

        As of June 30, 2012, we held subprime securities with par values of $22.0 million, an amortized cost of $21.4 million and a fair value of $14.4 million representing approximately 1.0% of our cash and invested assets, with collateral comprised substantially of first lien mortgages in senior or senior mezzanine level tranches, with an average Standard & Poor's, or equivalent, rating of A+.

        The following table presents our exposure to subprime residential mortgages by vintage year.

Vintage Year	Amortized Cost	Fair Value	Gross Unrealized Losses & OTTI
	(in thousands)
2003	$109	$53	$(56)
2004	126	95	(31)
2005	14,154	12,121	(2,033)
2006	7,000	2,157	(4,843)

Totals	$21,389	$14,426	$(6,963)

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

5. INVESTMENTS (Continued)

        We continuously review our subprime holdings stressing multiple variables, such as cash flows, prepayment speeds, default rates and loss severity, and comparing current base case loss expectations to the loss required to incur a principal loss, or breakpoint. Our base case analysis suggests that implied losses from current market pricing for these securities remain significantly higher than our base case loss expectations. Based on the analysis of the remaining subprime holdings at June 30, 2012, we do not believe these holdings require recognition of additional other-than-temporarily impairment.

        Gross realized gains and gross realized losses included in the consolidated statements of comprehensive income (loss) are as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2012	2011	2012	2011
	(in thousands)		(in thousands)
Realized gains:
Fixed maturities	$1,683	$2,816	$9,478	$5,589
Other	44	—	44	2

	1,727	2,816	9,522	5,591

Realized losses:
Fixed maturities, excluding OTTI	(377)	(825)	(1,261)	(3,595)

	(377)	(825)	(1,261)	(3,595)

Net realized gains	$1,350	$1,991	$8,261	$1,996

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

        The following table presents our assets that are carried at fair value by hierarchy levels, as of June 30, 2012:

June 30, 2012	Total	Level 1	Level 2	Level 3
	(in thousands)
Assets:
Fixed maturities, available for sale	$1,152,460	$—	$1,149,922	$2,538

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

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

6. FAIR VALUE MEASUREMENTS (Continued)

        The following table provides a summary of changes in the fair value of our Level 3 financial instruments:

Fixed Maturities
(in thousands)
Fair value as of December 31, 2011	$2,620
Sales	(34)
Unrealized losses included in AOCI(1)(2)	(6)

Fair value as of March 31, 2012	2,580
Sales	(36)
Unrealized losses included in AOCI(1)(2)	(6)

Fair value as of June 30, 2012	$2,538

(1)
AOCI: Accumulated other comprehensive income.

(2)
Unrealized losses represent losses from changes in values of Level 3 financial instruments only for the periods in which the instruments are classified as Level 3.

7. OTHER COMPREHENSIVE INCOME

        The components of accumulated other comprehensive income are as follows:

	June 30, 2012	December 31, 2011
	(in thousands)
Continuing Operations:
Net unrealized gains on investments	$43,008	$27,266
Gross unrealized OTTI	(4,825)	(4,988)
Long-term claim reserve adjustment	(8,787)	(5,100)
Deferred tax	(10,289)	(6,012)

Total accumulated other comprehensive income	$19,107	$11,166

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

7. OTHER COMPREHENSIVE INCOME (Continued)

        The components of other comprehensive income and the related tax effects for each component for the three and six months ended June 30, 2012 are as follows:

	Three months ended June 30,
	2012			2011
	Before Tax Amount	Tax Expense	Net of Tax Amount	Before Tax Amount	Tax Expense	Net of Tax Amount
	(in thousands)
From continuing operations:
Net unrealized gain arising during the period	$8,056	$2,819	$5,237	$12,412	$4,345	$8,067
Reclassification adjustment for gains included in net income	1,350	472	878	1,991	697	1,294

Net unrealized gain	6,706	2,347	4,359	10,421	3,648	6,773
Long-term claim reserve adjustment	(673)	(235)	(438)	—	—	—

Other comprehensive income from continuing operations	6,033	2,112	3,921	10,421	3,648	6,773

From discontinued operations:
Cash flow hedge	—	—	—	12,381	4,333	8,048

Total other comprehensive income	$6,033	$2,112	$3,921	$22,802	$7,981	$14,821

	Six months ended June 30,
	2012			2011
	Before Tax Amount	Tax Expense	Net of Tax Amount	Before Tax Amount	Tax Expense	Net of Tax Amount
	(in thousands)
From continuing operations:
Net unrealized gain arising during the period	$24,166	$8,458	$15,708	$10,859	$3,802	$7,057
Reclassification adjustment for gains included in net income	8,261	2,891	5,370	1,996	701	1,295

Net unrealized gain	15,905	5,567	10,338	8,863	3,101	5,762
Long-term claim reserve adjustment	(3,687)	(1,290)	(2,397)	—	—	—

Other comprehensive income from continuing operations	12,218	4,277	7,941	8,863	3,101	5,762

From discontinued operations:
Cash flow hedge	—	—	—	13,693	4,793	8,900

Total other comprehensive income	$12,218	$4,277	$7,941	$22,556	$7,894	$14,662

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

        The compensation expense for our continuing operations that has been included in other operating costs and expenses for these plans and the related tax benefit for the three and six months ended June 30, 2012 were as follows:

	Three Months Ended June 30,
	2012	2011
	(in thousands)
Stock-based compensation expense by type:
Part D Transaction—stock options	$—	$5,851
Part D Transaction—restricted stock awards	—	2,795

Part D Transaction—subtotal	—	8,646
Stock options	1,291	449
Restricted stock awards	1,114	1,093

Total stock-based compensation expense	2,405	10,188
Tax benefit recognized(1)	455	3,566

Stock-based compensation expense, net of tax	$1,950	$6,622

	Six Months Ended June 30,
	2012	2011
	(in thousands)
Stock-based compensation expense by type:
Part D Transaction—stock options	$—	$5,851
Part D Transaction—restricted stock awards	—	2,795

Part D Transaction—subtotal	—	8,646
Stock options	2,326	1,927
Restricted stock awards	2,742	2,398

Total stock-based compensation expense	5,068	12,971
Tax benefit recognized(1)	895	4,540

Stock-based compensation expense, net of tax	$4,173	$8,431

(1)
Tax benefit recognized includes the estimated effect of non-deductible compensation costs.

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

        We estimated the fair value for options granted during the period at the date of grant using a Black-Scholes option pricing model with the following range of assumptions:

For options granted in 2012
Weighted-average grant date fair value	$3.30 - $4.04
Risk free interest rates	0.35% - 0.90%
Dividend yields	0.0%
Expected volatility	44.71% - 47.08%
Expected lives of options (in years)	2.5 - 3.75

        We did not capitalize any cost of stock-based compensation. Future expense may vary based upon factors such as the number of awards granted by us and the then-current fair value of such awards.

        A summary of option activity for the six month period ended June 30, 2012 is set forth below:

Options	Options (in thousands)	Weighted Average Exercise Price
Outstanding, January 1, 2012	2,576	$9.33
Granted	2,875	11.12
Exercised	(2)	9.33
Forfeited or expired	(223)	10.18

Outstanding, June 30, 2012	5,226	$10.28

        The total intrinsic value of stock options (the amount by which the market price of the stock on the date of exercise exceeded the exercise price of the option) exercised during the six months ended June 30, 2012 and 2011 was approximately $0.1 million and $6.2 million, respectively.

        We received proceeds of approximately $0.1 million and $8.0 million from the exercise of stock options during the six months ended June 30, 2012 and 2011, respectively.

        As of June 30, 2012, the total compensation cost related to non-vested option awards not yet recognized was $17.0 million, which we expect to recognize over a weighted average period of 3.3 years.

  Restricted Stock Awards

        In accordance with our 2011 Equity Plan, we may grant restricted stock to employees, directors and other third parties. We have issued restricted stock which vests ratably over a four-year period. We value restricted stock awards at an amount equal to the market price of our common stock on the date

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

8. STOCK-BASED COMPENSATION (Continued)

of grant. We recognize compensation expense for restricted stock awards on a straight line basis over the vesting period.

        A summary of non-vested restricted stock award activity for the six months ended June 30, 2012 is set forth below:

Non-vested Restricted Stock	Shares (in thousands)	Weighted Average Grant-Date Fair Value
Non-vested, January 1, 2012	248	$12.67
Granted	936	11.18
Vested	(108)	12.35
Forfeited	(41)	11.44

Non-vested, June 30, 2012	1,035	$11.41

        The total fair value of shares of restricted stock vested during the six months ended June 30, 2012 and 2011 was $1.2 million and $4.8 million, respectively.

  Performance Shares

        In connection with our acquisition of APS Healthcare, we issued an aggregate 207,500 Performance Shares to senior management of APS Healthcare. These shares vest 33.3% on each of March 15, 2013, March 15, 2014 and March 15, 2015, subject to the executive's continued employment on each vesting date and the achievement of certain financial performance thresholds by the APS Healthcare business. These awards contain a performance condition, as defined in ASC 718-10, Compensation—Stock Compensation. ASC 718-10 requires that compensation cost on such awards must be recognized over the requisite service period if it is probable that the performance condition will be satisfied, with the estimate of likelihood trued up periodically by a cumulative catch-up adjustment recorded to expense at the time of the true up. At June 30, 2012, we have not recorded any compensation cost related to the Performance Shares.

  Tax Benefits of Stock-Based Compensation

        ASC 718-10 requires us to report the benefits of tax deductions in excess of recognized compensation cost of equity awards as a financing cash flow. We recognized $4.1 million and $2.6 million of financing cash flows for these excess tax deductions for the six months ended June 30, 2012 and 2011 respectively.

9. COMMITMENTS AND CONTINGENCIES

  Legal Proceedings

        We are subject to a variety of legal proceedings, investigations, audits, claims and litigation, including claims under the False Claims Act and claims for benefits under insurance policies and claims by members, providers, customers, employees, regulators and other third parties. In some cases, plaintiffs seek punitive damages. While the outcome of these matters is currently not determinable, we

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

9. COMMITMENTS AND CONTINGENCIES (Continued)

do not currently expect that the ultimate costs to resolve these matters will have a material adverse effect on our consolidated financial position, results of operations, or cash flows.

  Government Regulations

        Laws and regulations governing Medicare, Medicaid and other state and federal healthcare and insurance programs are complex and subject to significant interpretation. As part of the recent healthcare reform legislation, CMS and other regulatory agencies have been exercising increased oversight and regulatory authority over our Medicare and other businesses. Compliance with such laws and regulations is subject to CMS audit, other governmental review and investigation and significant and complex interpretation. According to CMS, we are a high-risk Medicare Advantage sponsor. As a result, CMS continues to audit our Medicare Advantage plans with regularity to ensure we are in compliance with applicable laws, rules and regulations. There can be no assurance that we will be found to be in compliance with all such laws, rules and regulations in connection with these audits, reviews and investigations. Failure to be in compliance can subject us to significant regulatory action including significant fines, penalties, cancellation of contracts with governmental agencies or operating restrictions on our business, including, without limitation, suspension of our ability to market to and enroll new members in our Medicare plans, exclusion from Medicare and other state and federal healthcare programs and inability to expand into new markets.

10. BUSINESS SEGMENT INFORMATION

        As of June 30, 2012, our business segments are based on product and consist of

  •
  Senior Managed Care—Medicare Advantage and,

  •
  Traditional Insurance.

        Our remaining segment, Corporate & Other, includes the activities of our holding company, along with our remaining senior administrative services operations and the operations of APS Healthcare since its acquisition on March 2, 2012.

        We closed the Part D Transaction on April 29, 2011 (See Note 1—Organization and Company Background). The sale eliminated all of the business operations of our Medicare Part D segment and certain debt service expenses of our Corporate & Other segment. Their current and historical results are reported as discontinued operations (See Note 12—Discontinued Operations).

        We report intersegment revenues and expenses on a gross basis in each of the operating segments but eliminate them in the consolidated results. These intersegment revenues and expenses affect the amounts reported on the individual financial statement line items, but we eliminate them in consolidation and they do not change income before taxes. The most significant items eliminated are intersegment revenue and expense relating to commissions earned by agency subsidiaries in our Corporate & Other segment from insurance subsidiaries in our Traditional segment and for services provided by APS Healthcare to our Senior Managed Care—Medicare Advantage segment.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

10. BUSINESS SEGMENT INFORMATION (Continued)

        Financial data by segment, with a reconciliation of segment revenues and segment income (loss) before income taxes to total revenue and income from continuing operations before income taxes in accordance with U.S. generally accepted accounting principles is as follows:

	Three months ended June 30,
	2012		2011
	Revenues	Income(loss) before Income Taxes	Revenues	Income(loss) before Income Taxes
	(in thousands)
Senior Managed Care—Medicare Advantage	$397,257	$10,713	$503,011	$20,347
Traditional Insurance	66,706	5,375	69,013	1,601
Corporate & Other	78,901	(8,885)	4,484	(17,164)
Intersegment revenues	(2,152)	—	(865)	—
Adjustments to segment amounts:
Net realized gains(1)	1,350	1,350	1,991	1,991

Total	$542,062	$8,553	$577,634	$6,775

	Six months ended June 30,
	2012		2011
	Revenues	Income(loss) before Income Taxes	Revenues	Income(loss) before Income Taxes
	(in thousands)
Senior Managed Care—Medicare Advantage	$823,388	$39,935	$1,022,067	$26,753
Traditional Insurance	136,765	9,808	143,918	2,238
Corporate & Other	108,405	(14,921)	5,166	(24,008)
Intersegment revenues	(3,003)	—	(833)	—
Adjustments to segment amounts:
Net realized gains(1)	8,261	8,261	1,996	1,996

Total	$1,073,816	$43,083	$1,172,314	$6,979

(1)
We evaluate the results of operations of our segments based on income before realized gains and losses and income taxes. We believe that realized gains and losses are not indicative of overall operating trends.

11. OTHER DISCLOSURES

        Income Taxes:    Our effective tax rate on income from continuing operations was 45.6% for the second quarter of 2012 compared to 45.2% for the second quarter of 2011. State income taxes and permanent items, primarily relating to non-deductible executive compensation and non-deductible interest on the mandatorily redeemable preferred stock drove the effective rate for both periods in excess of the 35% federal rate. The second quarter of 2012 and 2011 also included non-recurring tax benefits of $0.1 million and $0.4 million, respectively, related to state income tax refunds.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

11. OTHER DISCLOSURES (Continued)

        For the six months ended June 30, 2012, our effective tax rate on income from continuing operations was 41.0% compared to 28.7% for the same period in 2011. State income taxes and permanent items, relating to non-deductible executive compensation, APS Healthcare transaction costs and non-deductible interest on the mandatorily redeemable preferred stock drove the 2012 effective rate in excess of the 35% federal rate. 2012 and 2011 also included non-recurring tax benefits of $0.1 million and $0.8 million, respectively, related to state income tax refunds which drove the lower effective rate in 2011.

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

        As of June 30, 2012, all of our primary reinsurers, as well as the primary first party reinsurers of Pennsylvania Life's traditional business, were rated "A-" (Excellent) or better by A.M. Best with the exception of one reinsurer. For that reinsurer, which is not rated, a trust containing assets at 106% of reserves is maintained. The reserves amounted to approximately $153 million as of June 30, 2012.

        Restructuring Charges:    During 2011, we undertook several initiatives to realign our organization and consolidate certain functions to increase efficiency and responsiveness to customers and reduce costs, in order to meet the challenges and opportunities presented by the sale of our Part D business, our decision to discontinue selling new Traditional insurance products, closure of our career agency operations, the current economic environment and anticipated effects of healthcare reform.

        We incurred total restructuring charges of $37.7 million during the year ended December 31, 2011, which were recorded as restructuring costs and intangible asset impairment in our consolidated statements of comprehensive income (loss). A summary of our restructuring liability balance as of June 30, 2012 follows:

	Segment	January 1 Balance	Charge to Earnings	Cash Paid	Non-cash	June 30 Balance
	(in thousands)
2012
Workforce reduction	Corporate & Other	$3,995	$—	$(1,342)	$—	$2,653
Facility consolidation	Corporate & Other	250	—	—	(102)	148
Facility consolidation	Traditional	443	—	—	(54)	389

Total		$4,688	$—	$(1,342)	$(156)	$3,190

        For further discussion of these restructuring initiatives, see Note 20 of Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2011.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

11. OTHER DISCLOSURES (Continued)

        Principal and Interest Payments on Term Loan:    During the six months ended June 30, 2012, we made principal payments totaling $10.9 million. No principal payments were made in the first quarter of 2012. During the three and six months ended June 30, 2012, we made interest payments of $1.0 million and $1.1 million, respectively.

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

        For the three and six month periods ended June 30, 2011, we allocated earnings between common and participating preferred stock as follows:

	Three months ended June 30, 2011	Six months ended June 30, 2011
	(in thousands)
Net loss attributable to common stock	$(5,052)	$(35,111)
Undistributed loss allocated to participating preferred stock	(84)	(1,788)

Net loss	$(5,136)	$(36,899)

12. DISCONTINUED OPERATIONS

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

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

12. DISCONTINUED OPERATIONS (Continued)

        Summarized financial information for our discontinued operations, including expenses of the transaction for the three and six month periods ended June 30 is presented below:

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
	(in thousands)
Net premium and policyholder fees earned	$—	$167,711	$—	$815,370
Net realized loss on investments	—	(11,685)	—	(11,925)
Other income	—	18,501	—	18,535

Total revenues	—	174,527	—	821,980

Benefits, claims and expenses:
Claims and other benefits	—	169,573	—	807,161
Amortization of present value of future profits	—	1,337	—	5,348
Expenses of transactions	—	14,457	—	16,191
Other operating costs and expenses	—	16,971	—	72,299

Total benefits, claims and expenses	—	202,338	—	900,999

Loss from discontinued operations before income taxes	—	(27,811)	—	(79,019)
Benefit for income taxes	—	(18,964)	—	(37,147)

Loss from discontinued operations	$—	$(8,847)	$—	$(41,872)

        There were no assets or liabilities of discontinued operations as of June 30, 2012 or December 31, 2011.

        For additional details, see Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2011.

ITEM 2—MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

        The following discussion and analysis presents a review of our financial condition as of June 30, 2012 and our results of operations for the three and six months ended June 30, 2012 and 2011. As used in this report, except as otherwise indicated, references to the "Company," "UAM," "we," "our," and "us" are to (i) Universal American Corp., a Delaware corporation (formerly known as Universal American Spin Corp., "New Universal American") and its subsidiaries following the closing of the Part D Transaction on April 29, 2011 and (ii) Universal American Corp, a New York corporation (now known as Caremark Ulysses Holding Corp., "Old Universal American") and its subsidiaries prior to the closing of the Part D Transaction on April 29, 2011.

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

Overview

        Through our health insurance, and managed care subsidiaries, we primarily serve the growing Medicare population by providing Medicare Advantage and Medicare Supplement insurance products. In addition, with the acquisition of APS Healthcare, we now provide a variety of healthcare services, including case management and care coordination, clinical quality and utilization review and behavioral health services to Medicaid agencies and other third parties. Approximately 25% of the over 65 year old population in the United States is currently enrolled in Medicare Advantage plans. In addition, we believe there is an opportunity to address the high cost of healthcare for the remaining 75% of the Medicare population enrolled in traditional fee-for-service Medicare and have joined with primary-care provider groups, multi-specialty provider groups, health systems and other healthcare providers to participate in the Medicare Shared Savings Program (the "Shared Savings Program") through Accountable Care Organizations ("ACOs"). In addition, all payers of healthcare costs, from the Federal and state governments to corporations and individuals, are incurring rising healthcare costs and we believe we can apply our capabilities and experience in controlling these costs while improving health outcomes.

Recent Developments

  Accountable Care Organizations

        On April 10, 2012, the Centers for Medicare & Medicaid Services (CMS) announced that they had selected the first 27 ACOs across the country to participate in the Shared Savings Program. Further, in July 2012, CMS selected another 89 ACOs to participate.

        The Shared Savings Program was created as part of the Affordable Care Act to better coordinate care for Medicare patients through ACOs and will reward ACOs that lower the rate of growth in healthcare costs for Medicare fee-for-service beneficiaries (i.e. those not enrolled in a Medicare Advantage plan) while meeting performance standards on quality of care and placing patient care first. ACOs are groups of doctors and other healthcare providers working together to provide high quality services and care for their patients. Provider participation in an ACO is purely voluntary and Medicare beneficiaries retain their current ability to seek treatment from any provider they wish. Beneficiaries with fee-for-service Medicare will still have the right to use any doctor or hospital who accepts Medicare, at any time.

        Universal American's new subsidiary, Collaborative Health Systems, also known as CHS, partnered with sixteen groups of physicians to form ACOs under the Shared Savings Program. We estimate that these sixteen ACOs currently include approximately 1,700 participating physicians covering approximately 150,000 Original Medicare beneficiaries covering portions of eleven States both within and outside our current Medicare Advantage footprint, including Southeast Texas and upstate New York. CHS will provide these ACOs with care coordination, analytics and reporting, technology and other administrative capabilities to enable participating physicians to deliver better care, improved health and lower healthcare costs for their Medicare fee-for-service patients. CHS is also working with additional physician groups and other healthcare professionals to form new ACOs to participate in the Shared Savings Program's January 1, 2013 start date.

  APS Healthcare Acquisition

        On March 2, 2012, we completed our acquisition of APS Healthcare, Inc., also known as APS Healthcare, a provider of specialty healthcare solutions primarily to Medicaid Agencies. APS Healthcare offers a broad range of healthcare solutions, including case management and care coordination, clinical quality and utilization review, and behavioral health services that enable its customers to improve the quality of care and reduce healthcare costs. APS Healthcare is headquartered in White Plains, New York. For further discussion of this transaction, see note 4, Business Combinations.

  Sale of Medicare Part D Business

        On April 29, 2011, we completed the sale of our Medicare Part D Business to CVS Caremark. For further discussion, see note 1, Organization and Company Background and note 12, Discontinued Operations.

Healthcare Reform

        In March 2010, President Obama signed into law The Patient Protection and Affordable Care Act and The Health Care and Education Reconciliation Act of 2010 (which we collectively refer to as the "Affordable Care Act") which enacts significant changes to various aspects of the U.S. health insurance industry. In June 2012, the United States Supreme Court upheld substantially all of the Affordable Care Act. Notwithstanding the decision, there are many important provisions of the legislation that will require additional guidance and clarification in the form of regulations and interpretations in order to fully understand the impact of the legislation on our overall business, which we expect to occur over the next several years.

        Certain significant provisions of the Affordable Care Act that will impact our business include, among others, reduced Medicare Advantage reimbursement rates, implementation of quality bonus for Star Ratings, stipulated minimum medical loss ratios, shortened annual enrollment period, non-deductible federal premium taxes assessed to health insurers, coding intensity adjustments with mandatory minimums and a limitation on the federal tax deductibility of compensation earned by individuals. Due to the complexity of the health reform legislation, including implementation regulations that are yet to be promulgated, lack of interpretive guidance and gradual implementation, the impact of the health reform legislation is difficult to predict and not yet fully known. In addition, notwithstanding the Supreme Court's June 2012 decision upholding substantially all of the health reform legislation, pending efforts in the United States Congress to repeal, amend or restrict funding for various aspects of the Affordable Care Act and the 2012 presidential election create additional uncertainty about the ultimate impact of the health reform legislation. In addition, financing for the reforms contained in the Affordable Care Act will come, in part, from additional taxes and fees on our business as well as reductions in payments to us, which could negatively impact our business and results of operations. The Health Care Reform Legislation is discussed more fully under Risk Factors set forth or incorporated by reference in Part II, Item 1A in this report.

Membership

        The following table presents our membership in our Medicare Advantage segment as of June 30, 2012 and 2011.

	As of June 30,
Membership	2012	2011
	(in thousands)
HMO	56.7	61.4
PPO	17.0	21.0
Network PFFS	44.9	55.0
Non-network PFFS (Rural)	19.3	30.7

Total Membership	137.9	168.1

Results of Operations—Consolidated Overview

        The following table reflects income (loss) before taxes from each of our segments and contains reconciliations to reported net income:

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
	(in thousands, except per share amounts)
Senior Managed Care—Medicare Advantage(1)	$10,713	$20,347	$39,935	$26,753
Traditional Insurance(1)	5,375	1,601	9,808	2,238
Corporate & Other(1)	(8,885)	(17,164)	(14,921)	(24,008)
Net realized gains on investments(1)	1,350	1,991	8,261	1,996

Income before provision for income taxes(1)	8,553	6,775	43,083	6,979
Provision for income taxes	3,901	3,064	17,671	2,006

Income from continuing operations	4,652	3,711	25,412	4,973
Loss from discontinued operations(2)	—	(8,847)	—	(41,872)

Net income (loss)	$4,652	$(5,136)	$25,412	$(36,899)

Per share data (diluted):
Income from continuing operations	$0.05	$0.05	$0.30	$0.06
Loss from discontinued operations(2)	—	(0.11)	—	(0.52)

Net income (loss)	$0.05	$(0.06)	$0.30	$(0.46)

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

(2)
Includes after-tax transaction costs of $9.4 million or $0.12 per diluted share, and $10.5 million or $0.13 per diluted share, for the three and six months ended June 30, 2011, respectively (See Note 12—Discontinued Operations).

  Three months ended June 30, 2012 and 2011

        Income from continuing operations for the three months ended June 30, 2012 was $4.7 million, or $0.05 per diluted share, compared to $3.7 million or $0.05 per diluted share for the three months ended June 30, 2011. Income from continuing operations for the quarter ended June 30, 2012 includes realized investment gains, net of taxes, of $0.9 million, or $0.01 per diluted share, compared with $1.3 million, or $0.02 per diluted share for the same period in 2011. Our effective tax rate on income from continuing operations was 45.6% for the second quarter of 2012 compared to 45.2% for the second quarter of 2011. State income taxes and permanent items, primarily relating to non-deductible executive compensation and non-deductible interest on the mandatorily redeemable preferred stock, drove the effective rate for both periods in excess of the 35% federal statutory rate. The second quarter of 2012 and 2011 also included non-recurring tax benefits of $0.1 million and $0.4 million, respectively, related to state income tax refunds.

        Our Senior Managed Care—Medicare Advantage segment generated income before income taxes of $10.7 million for the three months ended June 30, 2012, a decrease of $9.6 million compared to the three months ended June 30, 2011. The second quarter of 2012 included $5.3 million of start-up costs relating to the development of CHS and its affiliated ACOs. The decrease in earnings was also driven by a 23% decrease in the member months for the quarter compared to the second quarter 2011 and a higher medical expense ratio of 83.9% in the second quarter 2012 compared to 82.8% in the second quarter 2011. The second quarter of 2012 included favorable prior period items of $2.3 million compared to favorable prior period items of $5.6 million in the second quarter of 2011.

        Our Traditional Insurance segment generated income before income taxes of $5.4 million for the three months ended June 30, 2012, an increase of $3.8 million compared to the three months ended June 30, 2011. The increase in earnings is driven primarily by the decrease in commissions and general expenses, net of allowances resulting from a smaller block of business in force and the decision to cease marketing Traditional insurance products effective in June 2012.

        The loss before income taxes from our Corporate & Other segment decreased by $9.6 million for the three months ended June 30, 2012 compared to the three months ended June 30, 2011. This was due primarily to reductions in stock-based compensation and other operating expenses, net of debt service costs.

  Six months ended June 30, 2012 and 2011

        Income from continuing operations for the six months ended June 30, 2012 was $25.4 million, or $0.30 per diluted share, compared to $5.0 million or $0.06 per diluted share for the six months ended June 30, 2011. Income from continuing operations for the six months ended June 30, 2012 includes realized investment gains, net of taxes, of $5.4 million, or $0.06 per diluted share, generated primarily as investments at our Pyramid Life Insurance Company subsidiary were liquidated to raise $80.2 million of cash to settle surplus note principal and interest paid to Universal American Corp. in March, compared with $1.3 million, or $0.02 per diluted share for the same period of 2011. For the six months ended June 30, 2012, our effective tax rate on income from continuing operations was 41.0% compared to 28.7% for the same period in 2011. State income taxes and permanent items, relating to non-deductible executive compensation, APS Healthcare transaction costs and non-deductible interest on the mandatorily redeemable preferred stock drove the 2012 effective rate in excess of the 35% federal rate. 2012 and 2011 also included non-recurring tax benefits of $0.1 million and $0.8 million, respectively, related to state income tax refunds which drove the lower effective rate in 2011.

        Our Senior Managed Care—Medicare Advantage segment generated income before income taxes of $39.9 million for the six months ended June 30, 2012, an increase of $13.2 million compared to the six months ended June 30, 2011. The increase in earnings was driven by an improvement in the medical expense ratio from 83.9% in the first half of 2011 to 82.5% in the first half of 2012 and improved expense efficiency as a result of our expense reduction initiatives. This was partially offset by a 24% decrease in the member months for the first half of 2012 compared to the first half of 2011. The first half of 2012 included favorable prior period items of $11.6 million compared to favorable prior period items of $1.2 million in the first half of 2011. The first half of 2012 also included $9.4 million of start-up costs relating to the development of CHS and its affiliated ACOs.

        Our Traditional Insurance segment generated income before income taxes of $9.8 million for the six months ended June 30, 2012; an increase of $7.6 million compared to the six months ended June 30, 2011. The increase in earnings is driven primarily by the decrease in commissions and general expenses, net of allowances resulting from a smaller block of business in force and the decision to cease marketing Traditional insurance products effective in June 2012 as well as improved profitability on our block of Medicare Supplement business.

        The loss before income taxes from our Corporate & Other segment decreased by $10.4 million for the six months ended June 30, 2012 compared to the six months ended June 30, 2011. This was due primarily to reductions in stock-based compensation and other operating expenses, net of debt service costs.

Segment Results—Senior Managed Care—Medicare Advantage

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
	(in thousands)		(in thousands)
Net premiums	$391,367	$495,546	$811,393	$1,006,798
Net investment income	5,839	6,836	11,910	14,113
Fee and other income	51	629	85	1,156

Total revenue	397,257	503,011	823,388	1,022,067

Medical expenses	328,492	410,222	669,250	844,281
Amortization of intangible assets	782	1,078	1,564	2,077
Commissions and general expenses	57,270	71,364	112,639	148,956

Total benefits, claims and other deductions	386,544	482,664	783,453	995,314

Segment income before income taxes	$10,713	$20,347	$39,935	$26,753

        Our Senior Managed Care—Medicare Advantage segment includes the operations of our Medicare coordinated care HMO, PPO, network-based PFFS and non-network (Rural) PFFS Plans (collectively, the "Plans"), which provides coverage to Medicare beneficiaries in 36 states. Our HMOs offer coverage to Medicare beneficiaries primarily in Southeastern Texas, the area surrounding Dallas/Ft. Worth, 16 counties in Oklahoma and three counties in Indiana. The segment also includes start-up costs for our new ACOs managed under our new subsidiary, CHS.

        Membership.    Membership in our Medicare Advantage plans declined by 30,000 members from June 30, 2011 to June 30, 2012 principally as a result of lower sales during the 2012 Annual Coordinated Election Period, disenrollment and service area reductions.

  Three months ended June 30, 2012 and 2011

        Our Senior Managed Care—Medicare Advantage segment generated income before income taxes of $10.7 million for the three months ended June 30, 2012, a decrease of $9.6 million compared to the three months ended June 30, 2011. The second quarter of 2012 included $5.3 million of start-up costs relating to the development of CHS and its affiliated ACOs. The decrease in earnings was also driven by a 23% decrease in the member months for the quarter compared to the second quarter 2011 and a higher medical expense ratio of 83.9% in the second quarter 2012 compared to 82.8% in the second quarter 2011. The second quarter of 2012 included favorable prior period items of $2.3 million compared to favorable prior period items of $5.6 million in the second quarter of 2011.

        Net Premiums.    Net premiums for the Senior Managed Care—Medicare Advantage segment decreased by $104.2 million compared to the three months ended June 30, 2011, primarily due to the decline in membership that resulted in lower member months.

        Medical expenses.    Medical expenses decreased by $81.7 million compared to the second quarter of 2011, as a result of the decrease in member months partially offset by an increase in the medical expense ratio for retained members. The medical expense ratio increased to 83.9% for the second quarter of 2012 from 82.8% for the same period in 2011. Excluding the prior period items discussed above, the medical expense ratio for the second quarter of 2012 was 84.4%.

        Commissions and general expenses.    Commissions and general expenses for the three months ended June 30, 2012 decreased $14.1 million compared to the three months ended June 30, 2011. This was primarily as the result of the decreased level of membership and the execution of our expense reduction plans, partially offset by $5.3 million investment in the continued development of ACOs. Excluding the ACO development costs, the ratio of commissions and general expenses to net premiums decreased to 13.3% in the second quarter 2012 from 14.4% in the second quarter of 2011, primarily as a result of execution of our expense reduction plans and higher premiums per member.

  Six months ended June 30, 2012 and 2011

        Our Senior Managed Care—Medicare Advantage segment generated income before income taxes of $39.9 million for the six months ended June 30, 2012, an increase of $13.2 million compared to the six months ended June 30, 2011. The increase in earnings was driven by an improvement in the medical expense ratio from 83.9% in the first half of 2011 to 82.5% in the first half of 2012 and improved expense efficiency as a result of our expense reduction initiatives. This was partially offset by a 24% decrease in the member months for the first half of 2012 compared to the first half of 2011. The first half of 2012 included favorable prior period items of $11.6 million compared to favorable prior period items of $1.2 million in the first half of 2011. The first half of 2012 also included $9.4 million of start-up costs relating to the development of CHS and its affiliated ACOs.

        Net Premiums.    Net premiums for the Senior Managed Care—Medicare Advantage segment decreased by $195.4 million compared to the six months ended June 30, 2011, primarily due to the decline in membership that resulted in lower member months. Our ongoing chart review process resulted in an $11.4 million favorable premium adjustment related to 2011 risk scores recorded during the first half of 2012 compared to a $3.1 million favorable adjustment of 2010 risk scores recorded during the first half of 2011.

        Medical expenses.    Medical expenses decreased by $175.0 million compared to the first half of 2011, as a result of the decrease in member months and an improvement in the medical expense ratio for retained members. The medical expense ratio improved to 82.5% for the first half of 2012 from 83.9% for the same period in 2011. Excluding the prior period items discussed above, the medical expense ratio for the first half of 2012 was 83.5%

        Commissions and general expenses.    Commissions and general expenses for the six months ended June 30, 2012 decreased $36.3 million compared to the six months ended June 30, 2011.This was primarily as the result of the decreased level of membership and the execution of our expense reduction plans, partially offset by $9.4 million investment in the development of CHS and its affiliated ACOs. Excluding the ACO development costs, the ratio of commissions and general expenses to net premiums decreased to 12.7% in the first half of 2012 from 14.8% in the first half of 2011, primarily as a result of execution of our expense reduction plans and higher premiums per member.

Segment Results—Traditional Insurance

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
	(in thousands)		(in thousands)
Net premiums	$61,391	$63,506	$125,782	$132,368
Net investment income	4,620	4,995	9,794	10,733
Other income	695	512	1,189	817

Total revenue	66,706	69,013	136,765	143,918

Policyholder benefits	47,153	49,430	97,075	104,605
Change in deferred acquisition costs	654	516	1,938	2,394
Commissions and general expenses, net of allowances	13,524	17,466	27,944	34,681

Total benefits, claims and other deductions	61,331	67,412	126,957	141,680

Segment income before income taxes	$5,375	$1,601	$9,808	$2,238

  Three months ended June 30, 2012 and 2011

        Our Traditional Insurance segment generated income before income taxes of $5.4 million for the three months ended June 30, 2012; an increase of $3.8 million compared to the three months ended June 30, 2011. The increase in earnings is driven primarily by the decrease in commissions and general expenses, net of allowances resulting from a smaller block of business in force and the decision to cease marketing Traditional insurance products effective in June 2012.

        The following tables detail premium for the segment by major lines of business:

Premium

	Three months ended June 30,
	2012			2011
	Gross	Ceded	Net	Gross	Ceded	Net
	(in thousands)
Senior market	$57,407	$(12,451)	$44,956	$60,951	$(14,767)	$46,184
Specialty health	14,025	(1,840)	12,185	15,377	(2,189)	13,188
Life insurance and annuity	13,780	(9,530)	4,250	15,501	(11,367)	4,134

Total premium	$85,212	$(23,821)	$61,391	$91,829	$(28,323)	$63,506

        Net Premiums.    Net premium declined by $2.1 million, or 3.3%, from the second quarter of 2011. This is primarily the result of the continued effect of lapsation on our Medicare supplement and specialty health in-force business, partially offset by an increase in our retained senior life block of business.

        In conjunction with the sale of our Part D business, the traditional business of Pennsylvania Life Insurance Company was reinsured by one of our subsidiaries in order to retain that business at New Universal American. Under the reinsurance agreement, the net premium of Pennsylvania Life is recorded as gross premium on New Universal American, resulting in a decrease in both direct and ceded premium in the quarter ended June 30, 2012 as compared to 2011.

        Policyholder benefits.    Policyholder benefits declined by $2.3 million, or 4.6%, compared to the second quarter of 2011. This decline was principally due to the overall decline of insurance in-force in the senior market and specialty health lines of business. For the three months ended June 30, 2012, the Medicare supplement policyholder benefit ratio improved to 72.3%, compared with 74.9% for the same period last year, due to a lower average claim trend. Specialty health's benefit ratio increased to 101.5%, compared with 97.0% for the same period last year, due to increased severity of claims.

        Commissions and general expenses, net of allowances.    The following table details the components of commission and general expenses, net of allowances:

	Three months ended June 30,
	2012	2011
	(in thousands)
Direct commissions	$5,262	$6,501
Other operating costs	6,656	10,184
Reinsurance commissions and allowances	1,606	781

Commissions and general expenses, net of allowances	$13,524	$17,466

        Total commissions and general expenses, net of allowances, decreased by $3.9 million compared to the second quarter of 2011. As a result of our reinsurance agreement with Pennsylvania Life, amounts which were reported as direct commissions and other operating costs prior to the sale of the Part D business on April 29, 2011, are now reported as reinsurance commissions and allowances on business assumed from Pennsylvania Life. Direct commission expense decreased $1.2 million compared to the same period in the prior year. This decrease was partially offset by a corresponding change in reinsurance commissions and allowances due to the new reinsurance agreement noted above. The remaining decrease in commissions is due to the decline in the amount of business in force. Other operating costs decreased $3.5 million for the quarter ended June 30, 2012, compared to the second quarter of 2011. This decrease was partially offset by a corresponding change in reinsurance allowances, as discussed above, with the balance of the decline attributed to lower costs required to run a smaller book of business in force.

  Six months ended June 30, 2012 and 2011

        Our Traditional Insurance segment generated income before income taxes of $9.8 million for the six months ended June 30, 2012; an increase of $7.6 million compared to the six months ended June 30, 2011. The increase in earnings is driven primarily by the decrease in commissions and general expenses, net of allowances resulting from a smaller block of business in force and the decision to cease marketing Traditional insurance products effective in June 2012 as well as improved profitability on our block of Medicare Supplement business.

        The following tables detail premium for the segment by major lines of business:

Premium

	Six Months ended June 30,
	2012			2011
	Gross	Ceded	Net	Gross	Ceded	Net
	(in thousands)
Senior market	$118,802	$(26,135)	$92,667	$128,904	$(31,238)	$97,666
Specialty health	28,081	(3,526)	24,555	31,085	(4,375)	26,710
Life insurance and annuity	27,649	(19,089)	8,560	33,163	(25,171)	7,992

Total premium	$174,532	$(48,750)	$125,782	$193,152	$(60,784)	$132,368

        Net Premiums.    Net premium declined by $6.6 million, or 5.0%, from the first half of 2011. This is primarily the result of the continued effect of lapsation on our Medicare supplement and specialty health in-force business, partially offset by an increase in our retained senior life block of business.

        In conjunction with the sale of our Part D business, the traditional business of Pennsylvania Life Insurance Company was reinsured by one of our subsidiaries in order to retain that business at New Universal American. Under the reinsurance agreement, the net premium of Pennsylvania Life is recorded as gross premium on New Universal American, resulting in a decrease in both direct and ceded premium in the six months ended June 30, 2012 as compared to 2011.

        Policyholder benefits.    Policyholder benefits declined by $7.5 million, or 7.2%, compared to the first half of 2011. This decline was principally due to the overall decline of insurance in-force in the senior market and specialty health lines of business. For the six months ended June 30, 2012, the Medicare supplement policyholder benefit ratio improved to 74.1%, compared with 76.9% for the same period last year, due to a lower average claim trend. Specialty health's benefit ratio increased slightly to 96.7%, compared with 95.9% for the same period last year.

        Commissions and general expenses, net of allowances.    The following table details the components of commission and general expenses, net of allowances:

	Six Months ended June 30,
	2012	2011
	(in thousands)
Direct commissions	$10,638	$15,984
Other operating costs	13,907	21,757
Reinsurance commissions and allowances	3,399	(3,060)

Commissions and general expenses, net of allowances	$27,944	$34,681

        Total commissions and general expenses, net of allowances, decreased by $6.7 million compared to the first half of 2011. As a result of our reinsurance agreement with Pennsylvania Life, amounts which were reported as direct commissions and other operating costs prior to the sale of the Part D business on April 29, 2011, are now reported as reinsurance commissions and allowances on business assumed from Pennsylvania Life. Direct commission expense decreased $5.3 million compared to the same period in the prior year. This decrease was partially offset by a corresponding change in reinsurance commissions and allowances due to the new reinsurance agreement noted above. The remaining decrease in commissions is due to the decline in the amount of business in force. Other operating costs decreased $7.9 million for the six month period ended June 30, 2012, compared to the same period in 2011. This decrease was partially offset by a corresponding change in reinsurance allowances, as discussed above, with the balance of the decline attributed to lower costs required to run a smaller book of business in force.

  Segment Results—Corporate & Other

        The following table presents the primary components comprising the loss before income taxes for the segment:

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
	(in thousands)		(in thousands)
Debt service	$2,205	$616	$3,569	$617
Stock-based compensation expense	1,120	10,188	2,566	12,971
Other parent company expense, net of revenue	4,963	6,220	7,802	10,080
Net loss—Senior Administrative Services & APS Healthcare	597	140	984	340

Segment loss before income taxes	$8,885	$17,164	$14,921	$24,008

        Corporate & Other includes the results of APS Healthcare since it was acquired on March 2, 2012.

  Three months ended June 30, 2012 and 2011

        The loss before income taxes from our Corporate & Other segment decreased by $9.6 million for the three months ended June 30, 2012 compared to the three months ended June 30, 2011. This was due primarily to reductions in stock-based compensation and other operating expenses, net of debt service costs.

        Debt service represents interest expense and the amortization of capitalized loan origination fees associated with the new credit facility entered into in connection with our acquisition of APS Healthcare on March 2, 2012 and dividends on the Mandatorily Redeemable Preferred Stock, which was issued on April 29, 2011.

        Stock-based compensation expense declined $9.1 million primarily as a result of $8.6 million incurred in the quarter ended June 30, 2011 related to the accelerated vesting of equity awards in connection with the Part D Transaction and the Medicare Advantage and Traditional segments being charged for the stock-based compensation expense of their employees for the first time in 2012, which amounted to $0.9 million.

        Other parent company expense, net of revenue was $1.3 million lower in the second quarter of 2012 compared to the same period in 2011 primarily due to reimbursement from CVS Caremark for certain services provided under a transition services agreement in connection with the Part D Transaction.

  Six months ended June 30, 2012 and 2011

        The loss before income taxes from our Corporate & Other segment decreased by $10.4 million for the six months ended June 30, 2012 compared to the six months ended June 30, 2011. This was due primarily to reductions in stock-based compensation and other operating expenses, net of debt service costs.

        Debt service represents interest expense and the amortization of capitalized loan origination fees associated with the new credit facility entered into in connection with our acquisition of APS Healthcare on March 2, 2012 and dividends on the Mandatorily Redeemable Preferred Stock, which was issued on April 29, 2011.

        Stock-based compensation expense declined $10.4 million primarily as a result of $8.6 million incurred in the period ended June 30, 2011 related to the accelerated vesting of equity awards in connection with the Part D Transaction and the Medicare Advantage and Traditional segments being charged for the stock-based compensation expense of their employees for the first time in 2012, which amounted to $1.9 million.

        Other parent company expense, net of revenue was $2.3 million lower for the six months ended June 30, 2012 compared to the same period in 2011 primarily due to insurance recoveries in 2012 related to litigation settled in prior years and reimbursement from CVS Caremark for certain services provided under a transition services agreement in connection with the Part D Transaction, partially offset by $3.7 million of costs incurred in connection with the acquisition of APS Healthcare.

Liquidity and Capital Resources

        Sources and Uses of Liquidity to the Parent Company, Universal American Corp.    We require cash at our parent company to support the growth of our insurance, HMO and other subsidiaries, fund potential growth through acquisitions of other companies or blocks of business, and pay the operating expenses necessary to function as a holding company, as applicable insurance department regulations require us to bear our own expenses.

        The parent company's sources and uses of liquidity are derived primarily from the following:

  •
  surplus note payments and dividends from and capital contributions to our insurance and HMO subsidiaries;

  •
  the cash flows of our other subsidiaries, including APS Healthcare and our management service organization;

  •
  the funding of CHS and other growth initiatives;

  •
  payment of dividends to shareholders and holders of our mandatorily redeemable preferred stock;

  •
  payment of debt principal, interest and fees required under our 2012 Credit Facility; and

  •
  payment of certain corporate overhead costs and public company expenses.

        As of June 30, 2012, we had $148.2 million of unregulated cash and investments at the parent holding company.

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

        At June 30, 2012, we held cash, cash equivalents and short term investments totaling $323.2 million and fixed maturity securities that could readily be converted to cash with carrying values of $1.2 billion at our insurance and HMO subsidiaries. We believe that this level of liquidity is sufficient to meet our obligations and pay expenses.

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

        Capital contributions to and dividends from our Insurance and HMO subsidiaries are made through their respective holding companies. We did not make any capital contributions to our insurance subsidiaries during the first six months of 2012. In the first half of 2012, our insurance companies paid $28.4 million of dividends to their holding company. We made capital contributions of $100,000 in each of March and June 2012 to our HMO subsidiary, SelectCare of Oklahoma, Inc. Our HMO subsidiaries did not pay a dividend in the first half of 2012. In July 2012, SelectCare of Texas, Inc. paid a dividend of $23.9 million to its holding company

        APS Healthcare cash flows.    The primary sources of liquidity for APS Healthcare are fees from health plans, state agencies and related organizations for performing a range of healthcare services. The primary uses of liquidity are the payments for salaries and expenses associated with providing these services. We believe the sources of cash for APS Healthcare will exceed scheduled uses of cash and result in amounts available to dividend to our parent company.

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

        Investments.    We invest primarily in fixed maturity securities of the U.S. Government and its agencies, U.S. state and local governments, mortgage-backed securities and corporate fixed maturity securities with investment grade ratings of BBB- or higher by S&P or Baa3 or higher by Moody's Investor Service. As of June 30, 2012, approximately 99% of our fixed maturity investments had investment grade ratings from S&P or Moody's.

        Cash and cash equivalents and short term investments represent approximately 22% of our portfolio at June 30, 2012 and 9% at December 31, 2011. In the aggregate, approximately 47% of our cash and invested assets at June 30, 2012 are held in securities backed by the U.S. government or its agencies, as compared with 34% at December 31, 2011. These increases were primarily driven by the early receipt of approximately $180 million of July CMS premium on June 29, 2012. The average credit quality of our total investment portfolio was AA at June 30, 2012 and AA- at December 31, 2011.

        The net yields on our cash and invested assets decreased to 3.2% for the six months ended June 30, 2012, from 3.7% for the six months ended June 30, 2011. The overall decrease in yield is primarily due to a change in the mix of assets.

        2012 Credit Facility.    In connection with the acquisition of APS Healthcare, on March 2, 2012, we entered into a new credit facility (the "2012 Credit Facility") consisting of a five-year $150 million senior secured term loan and a $75 million senior secured revolving credit facility.

        The 2012 Credit Facility contains customary representations and warranties as well as customary affirmative and negative covenants. Negative covenants include, among others, limitations on the incurrence of indebtedness, limitations on the incurrence of liens and limitations on acquisition, dispositions, investments and restricted payments. In addition, the 2012 Credit Facility contains certain financial covenants relating to minimum risk-based capital, consolidated leverage ratio, and consolidated debt service ratio. As of June 30, 2012, we were in compliance with all financial covenants.

        The 2012 Credit Facility bears interest at rates equal to, at the Company's election, the reserve-adjusted eurodollar rate or the base rate, plus an applicable margin that varies based on the Company's consolidated leverage ratio from 1.75% to 2.50%, in the case of eurodollar loans, and from 0.75% to 1.50% in the case of base rate loans. The Company will also be required to pay a commitment fee on unused availability under the Revolving Facility from time to time, that will vary based on the Company's consolidated leverage ratio, from 0.40% to 0.50%. Effective June 30, 2012, the interest rate on the term loan portion of the 2012 Credit Facility was 2.49%, based on a spread of 225 basis points above Libor. We had not drawn on the revolving loan facility as of the date of this report.

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

  Critical Accounting Policies

        There have been no changes in our critical accounting policies during the first half of 2012 other than the retrospective adoption of ASU 2010-26, Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts, as discussed in Note 3—Recently Issued and Pending Accounting Pronouncements. For a description of our significant accounting policies, see Note 3—Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements included in our annual report on Form 10-K for the year ended December 31, 2011.

Policy and Contract Claims—Accident and Health Policies

        The following table presents the components of the change in our liability for policy and contract claims—health for the six months ended June 30, 2012:

June 30, 2012
(in thousands)
Balance at beginning of year	$173,674
Less reinsurance recoverable	(5,184)

Net balance at beginning of year	168,490

Balances acquired	8,472

Incurred related to:
Current Year	808,217
Prior Year Development	(1,429)

Total Incurred	806,788

Paid related to:
Current Year	671,698
Prior Year	153,480

Total paid	825,178

Net balance at end of period	158,572
Plus reinsurance recoverable	5,174

Balance at end of period	$163,746

        Commencing with the filing of this quarterly report on Form 10-Q, we have retrospectively reclassified certain liability balances for claims incurred but not reported within the consolidated balance sheets from policy and contract claims—health to reserves for future policy benefits—health. We believe that this change better presents the proper classification of this liability. This reclassification had no effect on total assets, total liabilities, stockholders' equity, net income or earnings per share as previously reported.

        The liability for policy and contract claims—health decreased by $9.9 million at June 30, 2012 from December 31, 2011. The ending liability includes $7.4 million for newly acquired APS Healthcare. The decrease in the liability was primarily attributable to lower reserves for our Medicare Advantage business due to a decline in membership partially offset by higher amounts of pending claims and the acquired claim reserves from APS Healthcare.

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

        During the six months ended June 30, 2012, claim reserves settled, or are currently expected to be settled, for $1.4 million less than estimated at December 31, 2011. Prior period development represents less than 0.1% of the incurred claims recorded in 2011.

Sensitivity Analysis

        The following table illustrates the sensitivity of our accident and health IBNR payable at June 30, 2012 to identified reasonably possible changes to the estimated weighted average completion factors and healthcare cost trend rates. However, it is possible that the actual completion factors and healthcare cost trend rates will develop differently from our historical patterns and therefore could be outside of the ranges illustrated below.

Completion Factor(1):		Claims Trend Factor(2):
(Decrease) Increase in Factor	Increase (Decrease) in Net Health IBNR	(Decrease) Increase in Factor	(Decrease) Increase in Net Health IBNR
($ in thousands)
(3)%	$462	(3)%	$(7,277)
(2)%	308	(2)%	(4,851)
(1)%	154	(1)%	(2,426)
1%	(154)	1%	2,426
2%	(308)	2%	4,851
3%	(462)	3%	7,277

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

        The sensitivity analysis of interest rate risk assumes an instantaneous shift in a parallel fashion across the yield curve, with scenarios of interest rates increasing and decreasing 100 and 200 basis points from their levels as of June 30, 2012, and with all other variables held constant. The following table summarizes the impact of the assumed changes in market interest rates. Due to the current low interest rate environment, when estimating the effect of market interest rate decreases on fair value we have set an interest rate floor of 0% and have not allowed interest rates to go negative.

June 30, 2012	Effect of Change in Market Interest Rates on Fair Value of Fixed Income Portfolio as of June 30, 2012
Fair Value of Fixed Income Portfolio	200 Basis Point Decrease	100 Basis Point Decrease	100 Basis Point Increase	200 Basis Point Increase
(in millions)
$1,152.5	$42.8	$33.0	$(46.0)	$(94.7)

Debt

        We pay interest on our term loan based on LIBOR over one, two, three or six month interest periods. Due to the variable interest rate, we would be subject to higher interest costs if short-term interest rates rise. We regularly conduct various analyses to gauge the financial impact of changes in interest rates on our financial condition. The ranges selected in these analyses reflect our assessment as being reasonably possible over the succeeding twelve-month period. The magnitude of changes modeled in the accompanying analyses should not be construed as a prediction of future economic events, but rather, be treated as a simple illustration of the potential impact of such events on our financial results.

        The sensitivity analysis of interest rate risk assumes scenarios involving increases or decreases in LIBOR of 100 and 200 basis points from their levels as of and for the six months ended June 30, 2012, and with all other variables held constant. The following table summarizes the impact of changes in LIBOR.

			Effect of Change in LIBOR on Pre-tax Income for the six months ended June 30, 2012
		Weighted Average Balance Outstanding
Description of Floating Rate Debt	Weighted Average Interest Rate		200 Basis Point Decrease(1)	100 Basis Point Decrease(1)	100 Basis Point Increase	200 Basis Point Increase
		(in millions)
Loan payable(1)	2.51%	$97.3	$0.1	$0.1	$(0.5)	$(1.0)

(1)
The initial borrowing under the loan payable was $150 million on March 2, 2012 and the balance was $139 million as of June 30, 2012. There was no loan payable balance prior to March 2, 2012. This caused the daily weighted average balance outstanding for the first six months of the year to be $97 million, as shown above. Additionally, the LIBOR rate from March to June on our Loan payable was approximately 25 basis points and, for the purposes of this illustration, decreases in monthly rates over this period have been limited to this rate.

        As noted above, we have floating rate debt outstanding of $139 million as of June 30, 2012, which is exposed to rising interest rates. We had approximately $296 million of cash and cash equivalents along with $29 million of short-term investments as of June 30, 2012.

        The magnitude of changes reflected in the above analysis regarding interest rates should not be construed as a prediction of future economic events, but rather as an illustration of the potential impact of such events on our financial results.

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

  Evaluation of Effectiveness of Controls

        We carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2012. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2012, at a reasonable assurance level, to timely alert management to material information required to be included in our periodic filings with the Securities and Exchange Commission.

  Changes in Internal Control over Financial Reporting

        There were no changes in our internal controls over financial reporting during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II

ITEM 1—LEGAL PROCEEDINGS

        For information relating to litigation affecting us, see Note 11—Commitments and Contingencies in Part I—Item 1 of this report, which is incorporated into this Part II—Item 1—Legal Proceedings by reference.

ITEM 1A—RISK FACTORS

        There have been no material changes to the risk factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, filed with the SEC on March 1, 2012, as modified by the changes to those risk factors included in other reports we filed with the SEC subsequent to March 1, 2012.

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

UNIVERSAL AMERICAN CORP.
July 26, 2012	/s/ RICHARD A. BARASCH Richard A. Barasch Chief Executive Officer
July 26, 2012	/s/ ROBERT A. WAEGELEIN Robert A. Waegelein Co-President and Chief Financial Officer (Principal Accounting Officer)