Form 10-Q
period 2012-09-30
UNIVERSAL AMERICAN CORP.
filed 2012-11-02
CIK 1514128

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012
OR
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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

         Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Class of Common Stock	Outstanding at October 26, 2012
Non-voting, par value $0.01 per share Voting, par value $0.01 per share	3,300,000 shares 84,969,656 shares

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

PART I

ITEM 1—FINANCIAL STATEMENTS

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except number of shares)

	September 30, 2012	December 31, 2011
	Unaudited	As adjusted
ASSETS
Investments:
Fixed maturities available for sale, at fair value (amortized cost: 2012, $1,156,683; 2011, $1,200,674)	$1,214,736	$1,222,948
Short-term investments	26,993	—
Other invested assets	7,620	1,561

Total investments	1,249,349	1,224,509
Cash and cash equivalents	186,548	63,539
Accrued investment income	10,196	10,297
Deferred policy acquisition costs	103,414	106,391
Reinsurance recoverables—life	542,595	559,274
Reinsurance recoverables—health	119,329	122,269
Due and unpaid premiums	3,100	32,510
Present value of future profits and other amortizing intangible assets	40,721	17,401
Goodwill and other indefinite lived intangible assets	242,235	77,459
Income taxes receivable	17,276	51,175
Other assets	118,438	88,572

Total assets	$2,633,201	$2,353,396

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Reserves and other policy liabilities—life	$549,684	$561,889
Reserves for future policy benefits—health	422,659	417,990
Policy and contract claims—health	176,108	173,674
Premiums received in advance	8,948	17,072
Series A mandatorily redeemable preferred shares	40,000	40,000
Loan payable	135,552	—
Amounts due to reinsurers	8,350	9,204
Deferred income taxes payable	27,437	34,709
Other liabilities	164,646	145,723

Total liabilities	1,533,384	1,400,261

Commitments and contingencies (Note 9)
STOCKHOLDERS' EQUITY
Preferred stock (Authorized: 40 million shares)	—	—
Common stock—voting (Authorized: 400 million shares; issued and outstanding: 2012, 85.0 million shares; 2011, 78.2 million shares)	850	782
Common stock—non-voting (Authorized: 60 million shares; issued and outstanding: 3.3 million shares)	33	33
Additional paid-in capital	826,103	738,029
Accumulated other comprehensive income	30,340	11,166
Retained earnings	242,491	203,125

Total stockholders' equity	1,099,817	953,135

Total liabilities and stockholders' equity	$2,633,201	$2,353,396

See Notes to unaudited Consolidated Financial Statements.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the Three Months Ended September 30, 2012 and 2011

(Unaudited)

(in thousands, per share amounts in dollars)

	2012	2011
		As adjusted
Revenues:
Net premium and policyholder fees earned	$499,232	$565,531
Net investment income	10,242	11,524
Fee and other income	35,299	4,743
Net realized gain on investments	4,668	408

Total revenues	549,441	582,206

Benefits, claims and expenses:
Claims and other benefits	392,711	456,274
Change in deferred acquisition costs	1,039	374
Amortization of present value of future profits	2,233	1,020
Commissions	10,698	13,335
Reinsurance commissions and expense allowances	1,509	3,366
Interest expense	1,688	842
Other operating costs and expenses	118,676	86,574

Total benefits, claims and expenses	528,554	561,785

Income before income taxes	20,887	20,421
Provision for income taxes	7,040	6,313

Income from continuing operations	13,847	14,108

Discontinued operations:
Income from discontinued operations, net of income taxes	—	—
Expenses of transactions, net of income taxes	—	—

Loss from discontinued operations	—	—

Net income	$13,847	$14,108

Earnings per common share:
Basic:
Continuing Operations	$0.16	$0.18
Discontinued Operations	—	—

Net Income	$0.16	$0.18

Diluted:
Continuing Operations	$0.16	$0.17
Discontinued Operations	—	—

Net Income	$0.16	$0.17

Comprehensive income	$25,080	$14,698

Weighted average shares outstanding:
Weighted average common shares outstanding	87,267	80,478
Less weighted average treasury shares	—	—

Basic weighted average shares outstanding	87,267	80,478
Weighted average common equivalent of preferred shares outstanding	—	—
Effect of dilutive securities	52	274

Diluted weighted average shares outstanding	87,319	80,752

See Notes to unaudited Consolidated Financial Statements.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

For the Nine Months Ended September 30, 2012 and 2011

(Unaudited)

(in thousands, per share amounts in dollars)

	2012	2011
		As adjusted
Revenues:
Net premium and policyholder fees earned	$1,485,001	$1,704,797
Net investment income	32,033	36,504
Fee and other income	93,294	10,817
Net realized gain on investments	12,929	2,404

Total revenues	1,623,257	1,754,522

Benefits, claims and expenses:
Claims and other benefits	1,202,343	1,405,151
Change in deferred acquisition costs	2,977	2,767
Amortization of present value of future profits	5,880	3,322
Commissions	33,523	46,829
Reinsurance commissions and expense allowances	4,934	1,721
Interest expense	4,624	1,423
Other operating costs and expenses	305,006	265,908

Total benefits, claims and expenses	1,559,287	1,727,121

Income from continuing operations before income taxes	63,970	27,401
Provision for income taxes	24,711	8,320

Income from continuing operations	39,259	19,081

Discontinued operations:
Loss from discontinued operations, net of income taxes	—	(31,348)
Expenses of transactions, net of income taxes	—	(10,524)

Loss from discontinued operations	—	(41,872)

Net income (loss)	$39,259	$(22,791)

Earnings (loss) per common share:
Basic:
Continuing Operations	$0.46	$0.24
Discontinued Operations	—	(0.53)

Net income (loss)	$0.46	$(0.29)

Diluted:
Continuing operations	$0.45	$0.24
Discontinued operations	—	(0.52)

Net income (loss)	$0.45	$(0.28)

Comprehensive income (loss)	$58,433	$(7,539)

Weighted average shares outstanding:
Weighted average common shares outstanding	86,054	79,366
Less weighted average treasury shares	—	(1,389)

Basic weighted average shares outstanding	86,054	77,977
Weighted average common equivalent of preferred shares outstanding	—	1,835
Effect of dilutive securities	337	642

Diluted weighted average shares outstanding	86,391	80,454

See Notes to unaudited Consolidated Financial Statements.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

For the Nine Months Ended September 30, 2012 and 2011

(Unaudited)

(in thousands)

		Common Stock			Accumulated Other Comprehensive (Loss) Income
	Preferred Stock			Additional Paid-in Capital		Retained Earnings	Treasury Stock
		Voting	Non-Voting					Total
2011
Balance at January 1, 2011, as previously reported	$42	$786	$—	$801,155	$(2,469)	$734,598	$(31,418)	$1,502,694
Adoption of ASU 2010-26	—	—	—	—	—	(32,544)	—	(32,544)

Balance at January 1, 2011, as adjusted	42	786	—	801,155	(2,469)	702,054	(31,418)	1,470,150
Net loss	—	—	—	—	—	(22,791)	—	(22,791)
Other comprehensive income	—	—	—	—	15,252	—	—	15,252
Changes in connection with the Part D Transaction:
Separation from Old Universal American	—	—	—	—	—	(440,492)	—	(440,492)
Conversion of Series A Preferred Stock	(42)	9	33	—	—	—	—	—
Settlement of equity awards to employees and directors	—	15	—	(25,032)	—	(9,685)	—	(34,702)
Treasury shares retired	—	(34)	—	(35,429)	—	(7,023)	42,486	—
Other activity:
Net issuance of common stock	—	6	—	4,494	—	—	—	4,500
Stock-based compensation	—	—	—	2,535	—	—	—	2,535
Acquisition of noncontrolling interest of subsidiary	—	—	—	(10,555)	—	—	—	(10,555)
Treasury shares purchased, at cost	—	—	—	—	—	—	(10,821)	(10,821)
Treasury shares reissued	—	—	—	(76)	—	—	(247)	(323)
Dividends to stockholders	—	—	—	—	—	886	—	886

Balance at September 30, 2011	$—	$782	$33	$737,092	$12,783	$222,949	$—	$973,639

2012
Balance at January 1, 2012, as adjusted	$—	$782	$33	$738,029	$11,166	$203,125	$—	$953,135
Net income	—	—	—	—	—	39,259	—	39,259
Other comprehensive income	—	—	—	—	19,174	—	—	19,174
Net issuance of common stock	—	5	—	10,006	—	—	—	10,011
Issuance of shares in connection with the acquisition of APS Healthcare	—	63	—	74,451	—	—	—	74,514
Stock-based compensation	—	—	—	3,617	—	—	—	3,617
Dividends to stockholders	—	—	—	—	—	107	—	107

Balance at September 30, 2012	$—	$850	$33	$826,103	$30,340	$242,491	$—	$1,099,817

See Notes to unaudited Consolidated Financial Statements.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months Ended September 30, 2012 and 2011

(Unaudited)

(in thousands)

	2012	2011
		As adjusted
Operating activities:
Net income (loss)	$39,259	$(22,791)
Adjustments to reconcile net income (loss) to cash provided by (used for) operating activities, net of balances acquired:
Loss from discontinued operations	—	41,872
Deferred income taxes	(2,935)	225
Net realized gains on investments	(12,929)	(2,404)
Amortization of present value of future profits	5,880	3,322
Amortization of debt issuance costs	823	77
Net amortization of bond premium	4,538	5,708
Depreciation expense	7,446	8,353
Changes in operating assets and liabilities:
Deferred policy acquisition costs	2,977	2,767
Reserves and other policy liabilities—life	(12,205)	(189,466)
Reserves for future policy benefits—health	(1,557)	(17,648)
Policy and contract claims—health	(6,804)	(112,590)
Reinsurance balances	18,765	222,587
Due and unpaid/advance premium, net	21,286	182,249
Income taxes payable/receivable	29,239	(80,688)
Other, net	22,545	4,402

Cash provided by operating activities from continuing operations	116,328	45,975
Cash used for operating activities from discontinued operations	—	(176,400)

Cash provided by (used for) operating activities	116,328	(130,425)

Investing activities:
Proceeds from sale, maturity, call, paydown or redemption of fixed maturity investments	1,140,551	826,716
Cost of fixed maturity investments acquired	(1,090,586)	(645,333)
Change in short-term investments	(26,993)	—
Purchase of business, net of cash acquired	(137,747)	—
Cash received at closing of Part D Transaction	—	15,516
Purchase of fixed assets	(7,820)	(5,779)
Other investing activities	3,034	(2,787)

Cash (used for) provided by investing activities from continuing operations	(119,561)	188,333
Cash used for investing activities from discontinued operations	—	(87,863)

Cash (used for) provided by investing activities	(119,561)	100,470

Financing activities:
Net proceeds from issuance of common stock, net of tax effect	10,011	4,500
Cost of treasury stock purchases	—	(11,069)
Dividends paid to stockholders	(13,549)	(910)
Principal payment on loan payable	(14,448)	—
Proceeds from the issuance of loan payable	150,000	—
Settlement of equity awards to employees and directors	—	(33,545)
Issuance of mandatorily redeemable preferred stock	—	40,000
Payment of debt issue costs	(5,772)	(1,103)
Contributions to discontinued operations	—	(36,015)

Cash provided by (used for) financing activities from continuing operations	126,242	(38,142)
Cash provided by financing activities from discontinued operations	—	224,956

Cash provided by financing activities	126,242	186,814

Net increase in cash and cash equivalents	123,009	156,859
Less: net increase in cash and cash equivalents from discontinued operations	—	39,307

Net increase in cash and cash equivalents from continuing operations	123,009	196,166
Cash and cash equivalents of continuing operations at beginning of period	63,539	23,224

Cash and cash equivalents of continuing operations at end of period	$186,548	$219,390

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

        New Universal American is a specialty health and life insurance holding company with an emphasis on providing a broad array of health insurance and managed care products and services to people covered by Medicare and Medicaid. Collectively, our health plans and insurance company subsidiaries are licensed to sell Medicare Advantage products, life, accident and health insurance and annuities in all fifty states and the District of Columbia. We currently sell Medicare Coordinated Care Plan products, which we call HMOs, Medicare Coordinated Care products built around contracted networks of providers, which we call PPOs and Medicare Advantage private fee-for-service products, known as PFFS Plans. We discontinued marketing and selling Traditional insurance products, consisting of Medicare supplement products, fixed benefit accident and sickness insurance and senior life insurance after June 1, 2012.

        In 2011, Universal American formed a new subsidiary, Collaborative Health Systems, also known as CHS, to work with physicians and other healthcare professionals to form Accountable Care Organizations, or ACOs, under the Medicare Shared Savings Program ("Shared Savings Program"). Nine of our ACOs were approved for participation in the program by the Centers for Medicare & Medicaid Services, effective April 1, 2012, with an additional seven ACOs approved effective July 1, 2012. We estimate that these sixteen ACOs currently include approximately 1,700 participating physicians with approximately 157,000 assigned Medicare fee-for-service beneficiaries covering portions of eleven states, both within and outside our current Medicare Advantage footprint, including southeast Texas and upstate New York. CHS will provide these ACOs with care coordination, analytics and reporting, technology and other administrative capabilities to enable participating physicians to deliver better care and lower healthcare costs for their Medicare fee-for-service patients. The Company provides capital to CHS supporting ACO activities. CHS is also working with additional physician groups and other healthcare professionals to form new ACOs to participate in the Shared Savings Program's January 1, 2013 start date.

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

2. BASIS OF PRESENTATION

        We have prepared the accompanying Consolidated Financial Statements in conformity with U.S. generally accepted accounting principles, or U.S. GAAP, for interim reporting in accordance with Article 10 of the Securities and Exchange Commission's Regulation S-X. Accordingly, they do not include all of the disclosures normally required by U.S. GAAP or those normally made in an annual report on Form 10-K. For our insurance and HMO subsidiaries, U.S. GAAP differs from statutory accounting practices prescribed or permitted by regulatory authorities. We have eliminated all material intercompany transactions and balances. The interim financial information in this report is unaudited, but in the opinion of management, includes all adjustments, including normal, recurring adjustments necessary to present fairly the financial position and results of operations for the periods reported. The results of operations for the three months and nine months ended September 30, 2012 and 2011 are not necessarily indicative of the results to be expected for the full year.

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

        Retrospective application of accounting principles should be applied as if the change had been made as of the beginning of the earliest period presented. In the case of our Quarterly Reports on Form 10-Q to be filed in 2012, that would be January 1, 2011 and for our Annual Report on Form 10-K for the year ended December 31, 2012 that would be January 1, 2010. The reduction in DAC from our retrospective adoption affected the accounting of our 2009 life insurance and annuity reinsurance transaction. This change resulted in the recognition of a pre-tax gain on the transaction of $17.6 million, which we have deferred and are amortizing over the estimated remaining life of the ceded block of business. The cumulative effect of the retrospective adoption of this guidance, with consideration to the impact on the transaction noted above, reduced stockholders' equity by $32.2 million as of January 1, 2012 and by $32.5 million as of January 1, 2011. For the three month period ended September 30, 2011, the adoption of ASU 2010-26 increased net income by less than $0.1 million or less than $0.01 per diluted share, and for the nine month period ended September 30, 2011, net income increased by $0.2 million $0.01 per diluted share.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

4. BUSINESS COMBINATION

  Acquisition of APS Healthcare

        On March 2, 2012, we acquired 100% of the outstanding voting stock of APS Healthcare, a provider of specialty healthcare solutions primarily to Medicaid Agencies. APS Healthcare offers a broad range of healthcare solutions, including case management and care coordination, clinical quality and utilization review, and behavioral health services that enable its customers to improve the quality of their care and reduce healthcare costs

        The purchase price for the transaction was (i) $222.3 million, which is net of a working capital adjustment of $5.2 million, plus (ii) up to $50 million in potential performance based consideration. The consideration comprised $147.8 million in cash to retire APS Healthcare's outstanding indebtedness and other liabilities and approximately $74.5 million in Universal American common stock. The potential performance based consideration is payable in cash in March 2014 to the extent APS Healthcare's financial results exceed certain thresholds. We do not anticipate that any performance based consideration will be paid.

        To fund the equity portion of the purchase price, Universal American issued 6,314,690 shares of its common stock to funds affiliated with the private equity firm GCTR and other former equity holders of APS Healthcare (net of 189,771 shares returned to Universal American as part of the finalization of the working capital adjustment as discussed below)

        To fund the cash portion of the purchase price, at closing, Universal American entered into a new $225 million Credit Facility with a group of lenders led by Bank of America Merrill Lynch, consisting of a $150 million term loan and a $75 million revolving credit facility, which was undrawn at closing.

        During the nine months ended September 30, 2012, we recognized $3.7 million of acquisition related costs (primarily in the first quarter). These costs are included in the line item "Other operating costs and expenses" at the consolidated statements of comprehensive income (loss). We also incurred $5.8 million of costs in connection with the new credit facility. These costs have been deferred, are included in Other assets in our consolidated balance sheet, and will be amortized over the life of the term loan.

        During the three months ended September 30, 2012, we recorded $5.0 million of acquisition accounting adjustments. The working capital adjustment was finalized, resulting in a $2.2 million decrease to the purchase price and the return of 189,771 shares of Universal American common stock. The remaining $2.8 million included an increase in deferred tax assets of $4.7 million, net of increases in claims payable of $1.0 million and other current liabilities of $0.9 million. These adjustments were offset to goodwill. There have been no other adjustments to the fair value estimates made as of the acquisition date.

        As of September 30, 2012 the purchase price allocation remains preliminary and could change materially in subsequent periods after giving consideration to final valuation reports and obtaining additional information regarding asset valuations, liabilities assumed, and revisions of preliminary estimates. Any subsequent changes to the purchase price allocation during the measurement period that result in material changes to our consolidated financial results will be adjusted retrospectively, to the extent they relate to facts and circumstances that existed as of the acquisition date.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

4. BUSINESS COMBINATION (Continued)

        The following table summarizes the estimated fair values of the assets acquired and liabilities assumed as of the acquisition date:

March 2, 2012
(in thousands)
Cash	$9,991
Other current assets	55,376
Deferred tax asset	14,662
Property, plant and equipment, net	9,623
Amortizing intangible assets	29,200
Other assets	560

Total identifiable assets acquired	119,412

Other current liabilities	47,366
Claims payable	9,238
Other liabilities	5,332

Total liabilities assumed	61,936

Net identifiable assets acquired	57,476
Goodwill	164,776

Net assets acquired	$222,252

        The value of the amortizing intangible assets was assigned as follows:

Description	Estimated Life	Amount (in millions)
Customer Relationships	5	$15.0
Software Platform	8	8.0
Provider Network	5	2.4
Trade Name	4	3.8

Total Amortizing Intangibles		$29.2

        The goodwill has not yet been assigned to a segment, pending our evaluation of our reporting segments following the acquisition of APS Healthcare. The goodwill recognized is attributable primarily to expected synergies and the assembled workforce of APS Healthcare. In the third quarter of 2012, management identified approximately $5.5 million of goodwill that is expected to be deductible for tax purposes.

        The fair value of accounts receivable acquired was $43.0 million, with the gross contractual amount being $43.2 million. We expect that $0.2 million will be uncollectible.

        The operating results generated by APS Healthcare from March 2, 2012, the date of acquisition, were not material to our consolidated results of operations.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

4. BUSINESS COMBINATION (Continued)

        The unaudited consolidated pro forma results of operations, assuming that operating results for APS Healthcare were included for the entire three and nine month periods ended September 30, 2012 and 2011 are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
	(in thousands)
Total revenues	$549,441	$660,521	$1,675,657	$1,985,944

Income from continuing operations before income taxes	$20,887	$29,694	$67,736	$39,122

Income from continuing operations	$13,847	$19,897	$41,590	$26,434

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

5. INVESTMENTS

        The amortized cost and fair value of fixed maturity investments are as follows:

	September 30, 2012
Classification	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Gross Unrealized OTTI(1)	Fair Value
	(in thousands)
U.S. Treasury securities and U.S. Government obligations	$33,753	$219	$(3)	$—	$33,969
Government sponsored agencies	16,895	906	—	—	17,801
Other political subdivisions	87,131	3,342	—	—	90,473
Corporate debt securities	505,209	35,081	(537)	—	539,753
Foreign debt securities	101,796	3,193	(18)	—	104,971
Residential mortgage-backed securities	275,678	15,272	(15)	—	290,935
Commercial mortgage-backed securities	74,714	4,802	(500)	—	79,016
Other asset-backed securities	61,507	2,002	(868)	(4,823)	57,818

	$1,156,683	$64,817	$(1,941)	$(4,823)	$1,214,736

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

        At September 30, 2012, gross unrealized losses on mortgage-backed and asset- backed securities totaled $6.2 million, consisting primarily of unrealized losses of $5.7 million on subprime residential mortgage loans, as discussed below, and $0.5 million related to obligations of commercial mortgage-backed securities. The fair values of a majority of these securities are depressed due to the deterioration of collectability of the underlying mortgage cash flows. We have evaluated these holdings, with input from our investment managers, and do not believe further other-than-temporarily impairment to be warranted.

        The amortized cost and fair value of fixed maturity investments at September 30, 2012 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
	(in thousands)
Due in 1 year or less	$45,819	$46,924
Due after 1 year through 5 years	281,692	294,828
Due after 5 years through 10 years	318,116	341,218
Due after 10 years	99,157	103,997
Mortgage and asset-backed securities	411,899	427,769

	$1,156,683	$1,214,736

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

5. INVESTMENTS (Continued)

        The fair value and unrealized losses as of September 30, 2012 and December 31, 2011 for fixed maturities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are shown below:

	Less than 12 Months		12 Months or Longer		Total
September 30, 2012	Fair Value	Gross Unrealized Losses and OTTI	Fair Value	Gross Unrealized Losses and OTTI	Fair Value	Gross Unrealized Losses and OTTI
	(in thousands)
U.S. Treasury securities and U.S. Government obligations	$4,540	$(3)	$—	$—	$4,540	$(3)
Government sponsored agencies	—	—	—	—	—	—
Other political subdivisions	—	—	—	—	—	—
Corporate debt securities	5,754	(57)	10,536	(480)	16,290	(537)
Foreign debt securities	2,353	(18)	—	—	2,353	(18)
Residential mortgage-backed securities	2,092	(15)	—	—	2,092	(15)
Commercial mortgage-backed securities	—	—	1,028	(500)	1,028	(500)
Other asset-backed securities	—	—	17,329	(5,691)	17,329	(5,691)

Total fixed maturities	$14,739	$(93)	$28,893	$(6,671)	$43,632	$(6,764)

Total number of securities in an unrealized loss position						18

	Less than 12 Months		12 Months or Longer		Total
December 31, 2011	Fair Value	Gross Unrealized Losses and OTTI	Fair Value	Gross Unrealized Losses and OTTI	Fair Value	Gross Unrealized Losses and OTTI
	(in thousands)
U.S. Treasury securities and U.S. Government obligations	$—	$—	$—	$—	$—	$—
Government sponsored agencies	—	—	—	—	—	—
Other political subdivisions	—	—	6,104	(153)	6,104	(153)
Corporate debt securities	112,656	(5,370)	12,024	(221)	124,680	(5,591)
Foreign debt securities	58,035	(3,687)	2,382	(97)	60,417	(3,784)
Residential mortgage-backed securities	—	—	637	(17)	637	(17)
Commercial mortgage-backed securities	875	(1)	1,965	(640)	2,840	(641)
Other asset-backed securities	10,321	(122)	23,191	(8,206)	33,512	(8,328)

Total fixed maturities	$181,887	$(9,180)	$46,303	$(9,334)	$228,190	$(18,514)

Total number of securities in an unrealized loss position						83

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

        As of September 30, 2012, we held subprime securities with par values of $20.8 million, an amortized cost of $20.8 million and a fair value of $15.1 million representing approximately 1.0% of our cash and invested assets, with collateral comprised substantially of first lien mortgages in senior or senior mezzanine level tranches, with an average Standard & Poor's, or equivalent, rating of A+.

        The following table presents our exposure to subprime residential mortgages by vintage year.

Vintage Year	Amortized Cost	Fair Value	Gross Unrealized Losses & OTTI
	(in thousands)
2005	$13,801	$12,493	$(1,308)
2006	7,000	2,617	(4,383)

Totals	$20,801	$15,110	$(5,691)

        We continuously review our subprime holdings stressing multiple variables, such as cash flows, prepayment speeds, default rates and loss severity, and comparing current base case loss expectations to the loss required to incur a principal loss, or breakpoint. Our base case analysis suggests that implied losses from current market pricing for these securities remain significantly higher than our base case loss expectations. Based on the analysis of the remaining subprime holdings at September 30, 2012, we do not believe these holdings require recognition of other-than-temporarily impairment.

        Gross realized gains and gross realized losses included in the consolidated statements of comprehensive income (loss) are as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2012	2011	2012	2011
	(in thousands)		(in thousands)
Realized gains:
Fixed maturities	$2,822	$1,116	$12,300	$6,705
Other	2,340	—	2,384	2

	5,162	1,116	14,684	6,707

Realized losses:
Fixed maturities, excluding OTTI	(355)	(708)	(1,616)	(4,303)
Other	(139)	—	(139)	—

	(494)	(708)	(1,755)	(4,303)

Net realized gains	$4,668	$408	$12,929	$2,404

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

        The following table presents our assets that are carried at fair value by hierarchy levels, as of September 30, 2012:

September 30, 2012	Total	Level 1	Level 2	Level 3
	(in thousands)
Assets:
Fixed maturities, available for sale	$1,214,736	$—	$1,212,240	$2,496

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

        The investment advisor uses their own rules-based pricing system to evaluate the prices it receives from various pricing vendors to ensure the data adheres to certain vendor-to-vendor and day-to-day variance tolerances. Exceptions to the rules are monitored, investigated and challenged, as needed. We review and test the security pricing procedures used to value our fixed maturity portfolio on an ongoing basis. Our procedures include review of the investment valuation policy and understanding of the procedures used to obtain investment valuations and review of pricing controls at our investment advisor, including their Statements on Standards for Attestation Engagements 16 controls review report. We also test the prices provided by the advisor monthly by comparing the data to another independent pricing source and monitoring the change in prices from month to month and upon sale of the security. Significant changes or variances are investigated and explained. To date, we have not materially modified any price provided by the advisor.

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

        The following table provides a summary of changes in the fair value of our Level 3 financial instruments:

Fixed Maturities
(in thousands)
Fair value as of December 31, 2011	$2,620
Paydowns	(34)
Unrealized losses included in AOCI(1)(2)	(6)

Fair value as of March 31, 2012	2,580
Paydowns	(36)
Unrealized losses included in AOCI(1)(2)	(6)

Fair value as of June 30, 2012	2,538
Paydowns	(36)
Unrealized losses included in AOCI(1)(2)	(6)

Fair value as of September 30, 2012	$2,496

(1)
AOCI: Accumulated other comprehensive income.

(2)
Unrealized losses represent losses from changes in values of Level 3 financial instruments only for the periods in which the instruments are classified as Level 3.

7. OTHER COMPREHENSIVE INCOME

        The components of accumulated other comprehensive income are as follows:

	September 30, 2012	December 31, 2011
	(in thousands)
Continuing Operations:
Net unrealized gains on investments	$62,826	$27,266
Gross unrealized OTTI	(4,823)	(4,988)
Long-term claim reserve adjustment	(11,326)	(5,100)
Deferred tax	(16,337)	(6,012)

Total accumulated other comprehensive income	$30,340	$11,166

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

7. OTHER COMPREHENSIVE INCOME (Continued)

        The components of other comprehensive income and the related tax effects for each component for the three and nine months ended September 30, 2012 are as follows:

	Three months ended September 30,
	2012			2011
	Before Tax Amount	Tax Expense	Net of Tax Amount	Before Tax Amount	Tax Expense	Net of Tax Amount
	(in thousands)
From continuing operations:
Net unrealized gain arising during the period	$24,487	$8,570	$15,917	$1,316	$461	$855
Reclassification adjustment for gains included in net income	4,668	1,634	3,034	408	143	265

Net unrealized gain	19,819	6,936	12,883	908	318	590
Long-term claim reserve adjustment	(2,539)	(889)	(1,650)	—	—	—

Other comprehensive income from continuing operations	17,280	6,047	11,233	908	318	590

From discontinued operations:
Cash flow hedge	—	—	—	—	—	—

Total other comprehensive income	$17,280	$6,047	$11,233	$908	$318	$590

	Nine months ended September 30,
	2012			2011
	Before Tax Amount	Tax Expense	Net of Tax Amount	Before Tax Amount	Tax Expense	Net of Tax Amount
	(in thousands)
From continuing operations:
Net unrealized gain arising during the period	$48,654	$17,029	$31,625	$12,175	$4,261	$7,914
Reclassification adjustment for gains included in net income	12,929	4,525	8,404	2,404	842	1,562

Net unrealized gain	35,725	12,504	23,221	9,771	3,419	6,352
Long-term claim reserve adjustment	(6,226)	(2,179)	(4,047)	—	—	—

Other comprehensive income from continuing operations	29,499	10,325	19,174	9,771	3,419	6,352

From discontinued operations:
Cash flow hedge	—	—	—	13,693	4,793	8,900

Total other comprehensive income	$29,499	$10,325	$19,174	$23,464	$8,212	$15,252

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

        The compensation expense for our continuing operations that has been included in other operating costs and expenses for these plans and the related tax benefit for the three and nine months ended September 30, 2012 were as follows:

	Three Months Ended September 30,
	2012	2011
	(in thousands)
Stock-based compensation expense by type:
Stock options	$1,291	$643
Restricted stock awards	849	1,480

Total stock-based compensation expense	2,140	2,123
Tax benefit recognized(1)	811	743

Stock-based compensation expense, net of tax	$1,329	$1,380

	Nine Months Ended September 30,
	2012	2011
	(in thousands)
Stock-based compensation expense by type:
Part D Transaction—stock options	$—	$5,851
Part D Transaction—restricted stock awards	—	2,795

Part D Transaction—subtotal	—	8,646
Stock options	3,617	2,570
Restricted stock awards	3,591	3,878

Total stock-based compensation expense	7,208	15,094
Tax benefit recognized(1)	1,706	5,283

Stock-based compensation expense, net of tax	$5,502	$9,811

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

        We estimated the fair value for options granted during the period at the date of grant using a Black-Scholes option pricing model with the following range of assumptions:

For options granted in 2012
Weighted-average grant date fair value	$2.92 - $4.04
Risk free interest rates	0.35% - 0.90%
Dividend yields	0.0%
Expected volatility	42.77% - 47.08%
Expected lives of options (in years)	2.5 - 3.75

        We did not capitalize any cost of stock-based compensation. Future expense may vary based upon factors such as the number of awards granted by us and the then-current fair value of such awards.

        A summary of option activity for the nine month period ended September 30, 2012 is set forth below:

Options	Options (in thousands)	Weighted Average Exercise Price
Outstanding, January 1, 2012	2,576	$9.33
Granted	2,912	11.10
Exercised	(23)	9.33
Forfeited or expired	(248)	10.04

Outstanding, September 30, 2012	5,217	$10.28

        The total intrinsic value of stock options (the amount by which the market price of the stock on the date of exercise exceeded the exercise price of the option) exercised during the nine months ended September 30, 2012 and 2011 was approximately $0.1 million and $6.2 million, respectively.

        We received proceeds of approximately $0.2 million and $8.0 million from the exercise of stock options during the nine months ended September 30, 2012 and 2011, respectively.

        As of September 30, 2012, the total compensation cost related to non-vested option awards not yet recognized was $15.7 million, which we expect to recognize over a weighted average period of 3.1 years.

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

        A summary of non-vested restricted stock award activity for the nine months ended September 30, 2012 is set forth below:

Non-vested Restricted Stock	Shares (in thousands)	Weighted Average Grant-Date Fair Value
Non-vested, January 1, 2012	248	$12.67
Granted	945	11.17
Vested	(109)	12.35
Forfeited	(47)	11.46

Non-vested, September 30, 2012	1,037	$11.39

        The total fair value of shares of restricted stock vested during the nine months ended September 30, 2012 and 2011 was $1.2 million and $4.9 million, respectively.

  Performance Shares

        In connection with our acquisition of APS Healthcare, we issued an aggregate 207,500 Performance Shares to senior management of APS Healthcare. These shares vest 33.3% on each of March 15, 2013, March 15, 2014 and March 15, 2015, subject to the executive's continued employment on each vesting date and the achievement of certain financial performance thresholds by the APS Healthcare business. These awards contain a performance condition, as defined in ASC 718-10, Compensation—Stock Compensation. ASC 718-10 requires that compensation cost on such awards must be recognized over the requisite service period if it is probable that the performance condition will be satisfied, with the estimate of likelihood trued up periodically by a cumulative catch-up adjustment recorded to expense at the time of the true up. At September 30, 2012, we have not recorded any compensation cost related to the Performance Shares.

  Tax Benefits of Stock-Based Compensation

        ASC 718-10 requires us to report the benefits of tax deductions in excess of recognized compensation cost of equity awards as a financing cash flow. We recognized $4.1 million and $2.6 million of financing cash flows for these excess tax deductions for the nine months ended September 30, 2012 and 2011 respectively.

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

  Government Regulations

        Laws and regulations governing Medicare, Medicaid and other state and federal healthcare and insurance programs are complex and subject to significant interpretation. As part of the recent healthcare reform legislation, CMS and other regulatory agencies have been exercising increased oversight and regulatory authority over our Medicare and other businesses. Compliance with such laws and regulations is subject to CMS audit, other governmental review and investigation and significant and complex interpretation. According to CMS, we are a high-risk Medicare Advantage sponsor. As a result, CMS continues to audit our Medicare Advantage plans with regularity to ensure we are in compliance with applicable laws, rules and regulations. There can be no assurance that we will be found to be in compliance with all such laws, rules and regulations in connection with these audits, reviews and investigations, and at times we have been found to be out of compliance. Failure to be in compliance can subject us to significant regulatory action including significant fines, penalties, cancellation of contracts with governmental agencies or operating restrictions on our business, including, without limitation, suspension of our ability to market to and enroll new members in our Medicare plans, exclusion from Medicare and other state and federal healthcare programs and inability to expand into new markets.

10. BUSINESS SEGMENT INFORMATION

        As of September 30, 2012, our business segments are based on product and consist of

  •
  Senior Managed Care—Medicare Advantage and,

  •
  Traditional Insurance.

        Our remaining segment, Corporate & Other, includes the activities of our holding company, along with our remaining senior administrative services operations, start up costs of our ACO business and the operations of APS Healthcare since its acquisition on March 2, 2012.

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

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

10. BUSINESS SEGMENT INFORMATION (Continued)

        Financial data by segment, with a reconciliation of segment revenues and segment income (loss) before income taxes to total revenue and income from continuing operations before income taxes in accordance with U.S. GAAP is as follows:

	Three months ended September 30,
	2012		2011
	Revenues	Income(loss) before Income Taxes	Revenues	Income(loss) before Income Taxes
	(in thousands)
Senior Managed Care—Medicare Advantage	$405,746	$24,538	$507,562	$21,408
Traditional Insurance	64,102	4,287	70,169	6,688
Corporate & Other	77,682	(12,606)	5,166	(8,083)
Intersegment revenues	(2,757)	—	(1,099)	—
Adjustments to segment amounts:
Net realized gains(1)	4,668	4,668	408	408

Total	$549,441	$20,887	$582,206	$20,421

	Nine months ended September 30,
	2012		2011
	Revenues	Income(loss) before Income Taxes	Revenues	Income(loss) before Income Taxes
	(in thousands)
Senior Managed Care—Medicare Advantage	$1,229,133	$73,839	$1,529,629	$48,161
Traditional Insurance	200,867	14,095	214,088	8,926
Corporate & Other	186,085	(36,893)	10,333	(32,090)
Intersegment revenues	(5,757)	—	(1,932)	—
Adjustments to segment amounts:
Net realized gains(1)	12,929	12,929	2,404	2,404

Total	$1,623,257	$63,970	$1,754,522	$27,401

(1)
We evaluate the results of operations of our segments based on income before realized gains and losses and income taxes. We believe that realized gains and losses are not indicative of overall operating trends.

11. OTHER DISCLOSURES

        Income Taxes:    Our effective tax rate on income from continuing operations was 33.7% for the third quarter of 2012 compared to 30.9% for the third quarter of 2011, which includes $1.4 million and $2.2 million, respectively, of non-recurring tax benefits. The 2012 benefit is primarily related to a reserve release related to pre-acquisition items of APS Healthcare on which the statute of limitations has since expired as well as state income tax refunds. The 2011 benefit includes $2.1 million related to the sale of our previously-owned administrative services company, CHCS, with the balance related to state income tax refunds.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

11. OTHER DISCLOSURES (Continued)

        For the nine months ended September 30, 2012, our effective tax rate on income from continuing operations was 38.6% compared to 30.3% for the same period in 2011. State income taxes and permanent items, relating to non-deductible executive compensation, APS Healthcare transaction costs and non-deductible interest on the mandatorily redeemable preferred stock drove the 2012 effective rate in excess of the 35% federal rate. 2012 and 2011 also included non-recurring tax benefits of $1.5 million and $3.0 million, respectively. The 2012 benefit is primarily related to a reserve release related to pre-acquisition items of APS Healthcare on which the statute of limitations has since expired as well as state income tax refunds. The 2011 benefit includes $2.1 million related the sale of our previously-owned administrative services company, CHCS, with the balance related to state income tax refunds.

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

        As of September 30, 2012, all of our primary reinsurers, as well as the primary first party reinsurers of Pennsylvania Life's traditional business, were rated "A-" (Excellent) or better by A.M. Best with the exception of one reinsurer. For that reinsurer, which is not rated, a trust containing assets at 106% of reserves is maintained. The reserves amounted to approximately $149 million as of September 30, 2012.

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

(Unaudited)

11. OTHER DISCLOSURES (Continued)

statements of comprehensive income (loss). A summary of our restructuring liability balance as of September 30, 2012 follows:

	Segment	January 1 Balance	Charge to Earnings	Cash Paid	Non-cash	September 30 Balance
	(in thousands)
2012
Workforce reduction	Corporate & Other	$3,995	$—	$(1,495)	$—	$2,500
Facility consolidation	Corporate & Other	250	—	—	(111)	139
Facility consolidation	Traditional	443	—	—	(82)	361

Total		$4,688	$—	$(1,495)	$(193)	$3,000

        For further discussion of these restructuring initiatives, see Note 20 of Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2011.

        Principal and Interest Payments on Term Loan:    During the nine months ended September 30, 2012, we made principal payments totaling $14.4 million. During the three and nine months ended September 30, 2012, we made interest payments of $0.8 million and $1.9 million, respectively.

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

        For the three and nine month periods ended September 30, 2011, we allocated earnings between common and participating preferred stock as follows:

	Three months ended September 30, 2011	Nine months ended September 30, 2011
	(in thousands)
Net income (loss) attributable to common stock	$14,108	$(21,001)
Undistributed loss allocated to participating preferred stock	—	(1,790)

Net income (loss)	$14,108	$(22,791)

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

        Summarized financial information for our discontinued operations, including expenses of the transaction for the three and nine month periods ended September 30 is presented below:

	Three months ended September 30,	Nine months ended September 30,
	2011	2011
Net premium and policyholder fees earned	$—	$815,370
Net realized loss on investments	—	(11,925)
Other income	—	18,535

Total revenues	—	821,980

Benefits, claims and expenses:
Claims and other benefits	—	807,161
Amortization of present value of future profits	—	5,348
Expenses of transactions	—	16,191
Other operating costs and expenses	—	72,299

Total benefits, claims and expenses	—	900,999

Loss from discontinued operations before income taxes	—	(79,019)
Benefit for income taxes	—	(37,147)

Loss from discontinued operations	$—	$(41,872)

        There were no assets or liabilities of discontinued operations as of September 30, 2012 or December 31, 2011.

        For additional details, see Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2011.

13. SUBSEQUENT EVENT

        Special Dividend:    On November 1, 2012, the Board of Directors of the Company approved the payment of a special cash dividend of $1.00 per share to each holder of the Company's outstanding common stock. This special cash dividend will be payable on November 19, 2012 to stockholders of record as of the close of business on November 12, 2012. We expect the cumulative dividend payment

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

13. SUBSEQUENT EVENT (Continued)

to be approximately $88.3 million. Cash required to fund the dividend payments is available in our unregulated entities and does not require any current dividend from our regulated insurance subsidiaries. In addition, pursuant to the terms of our 2011 Omnibus Equity Award Plan, the exercise price on outstanding stock options will be reduced by the amount of the dividend, $1.00. We will also establish a dividend payable liability to record amounts expected to be paid in the future to holders of our restricted stock and performance shares as such shares vest. This liability is expected to amount to approximately $1.0 million.

ITEM 2—MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

        The following discussion and analysis presents a review of our financial condition as of September 30, 2012 and our results of operations for the three and nine months ended September 30, 2012 and 2011. As used in this report, except as otherwise indicated, references to the "Company," "UAM," "we," "our," and "us" are to (i) Universal American Corp., a Delaware corporation (formerly known as Universal American Spin Corp., "New Universal American") and its subsidiaries following the closing of the Part D Transaction on April 29, 2011 and (ii) Universal American Corp, a New York corporation (now known as Caremark Ulysses Holding Corp., "Old Universal American") and its subsidiaries prior to the closing of the Part D Transaction on April 29, 2011.

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

Recent Developments

  Accountable Care Organizations

        The Shared Savings Program was created as part of the Affordable Care Act to better coordinate care for Medicare beneficiaries through ACOs and will reward ACOs that lower the rate of growth in healthcare costs for Medicare fee-for-service beneficiaries (i.e. those not enrolled in a Medicare Advantage plan) while meeting performance standards on quality of care and placing patient care first. ACOs are groups of doctors and other healthcare providers working together to provide high quality services and care for their patients. Provider participation in an ACO is purely voluntary and Medicare beneficiaries retain their current ability to seek treatment from any provider they wish. Beneficiaries with fee-for-service Medicare will still have the right to use any doctor or hospital who accepts Medicare, at any time.

        In 2011, Universal American formed a new subsidiary, Collaborative Health Systems, also known as CHS, to work with physicians and other healthcare professionals to form ACOs under the Shared Savings Program. To date, sixteen of our ACOs have been approved by CMS for participation in the Shared Savings Program and we are working with additional physician groups and healthcare professionals to form new ACOs to participate in the Shared Savings Program's January 1, 2013 start date. We estimate that these sixteen ACOs currently include approximately 1,700 participating physicians with approximately 157,000 assigned Medicare fee-for-service beneficiaries covering portions of eleven States both within and outside of our current Medicare Advantage footprint, including Southeast Texas and upstate New York. CHS will provide these ACOs with care coordination, analytics and reporting, technology and other administrative capabilities to enable participating physicians to deliver better care and lower healthcare costs for their Medicare fee-for-service patients. The Company provides capital to CHS supporting ACO activities.

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

Membership

        The following table presents our membership in our Medicare Advantage segment as of September 30, 2012 and 2011.

	As of September 30,
Membership	2012	2011
	(in thousands)
HMO	56.2	60.2
PPO	17.0	20.5
Network PFFS	44.1	53.6
Non-network PFFS (Rural)	18.9	29.8

Total Membership	136.2	164.1

Results of Operations—Consolidated Overview

        The following table reflects income (loss) before taxes from each of our segments and contains reconciliations to reported net income:

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
	(in thousands, except per share amounts)
Senior Managed Care—Medicare Advantage(1)	$24,538	$21,408	$73,839	$48,161
Traditional Insurance(1)(2)	4,287	6,688	14,095	8,926
Corporate & Other(1)	(12,606)	(8,083)	(36,893)	(32,090)
Net realized gains on investments(1)	4,668	408	12,929	2,404

Income before provision for income taxes(1)	20,887	20,421	63,970	27,401
Provision for income taxes	7,040	6,313	24,711	8,320

Income from continuing operations	13,847	14,108	39,259	19,081
Loss from discontinued operations	—	—	—	(41,872)

Net income (loss)	$13,847	$14,108	$39,259	$(22,791)

Earnings (loss) per common share (diluted):
Income from continuing operations	$0.16	$0.17	$0.45	$0.24
Loss from discontinued operations	—	—	—	(0.52)

Net income (loss)	$0.16	$0.17	$0.45	$(0.28)

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

(2)
Includes after-tax transaction costs of $10.5 million or $0.13 per diluted share, for the nine months ended September 30, 2011 (See Note 12—Discontinued Operations).

  Three months ended September 30, 2012 and 2011

        Income from continuing operations for the three months ended September 30, 2012 was $13.8 million, or $0.16 per diluted share, compared to $14.1 million or $0.17 per diluted share for the three months ended September 30, 2011. Income from continuing operations for the quarter ended September 30, 2012 includes realized investment gains, net of taxes, of $3.0 million, or $0.03 per diluted share, compared with $0.3 million, or less than $0.01 per diluted share for the same period in 2011. Our effective tax rate on income from continuing operations was 33.7% for the third quarter of 2012 compared to 30.9% for the third quarter of 2011, which includes $1.4 million and $2.2 million, respectively, of non-recurring tax benefits. The 2012 benefit is primarily related to a reserve release related to pre-acquisition items of APS Healthcare on which the statute of limitations has since expired as well as state income tax refunds. The 2011 benefit includes $2.1 million related to the sale of our previously-owned administrative services company, CHCS, with the balance related to state income tax refunds.

        Our Senior Managed Care—Medicare Advantage segment generated income before income taxes of $24.5 million for the three months ended September 30, 2012, an increase of $3.1 million compared to the three months ended September 30, 2011. The increase in earnings was driven by a lower medical expense ratio of 79.2% in the third quarter 2012 compared to 81.6% in the third quarter 2011 partially offset by a 23% decrease in the member months for the quarter compared to the third quarter of 2011. The third quarter of 2012 included favorable prior period items of $16.9 million compared to favorable prior period items of $20.7 million in the third quarter of 2011. The current quarter also included $1.7 million of investment in Stars related programs.

        Our Traditional Insurance segment generated income before income taxes of $4.3 million for the three months ended September 30, 2012; a decrease of $2.4 million compared to the three months ended September 30, 2011. The decrease in earnings is driven primarily by an increase in the loss ratio on the long term care block of business, as well as the decline in business in-force, resulting in lower underwriting income. This decrease in income is partially offset by a reduction in commissions and general expenses, net of allowances, which is also the result of a smaller in-force block of business and the decision to cease marketing Traditional insurance products effective in June 2012.

        The loss before income taxes from our Corporate & Other segment increased by $4.5 million for the three months ended September 30, 2012 compared to the three months ended September 30, 2011. This was due primarily to $6.0 million of start-up costs relating to the development of our ACO business and higher debt service costs, partially offset by a reduction in stock-based compensation costs and the profitability of APS Healthcare.

  Nine months ended September 30, 2012 and 2011

        Income from continuing operations for the nine months ended September 30, 2012 was $39.3 million, or $0.45 per diluted share, compared to $19.1 million or $0.24 per diluted share for the nine months ended September 30, 2011. Income from continuing operations for the nine months ended September 30, 2012 includes realized investment gains, net of taxes, of $8.4 million, or $0.10 per diluted share, compared with $1.6 million, or $0.02 per diluted share for the same period of 2011. For the nine months ended September 30, 2012, our effective tax rate on income from continuing operations was 38.6% compared to 30.3% for the same period in 2011. State income taxes and permanent items, relating to non-deductible executive compensation, APS Healthcare transaction costs and non-deductible interest on the mandatorily redeemable preferred stock drove the 2012 effective rate in excess of the 35% federal rate. 2012 and 2011 also included non-recurring tax benefits of $1.5 million and $3.0 million, respectively. The 2012 benefit is primarily related to a reserve release related to pre-acquisition items of APS Healthcare on which the statute of limitations has since expired as well as state income tax refunds. The 2011 benefit includes $2.1 million related to the sale of our previously-owned administrative services company, CHCS, with the balance related to state income tax refunds.

        Our Senior Managed Care—Medicare Advantage segment generated income before income taxes of $73.8 million for the nine months ended September 30, 2012, an increase of $25.7 million compared to the nine months ended September 30, 2011. The increase in earnings was driven by an improvement in the medical expense ratio from 83.1% in the first nine months of 2011 to 81.4% in the first nine months of 2012 and improved expense efficiency as a result of our expense reduction initiatives. This was partially offset by a 24% decrease in the member months for the first nine months of 2012 compared to the first nine months of 2011. The first nine months of 2012 included favorable prior period items of $23.5 million compared to favorable prior period items of $16.3 million in the first nine months of 2011. The current year also included $3.4 million of investment in Stars related programs.

        Our Traditional Insurance segment generated income before income taxes of $14.1 million for the nine months ended September 30, 2012; an increase of $5.2 million compared to the nine months ended September 30, 2011. The increase in earnings is driven primarily by the decrease in commissions and general expenses, net of allowances resulting from a smaller block of business in-force and the decision to cease marketing Traditional insurance products effective in June 2012 as well as improved profitability on our block of Medicare Supplement business.

        The loss before income taxes from our Corporate & Other segment increased by $4.8 million for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011. This was due primarily to $15.4 million of start-up costs relating to the development of our ACO business and higher debt service costs, partially offset by reductions in stock-based compensation and other operating expenses.

Segment Results—Senior Managed Care—Medicare Advantage

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
	(in thousands)		(in thousands)
Net premiums	$400,006	$501,124	$1,211,398	$1,507,922
Net investment income	5,685	6,144	17,595	20,257
Fee and other income	55	294	140	1,450

Total revenue	405,746	507,562	1,229,133	1,529,629

Medical expenses	316,757	408,808	986,007	1,253,089
Amortization of intangible assets	782	918	2,346	2,995
Commissions and general expenses	63,669	76,428	166,941	225,384

Total benefits, claims and other deductions	381,208	486,154	1,155,294	1,481,468

Segment income before income taxes	$24,538	$21,408	$73,839	$48,161

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

        Membership.    Membership in our Medicare Advantage plans declined by approximately 28,000 members from September 30, 2011 to September 30, 2012 principally as a result of lower sales during the 2012 Annual Coordinated Election Period, disenrollment and service area reductions.

  Three months ended September 30, 2012 and 2011

        Our Senior Managed Care—Medicare Advantage segment generated income before income taxes of $24.5 million for the three months ended September 30, 2012, an increase of $3.1 million compared to the three months ended September 30, 2011. The increase in earnings was driven by a lower medical expense ratio of 79.2% in the third quarter 2012 compared to 81.6% in the third quarter 2011 partially offset by a 23% decrease in the member months for the quarter compared to the third quarter of 2011. The third quarter of 2012 included favorable prior period items of $16.9 million compared to favorable prior period items of $20.7 million in the third quarter of 2011. The current quarter also included $1.7 million of investment in Stars related programs.

        Net premiums.    Net premiums for the Senior Managed Care—Medicare Advantage segment decreased by $101.1 million compared to the three months ended September 30, 2011, primarily due to the decline in membership.

        Medical expenses.    Medical expenses decreased by $92.1 million compared to the third quarter of 2011, as a result of the decrease in member months and a decrease in the medical expense ratio for retained members. The medical expense ratio decreased to 79.2% for the third quarter of 2012 from 81.6% for the same period in 2011. Excluding the prior period items discussed above, the medical expense ratio for the third quarter of 2012 was 82.9%.

        Commissions and general expenses.    Commissions and general expenses for the three months ended September 30, 2012 decreased $12.8 million compared to the three months ended September 30, 2011. This was primarily the result of the decreased level of membership and the execution of our expense reduction plans, partially offset by investments in Stars related programs. The ratio of commissions and general expenses to net premiums increased to 15.9% in the third quarter 2012 from 15.3% in the third quarter of 2011, primarily as a result of the investment in Stars programs partially offset by the execution of our expense reduction plans and higher premiums per member.

  Nine months ended September 30, 2012 and 2011

        Our Senior Managed Care—Medicare Advantage segment generated income before income taxes of $73.8 million for the nine months ended September 30, 2012, an increase of $25.7 million compared to the nine months ended September 30, 2011. The increase in earnings was driven by an improvement in the medical expense ratio from 83.1% in the first nine months of 2011 to 81.4% in the first nine months of 2012 and improved expense efficiency as a result of our expense reduction initiatives. This was partially offset by a 24% decrease in the member months for the first nine months of 2012 compared to the first nine months of 2011. The first nine months of 2012 included favorable prior period items of $23.5 million compared to favorable prior period items of $16.3 million in the first nine months of 2011. The current year also included $3.4 million of investment in Stars related programs.

        Net premiums.    Net premiums for the Senior Managed Care—Medicare Advantage segment decreased by $296.5 million compared to the nine months ended September 30, 2011, primarily due to the decline in membership that resulted in lower member months.

        Medical expenses.    Medical expenses decreased by $267.1 million compared to the first nine months of 2011, as a result of the decrease in member months and an improvement in the medical expense ratio for retained members. The medical expense ratio improved to 81.4% for the first nine months of 2012 from 83.1% for the same period in 2011. Excluding the prior period items discussed above, the medical expense ratio for the first nine months of 2012 was 82.9%.

        Commissions and general expenses.    Commissions and general expenses for the nine months ended September 30, 2012 decreased $58.4 million compared to the nine months ended September 30, 2011. This was primarily as the result of the decreased level of membership and the execution of our expense reduction plans, partially offset by investments in Stars related programs. The ratio of commissions and general expenses to net premiums decreased to 13.8% in the first nine months of 2012 from 14.9% in the first nine months of 2011, primarily as a result of execution of our expense reduction plans and higher premiums per member, partially offset by our investment in Stars related programs.

Segment Results—Traditional Insurance

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
	(in thousands)		(in thousands)
Net premiums	$59,160	$64,305	$184,942	$196,673
Net investment income	4,472	5,349	14,266	16,082
Other income	470	515	1,659	1,333

Total revenue	64,102	70,169	200,867	214,088

Policyholder benefits	45,840	47,460	142,915	152,065
Change in deferred acquisition costs	1,040	374	2,978	2,768
Commissions and general expenses, net of allowances	12,935	15,647	40,879	50,329

Total benefits, claims and other deductions	59,815	63,481	186,772	205,162

Segment income before income taxes	$4,287	$6,688	$14,095	$8,926

  Three months ended September 30, 2012 and 2011

        Our Traditional Insurance segment generated income before income taxes of $4.3 million for the three months ended September 30, 2012; a decrease of $2.4 million compared to the three months ended September 30, 2011. The decrease in earnings is driven primarily by an increase in the loss ratio on the long term care block of business, as well as the decline in business in-force, resulting in lower underwriting income. This decrease in income is partially offset by a reduction in commissions and general expenses, net of allowances, which is also the result of a smaller in-force block of business and the decision to cease marketing Traditional insurance products effective in June 2012.

        The following tables detail premium for the segment by major lines of business:

Premium

	Three months ended September 30,
	2012			2011
	Gross	Ceded	Net	Gross	Ceded	Net
	(in thousands)
Senior market	$55,409	$(11,845)	$43,564	$62,530	$(15,740)	$46,790
Specialty health	13,373	(1,739)	11,634	14,944	(1,730)	13,214
Life insurance and annuity	13,092	(9,130)	3,962	14,333	(10,032)	4,301

Total premium	$81,874	$(22,714)	$59,160	$91,807	$(27,502)	$64,305

        Net premiums.    Net premium declined by $5.1 million, or 8.0%, from the third quarter of 2011. This is primarily the result of the continued effect of lapsation on our Medicare supplement and specialty health in-force business.

        Policyholder benefits.    Policyholder benefits declined by $1.6 million, or 3.4%, compared to the third quarter of 2011. This decline was principally due to the overall decline of insurance in-force in the senior market and specialty health lines of business. For the three months ended September 30,

2012, the Medicare supplement policyholder benefit ratio improved to 69.8%, compared with 70.7% for the same period last year, due to a lower average claim trend. Specialty health's benefit ratio increased to 113.9%, compared with 94.1% for the same period last year, due to an increase in the frequency of long term care claims during the third quarter of 2012.

        Commissions and general expenses, net of allowances.    Total commissions and general expenses, net of allowances, decreased by $2.7 million compared to the third quarter of 2011 primarily due to the decline in our business in-force.

  Nine months ended September 30, 2012 and 2011

        Our Traditional Insurance segment generated income before income taxes of $14.1 million for the nine months ended September 30, 2012; an increase of $5.2 million compared to the nine months ended September 30, 2011. The increase in earnings is driven primarily by the decrease in commissions and general expenses, net of allowances resulting from a smaller block of business in-force and the decision to cease marketing Traditional insurance products effective in June 2012 as well as improved profitability on our block of Medicare Supplement business.

        The following tables detail premium for the segment by major lines of business:

Premium

	Nine months ended September 30,
	2012			2011
	Gross	Ceded	Net	Gross	Ceded	Net
	(in thousands)
Senior market	$174,211	$(37,980)	$136,231	$191,434	$(46,978)	$144,456
Specialty health	41,454	(5,265)	36,189	46,029	(6,105)	39,924
Life insurance and annuity	40,741	(28,219)	12,522	47,496	(35,203)	12,293

Total premium	$256,406	$(71,464)	$184,942	$284,959	$(88,286)	$196,673

        Net premiums.    Net premium declined by $11.7 million, or 6.0%, from the first nine months of 2011. This is primarily the result of the continued effect of lapsation on our Medicare supplement and specialty health in-force business.

        In conjunction with the sale of our Part D business, the traditional business of Pennsylvania Life Insurance Company was reinsured by one of our subsidiaries in order to retain that business at New Universal American. Under the reinsurance agreement, the net premium of Pennsylvania Life is recorded as gross premium on New Universal American, resulting in a decrease in both direct and ceded premium in the nine months ended September 30, 2012 as compared to 2011.

        Policyholder benefits.    Policyholder benefits declined by $9.2 million, or 6.0%, compared to the first nine months of 2011. This decline was principally due to the overall decline of insurance in-force in the senior market and specialty health lines of business. For the nine months ended September 30, 2012, the Medicare supplement policyholder benefit ratio improved to 72.7%, compared with 74.9% for the same period last year, due to a lower average claim trend. Specialty health's benefit ratio increased to 102.3%, compared with 95.3% for the same period last year, due to a higher frequency of long term care claims.

        Commissions and general expenses, net of allowances.    Total commissions and general expenses, net of allowances, decreased by $9.5 million compared to the first nine months of 2011. This decrease is primarily attributed to lower costs required to run a smaller book of business in-force.

Segment Results—Corporate & Other

        The following table presents the primary components comprising the loss before income taxes for the Corporate & Other segment:

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
	(in thousands)		(in thousands)
Debt service	$2,132	$896	$5,700	$1,512
Stock-based compensation expense	977	2,123	3,543	15,094
ACO development costs	5,997	—	15,363	—
Other parent company expense, net of revenue	4,587	5,143	12,484	15,223
Net (income) loss-Senior Administrative Services & APS Healthcare	(1,087)	(79)	(197)	261

Segment loss before income taxes	$12,606	$8,083	$36,893	$32,090

        Corporate & Other includes the results of APS Healthcare since it was acquired on March 2, 2012.

  Three months ended September 30, 2012 and 2011

        The loss before income taxes from our Corporate & Other segment increased by $4.5 million for the three months ended September 30, 2012 compared to the three months ended September 30, 2011. This was due primarily to $6.0 million of start-up costs relating to the development of our ACO business and higher debt service costs, partially offset by a reduction in stock-based compensation costs and the earnings from APS Healthcare.

        Debt service represents interest expense and the amortization of capitalized loan origination fees associated with the new credit facility entered into in connection with our acquisition of APS Healthcare on March 2, 2012 and dividends on the Mandatorily Redeemable Preferred Stock, which was issued on April 29, 2011.

        Stock-based compensation expense declined $1.1 million primarily as a result of the Medicare Advantage and Traditional segments being charged for the stock-based compensation expense of their employees for the first time in 2012.

        Other parent company expense, net of revenue was $0.6 million lower in the third quarter of 2012 compared to the same period in 2011 primarily due to reimbursement from CVS Caremark for certain services provided under a transition services agreement in connection with the Part D Transaction.

  Nine months ended September 30, 2012 and 2011

        The loss before income taxes from our Corporate & Other segment increased by $4.8 million for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011. This was due primarily to $15.4 million of start-up costs relating to the development of our ACO business and higher debt service costs, partially offset by reductions in stock-based compensation and other operating expenses.

        Debt service represents interest expense and the amortization of capitalized loan origination fees associated with the new credit facility entered into in connection with our acquisition of APS Healthcare on March 2, 2012 and dividends on the Mandatorily Redeemable Preferred Stock, which was issued on April 29, 2011.

        Stock-based compensation expense declined $11.6 million primarily as a result of $8.6 million incurred in the period ended September 30, 2011 related to the accelerated vesting of equity awards in connection with the Part D Transaction and the Medicare Advantage and Traditional segments being charged for the stock-based compensation expense of their employees for the first time in 2012, which amounted to $2.7 million.

        Other parent company expense, net of revenue was $2.7 million lower for the nine months ended September 30, 2012 compared to the same period in 2011 primarily due to insurance recoveries in 2012 related to litigation settled in prior years and reimbursement from CVS Caremark for certain services provided under a transition services agreement in connection with the Part D Transaction, partially offset by $3.7 million of costs incurred in connection with the acquisition of APS Healthcare.

Liquidity and Capital Resources

        Sources and Uses of Liquidity to the Parent Company, Universal American Corp.    We require cash at our parent company to support the operations and growth of our insurance, HMO and other subsidiaries, fund new business opportunities through acquisitions or otherwise, and pay the operating expenses necessary to function as a holding company, as applicable insurance department regulations require us to bear our own expenses.

        The parent company's sources and uses of liquidity are derived primarily from the following:

  •
  surplus note payments and dividends from and capital contributions to our insurance and HMO subsidiaries;

  •
  the cash flows of our other subsidiaries, including our management service organization and APS Healthcare;

  •
  the funding of our ACO business and other growth initiatives;

  •
  payment of dividends to shareholders and holders of our mandatorily redeemable preferred stock;

  •
  payment of debt principal, interest and fees required under our 2012 Credit Facility; and

  •
  payment of certain corporate overhead costs and public company expenses.

        As of September 30, 2012, we had $171.4 million of unregulated cash and investments at the parent holding company.

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

        At September 30, 2012, we held cash, cash equivalents and short term investments totaling $214 million and fixed maturity securities that could readily be converted to cash with carrying values of $1.2 billion at our insurance and HMO subsidiaries. We believe that this level of liquidity is sufficient to meet our obligations and pay expenses.

        In 2007, our wholly-owned subsidiary, The Pyramid Life Insurance Company issued $60.0 million of surplus notes payable to our parent company, bearing interest at an average fixed rate of 7.5%. On March 29, 2012, after receiving regulatory approval, the parent company received $80.2 million in cash from Pyramid, representing payment in full on the surplus notes, including $20.2 million of interest.

        Capital contributions to and dividends from our Insurance and HMO subsidiaries are made through their respective holding companies. We did not make any capital contributions to our insurance subsidiaries during the first nine months of 2012. In the first nine months of 2012, our insurance companies paid $28.4 million of dividends to their holding company. We made capital contributions of $100,000 in each of March and June 2012 to our HMO subsidiary, SelectCare of Oklahoma, Inc. In the first nine months of 2012, our HMO subsidiary, SelectCare of Texas, paid $23.9 million of dividends to its holding company.

        Management service organizations.    The primary sources of liquidity for these subsidiaries are fees collected from clients for performing administrative, marketing and management services. The primary uses of liquidity are the payments for salaries and expenses associated with providing these services. We believe the sources of cash for these subsidiaries will exceed scheduled uses of cash and result in amounts available to dividend to our parent company.

        APS Healthcare.    The primary sources of liquidity for APS Healthcare are fees from its customers, including health plans, state agencies and related organizations for performing a range of healthcare services. The primary uses of liquidity are the payments for salaries and expenses associated with providing these services. We believe the sources of cash for APS Healthcare will exceed scheduled uses of cash and result in amounts available to dividend to our parent company. APS Healthcare's Puerto Rico subsidiary is required to maintain minimum statutory equity as required by regulatory authorities and currently exceeds its minimum requirement at levels we believe are sufficient to support its current level of operations.

        Investments.    We invest primarily in fixed maturity securities of the U.S. Government and its agencies, U.S. state and local governments, mortgage-backed securities and corporate fixed maturity securities with investment grade ratings of BBB- or higher by S&P or Baa3 or higher by Moody's Investor Service. As of September 30, 2012, approximately 99% of our fixed maturity investments had investment grade ratings from S&P or Moody's.

        Cash and cash equivalents and short term investments represent approximately 15% of our total cash and invested assets at September 30, 2012 and 5% at December 31, 2011. In the aggregate, approximately 38% of our cash and invested assets at September 30, 2012 are held in securities backed by the U.S. government or its agencies, as compared with 34% at December 31, 2011. The average credit quality of our total investment portfolio was AA- at September 30, 2012 and AA- at December 31, 2011.

        The net yields on our cash and invested assets decreased to 3.1% for the nine months ended September 30, 2012, from 3.3% for the nine months ended September 30, 2011. The overall decrease in yield is primarily due to our higher yielding assets maturing and the proceeds being reinvested in lower yielding securities in this low interest rate environment.

        2012 Credit Facility.    In connection with the acquisition of APS Healthcare, on March 2, 2012, we entered into a new credit facility (the "2012 Credit Facility") consisting of a five-year $150 million senior secured term loan and a $75 million senior secured revolving credit facility.

        The 2012 Credit Facility contains customary representations and warranties as well as customary affirmative and negative covenants. Negative covenants include, among others, limitations on the incurrence of indebtedness, limitations on the incurrence of liens and limitations on acquisition, dispositions, investments and restricted payments. In addition, the 2012 Credit Facility contains certain financial covenants relating to minimum risk-based capital, consolidated leverage ratio, and consolidated debt service ratio. As of September 30, 2012, we were in compliance with all financial covenants. The 2012 Credit Facility also contains customary events of default. Upon the occurrence and during the continuance of an event of default, the Lenders may declare the outstanding advances and all other obligations under the 2012 Credit Facility immediately due and payable. The Company's obligations under the Credit Agreement are secured by a first priority security interest in 100% of the capital stock of the Company's material subsidiaries and are also guaranteed by certain of our subsidiaries.

        The 2012 Credit Facility bears interest at rates equal to, at the Company's election, LIBOR or the base rate, plus an applicable margin that varies based on the Company's consolidated leverage ratio from 1.75% to 2.50%, in the case of LIBOR loans, and from 0.75% to 1.50% in the case of base rate loans. Effective September 30, 2012, the interest rate on the term loan portion of the 2012 Credit Facility was 2.23%, based on a spread of 200 basis points above LIBOR.

        The Company is required to pay a commitment fee on unused availability under the Revolving Facility that varies based on the Company's consolidated leverage ratio, from 0.40% to 0.50% per year. As of the date of this report, we had not drawn on the Revolving Facility.

        For additional information on Liquidity and Capital Resources, please refer to our annual report on Form 10-K for the year ended December 31, 2011, filed by Universal American on March 1, 2012.

  Critical Accounting Policies

        There have been no changes in our critical accounting policies during the first nine months of 2012 other than the retrospective adoption of ASU 2010-26, Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts, as discussed in Note 3—Recently Issued and Pending Accounting Pronouncements. For a description of our significant accounting policies, see Note 3—Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements included in our annual report on Form 10-K for the year ended December 31, 2011.

Policy and Contract Claims—Accident and Health Policies

        The following table presents the components of the change in our liability for policy and contract claims—health for the nine months ended September 30, 2012:

September 30,
2012
(in thousands)
Balance at beginning of year	$173,674
Less reinsurance recoverable	(5,184)

Net balance at beginning of year	168,490

Balances acquired	9,238

Incurred related to:
Current Year	1,198,078
Prior Year Development	(1,269)

Total Incurred	1,196,809

Paid related to:
Current Year	1,038,864
Prior Year	164,437

Total paid	1,203,301

Net balance at end of period	171,236
Plus reinsurance recoverable	4,872

Balance at end of period	$176,108

        Commencing with the filing of our June 30, 2012 quarterly report on Form 10-Q, we have retrospectively reclassified approximately $9.1 million for claims incurred but not reported within the consolidated balance sheets from policy and contract claims—health to reserves for future policy benefits—health. We believe that this change better presents the proper classification of this liability. This reclassification had no effect on total assets, total liabilities, stockholders' equity, net income or earnings per share as previously reported.

        The liability for policy and contract claims—health increased by $2.4 million at September 30, 2012 from December 31, 2011. The ending liability includes $7.2 million for newly acquired APS Healthcare. The increase in the liability was primarily attributable to acquired claim reserves from APS Healthcare partially offset by lower reserves for our Medicare Advantage business.

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

        During the nine months ended September 30, 2012, claim reserves settled, or are currently expected to be settled, for $1.3 million less than estimated at December 31, 2011. Prior period development represents less than 0.1% of the incurred claims recorded in 2011.

Sensitivity Analysis

        The following table illustrates the sensitivity of our accident and health IBNR payable at September 30, 2012 to identified reasonably possible changes to the estimated weighted average completion factors and healthcare cost trend rates. However, it is possible that the actual completion factors and healthcare cost trend rates will develop differently from our historical patterns and therefore could be outside of the ranges illustrated below.

Completion Factor(1):		Claims Trend Factor(2):
(Decrease) Increase in Factor	Increase (Decrease) in Net Health IBNR	(Decrease) Increase in Factor	(Decrease) Increase in Net Health IBNR
($ in thousands)
-3%	$430	-3%	$(7,061)
-2%	286	-2%	(4,707)
-1%	143	-1%	(2,354)
1%	(143)	1%	2,354
2%	(286)	2%	4,707
3%	(429)	3%	7,061

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

        The sensitivity analysis of interest rate risk assumes an instantaneous shift in a parallel fashion across the yield curve, with scenarios of interest rates increasing and decreasing 100 and 200 basis points from their levels as of September 30, 2012, and with all other variables held constant. The following table summarizes the impact of the assumed changes in market interest rates. Due to the current low interest rate environment, when estimating the effect of market interest rate decreases on fair value we have set an interest rate floor of 0% and have not allowed interest rates to go negative.

September 30, 2012	Effect of Change in Market Interest Rates on Fair Value of Fixed Income Portfolio as of September 30, 2012
Fair Value of Fixed Income Portfolio	200 Basis Point Decrease	100 Basis Point Decrease	100 Basis Point Increase	200 Basis Point Increase
(in millions)
$1,214.7	$60.7	$46.7	$(57.2)	$(115.2)

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

        The sensitivity analysis of interest rate risk assumes scenarios involving increases or decreases in LIBOR of 100 and 200 basis points from their levels as of and for the nine months ended

September 30, 2012, and with all other variables held constant. The following table summarizes the impact of changes in LIBOR.

			Effect of Change in LIBOR on Pre-tax Income for the nine months ended September 30, 2012
		Weighted Average Balance Outstanding
Description of Floating Rate Debt	Weighted Average Interest Rate		200 Basis Point Decrease(1)	100 Basis Point Decrease(1)	100 Basis Point Increase	200 Basis Point Increase
		(in millions)
Loan payable(1)	2.45%	$111.3	$0.2	$0.2	$(0.8)	$(1.7)

(1)
The initial borrowing under the loan payable was $150 million on March 2, 2012 and the balance was $136 million as of September 30, 2012. There was no loan payable balance prior to March 2, 2012. This caused the daily weighted average balance outstanding for the first nine months of the year to be $111 million, as shown above. Additionally, the LIBOR rate from March to September on our Loan payable was approximately 24 basis points and, for the purposes of this illustration, decreases in monthly rates over this period have been limited to this rate.

        As noted above, we have floating rate debt outstanding of $136 million as of September 30, 2012, which is exposed to rising interest rates. We had approximately $187 million of cash and cash equivalents along with $27 million of short-term investments as of September 30, 2012.

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

  Evaluation of Effectiveness of Controls

        We carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2012. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2012, at a reasonable assurance level, to timely alert management to material information required to be included in our periodic filings with the Securities and Exchange Commission.

  Changes in Internal Control over Financial Reporting

        There were no changes in our internal controls over financial reporting during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II

ITEM 1—LEGAL PROCEEDINGS

        For information relating to litigation affecting us, see Note 9—Commitments and Contingencies in Part I—Item 1 of this report, which is incorporated into this Part II—Item 1—Legal Proceedings by reference.

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

UNIVERSAL AMERICAN CORP.
November 2, 2012	Richard A. Barasch Chief Executive Officer
November 2, 2012	Robert A. Waegelein Co-President and Chief Financial Officer (Principal Accounting Officer)