Form 10-K
period 2012-12-31
UNIVERSAL AMERICAN CORP.
filed 2013-03-06
CIK 1514128

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file Number: 001-35149

UNIVERSAL AMERICAN CORP.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	27-4683816 (I.R.S. Employer Identification No.)
44 South Broadway, Suite 1200, White Plains, New York 10601 (Address of principal executive offices and zip code)

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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         The aggregate market value of the registrant's voting and non-voting common stock held by non-affiliates of the registrant on June 30, 2012, the last business day of the registrant's most recently completed second fiscal quarter, was approximately $383 million (based on the closing sales price of the registrant's common stock on that date). As of February 28, 2013, 84,810,913 shares of the registrant's common stock were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

         The information contained in Part III, Items 10-14 of this Annual Report on Form 10-K will be included in the Company's definitive Proxy Statement for the 2012 Annual Meeting of Stockholders to be filed with the U.S. Securities and Exchange Commission.

        As used in this Annual Report on Form 10-K, except as otherwise indicated, references to the "Company," "we," "our," and "us" are to Universal American Corp., a Delaware corporation, and its subsidiaries.

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

PART I

BUSINESS

        Universal American, through our health insurance and managed care subsidiaries, primarily serves the growing Medicare population by providing Medicare Advantage products. Approximately 25% of the over 65 year old population in the United States is currently enrolled in Medicare Advantage plans and our current focus is to grow our Medicare Advantage business, particularly in our Texas, Oklahoma and Northeast markets.

        In addition, we believe there is an opportunity to address the high cost of health care for the remaining 75% of the Medicare population enrolled in traditional fee-for-service Medicare and have joined primarily with primary-care and multi-specialty provider groups to form thirty-one Accountable Care Organizations, or ACOs, pursuant to the Medicare Shared Saving Program, or Shared Savings Program.

        On March 2, 2012, we acquired APS Healthcare, Inc., known as APS Healthcare, for $222.3 million. APS Healthcare provides specialty healthcare solutions primarily to Medicaid agencies. APS Healthcare offers a broad range of healthcare solutions, including case management and care coordination, clinical quality and utilization review, and behavioral health services that enable its customers to improve the quality of care and reduce healthcare costs.

Our Strategy

        The principal components of our business strategy are to:

  •
  Continue to build our Medicare Advantage business and expand our Healthy Collaboration® model.

  •
  Employ our medical management capabilities to improve the health and well-being of those we serve and reduce healthcare costs.

  •
  Work in collaboration with healthcare providers to help them assume and manage risk, in order to achieve measurably better quality and lower cost.

  •
  Engage the people we serve to help them make smart choices about their healthcare, both clinically and economically.

  •
  Expand our relationships with health care providers both within and outside our Medicare Advantage footprint to further develop existing and additional ACOs.

  •
  Acquire and develop additional capabilities to participate in the growing Medicaid market, especially the dual eligible and long-term care sectors, in both risk-bearing and fee-for-service offerings.

Emerging Opportunities in Healthcare

  Senior Market Opportunity—Medicare

        We believe that attractive growth opportunities exist in providing products, particularly health insurance, to the growing senior market. At present, approximately 51 million Americans are eligible for Medicare, the Federal program that offers basic hospital and medical insurance to people over 65 years old and some disabled people under the age of 65. According to the U.S. Census Bureau, more than 2 million Americans turn 65 in the United States each year, and this number is expected to grow as the so-called baby boomers continue to turn 65. In addition, many large employers that traditionally provided medical and prescription drug coverage to their retirees have begun to curtail these benefits. Finally, the passage of the Medicare Prescription Drug, Improvement and

Modernization Act of 2003, known as the MMA, increased the healthcare options available to Medicare beneficiaries through the expansion of Medicare managed care plans through the Medicare Advantage program. We intend to continue to build our Medicare Advantage business and expand our Healthy Collaboration® model.

  Medicare Shared Savings - Accountable Care Organizations

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

        CMS established the Shared Savings Program to facilitate coordination and cooperation among providers to improve the quality of care for Medicare Fee-For-Service (FFS) beneficiaries and reduce unnecessary costs. Eligible providers, hospitals, and suppliers may participate in the Shared Savings Program by creating or participating in an ACO.

        The Shared Savings Program is designed to improve beneficiary outcomes and increase value of care by (1) promoting accountability for the care of Medicare FFS beneficiaries; (2) requiring coordinated care for all services provided under Medicare FFS; and (3) encouraging investment in infrastructure and redesigned care processes. The Shared Savings Program will reward ACOs that lower their growth in health care costs while meeting performance standards on quality of care and putting patients first. Under the final Medicare Shared Savings Program, or MSSP, rules, Medicare will continue to pay individual providers and suppliers for specific items and services as it currently does under the FFS payment methodologies. The Shared Savings Program rules require CMS to develop a benchmark for savings to be achieved by each ACO if the ACO is to receive shared savings or for ACOs that have elected to accept responsibility for losses. An ACO that meets the program's quality performance standards will be eligible to receive a share of the savings to the extent its assigned beneficiary medical expenditures are below its own medical expenditure benchmark provided by CMS.

        We have partnered largely with primary-care and multi-specialty provider groups to form 31 ACOs which have been approved by the CMS for participation in the Shared Savings Program. We estimate that these 31 ACOs currently include approximately 3,000 participating providers with approximately 324,000 assigned Medicare fee-for-service beneficiaries covering portions of thirteen States both within and outside our current Medicare Advantage footprint, including Southeast Texas and upstate New York. We will provide these ACOs with care coordination, analytics and reporting, technology and other administrative capabilities to enable participating providers to deliver better care, improved health and lower healthcare costs for their Medicare fee-for-service beneficiaries.

  Medicaid Program and Dual Eligibles

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

        A portion of Medicaid beneficiaries are dual eligibles, low-income seniors and people with disabilities who are enrolled in both Medicaid and Medicare. Based on CMS and Kaiser Family Foundation data, we estimate there are approximately 9 million dual eligible enrollees with annual spending of approximately $320 billion. Only a small portion of the total spending on dual eligibles is administered by managed care organizations. Dual eligibles tend to consume more healthcare services due to their tendency to have more chronic health issues. We believe this represents a significant opportunity for companies like ours that have the capabilities to effectively manage this difficult population.

Healthy Collaboration® Strategy

        Our Healthy Collaboration® strategy sets out a model of improving the quality of care to our members on a cost-efficient basis through an active partnership with our providers, especially our primary care physicians. We believe we can improve medical outcomes through a series of collaborative initiatives with our health care providers including clinically sound benefit design (where applicable), medical management, care coordination, population health management, long term supportive services and integrated care management systems. Our goal is to create mutually beneficial and interdependent collaborative arrangements with our providers. We believe provider compensation arrangements should not only help providers to be paid for complex care coordination, but also help align their interests with our objective of improving clinical outcomes and controlling unnecessary cost.

        We provide medical management services, information and analysis, and other support services to enable our health care partners to serve their patients better. We rely heavily on the strong physician leadership of each network to help us achieve the clinical goals that support the mission of the organization.

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

        In June 2012, the United States Supreme Court upheld the constitutionality of the Affordable Care Act, with one limited exception relating to its Medicaid expansion provision. The Supreme Court held that States could not be required to expand Medicaid or risk the loss of federal funding for existing Medicaid programs. Beginning in January 2014, Medicaid coverage will be expanded to all individuals under age 65 with incomes up to 133% of the federal poverty level, subject to the States' elections. The federal government will pay the entire costs for Medicaid coverage for newly eligible beneficiaries for three years, from 2014 through 2016. The federal share declines to 95% in 2017, 94% in 2018, 93% in 2019, and 90% in 2020 and subsequent years.

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

  •
  Corporate & Other segment reflects the activities of our holding company, along with our remaining senior administrative services operations, start-up and operating costs associated with our ACOs and the operations of APS Healthcare since its acquisition on March 2, 2012.

  Segment Business in Force

        The following table sets forth our direct, acquired and assumed annualized premium in force, including only the portion of premiums on interest-sensitive products that is applied to the cost of insurance and related membership counts:

	Gross Annualized Premium In Force
	December 31, 2012			December 31, 2011
	$	%	Members	$	%	Members
	(Dollars in millions, Members in thousands)
Senior Managed Care—Medicare Advantage(1)
HMO	$724.9	38.8%	56.0	$754.8	34.7%	59.5
PPO	162.2	8.7%	16.7	203.2	9.3%	19.8
Network PFFS	443.4	23.8%	43.1	530.9	24.4%	52.3
Non-network PFFS (Rural)	196.2	10.5%	18.4	312.7	14.3%	28.9

Sub total	1,526.7	81.8%	134.2	1,801.6	82.7%	160.5

Traditional Insurance
Medicare Supplement and Other Senior Health	228.2	12.2%	83.8	252.3	11.6%	97.2
Accident & Sickness and Other	32.1	1.7%	98.7	35.8	1.6%	109.4
Long Term Care	24.6	1.3%	13.6	25.6	1.2%	14.5

Sub total	284.9	15.2%	196.1	313.7	14.4%	221.1

Life Insurance and Annuity	56.8	3.0%	142.8	63.7	2.9%	140.0

Total	$1,868.4	100.0%	473.1	$2,179.0	100.0%	521.6

(1)
These plans are pursuant to contracts with CMS.

  Senior Managed Care—Medicare Advantage

        During 2012, we operated Medicare coordinated care plans including PPOs and HMOs as well as our network-based private fee-for-service (PFFS) and rural PFFS business, which provides coverage to Medicare beneficiaries in 36 states. As a result of the passage of the Medicare Improvements for Patients and Providers Act of 2008, known as MIPPA, the PFFS product was no longer available as of January 1, 2011, except in areas that met approved CMS network access requirements or in certain designated rural areas. We developed products meeting CMS network access requirements in selected core markets to enable the retention of our PFFS membership in certain of these areas. These businesses provide managed care for persons with Medicare under contracts with CMS.

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

        We operate plans offering the product TexanPlus® in 12 counties in Houston and southeastern Texas through SelectCare of Texas, which had approximately 45,800 members enrolled at December 31, 2012. We also have Medicare Advantage HMO operations in locations outside of Southeastern Texas including four counties in North Texas offering TexasFirst Health Plans® through SelectCare Health Plans; nine counties in Oklahoma City offering Generations Healthcare through Today's Options of Oklahoma, Inc; and three counties in Indianapolis, Indiana offering Today's Options ® HMO through SelectCare Health Plans.

        Medicare Advantage—PPO plans:    Our PPO plans are provided under the name "Today's Options® PPO." They are offered under contracts with CMS and provide all basic Medicare covered benefits with reduced member cost-sharing as well as additional supplemental benefits, including a defined prescription drug benefit. This coordinated care product is built around contracted networks of providers who, in cooperation with the health plan, coordinate an active medical management program. In addition to a monthly payment per member from CMS, the plan may collect a monthly premium from its members for specified products. In 2012, we offered PPO plans to 41 markets in 120 counties in 17 states.

        Medicare Advantage—PFFS Plans:    Our PFFS plans are provided under the name "Today's Options®." They are offered under contracts with CMS and provide enhanced health care benefits compared to traditional Medicare, subject to cost sharing and other limitations. These plans have limited provider network restrictions, which allow the members to have more flexibility in the delivery of their health care services than other Medicare Advantage plans with limited provider network restrictions. Some of these products include a defined prescription drug benefit. In addition to a fixed monthly payment per member from CMS, individuals in these plans may be required to pay a monthly premium in selected counties or for selected enhanced products. In 2012, we offered PFFS products in a total of 36 states, which included PFFS products with network restrictions to 51 markets in 280 counties in 18 states and PFFS products without network restrictions to 1,052 counties in 32 states.

  Traditional Insurance

        Our Traditional Insurance segment reflects the results of our Medicare supplement, other senior health insurance, specialty health insurance, and life insurance. We designed the products in this segment primarily for the senior market and market them through our career agency force and our network of independent general agencies. We discontinued marketing and selling Traditional insurance products after June 1, 2012.

        Medicare supplement has historically been our primary Traditional Insurance segment product. Other fixed benefit health insurance products, fixed benefit accident and sickness disability insurance and life insurance targeted to the senior market are also part of this segment. This segment also includes other products that we stopped selling several years ago, such as long-term care, major medical insurance and disability insurance, as well as previously produced or acquired term, universal life, and whole life insurance products and single and flexible premium fixed annuities.

        We reinsured substantially all of the net in force life and annuity business as of April 1, 2009, with Commonwealth Annuity and Life Insurance Company, known as Commonwealth. In 2010, the annuity portion of this reinsurance transaction was commuted with Commonwealth and reinsured with Athene Life Re Ltd. (Athene), a Bermuda reinsurer.

  Corporate & Other

        Our Corporate & Other segment reflects debt service, a portion of senior executive compensation and costs of compliance with regulatory requirements resulting from our status as a public company, along with the operations formerly reported in our Senior Administrative Services segment remaining after the sale of previously-owned third party administrator, CHCS. It also includes start-up costs associated with our ACOs and the operations of APS Healthcare since its acquisition on March 2, 2012.

Competition

        The health insurance industry is highly competitive. We compete with numerous other health insurance companies and managed care organizations on a national, regional and local market basis, including United Healthcare, Humana, Wellpoint, Aetna and Cigna as well as other health maintenance organizations, preferred provider organizations, and other health care-related companies which provide a variety of services in the Medicare, Medicaid and commercial markets both on a capitated and fee for service basis. Many of our competitors have larger memberships and/or greater financial resources than we do.

        In addition, we compete with other managed care organizations for government healthcare program contracts, renewals of those government contracts, members and providers. In the Medicare managed care market, our primary competitors for contracts, members and providers are national and regional managed care organizations that serve Medicare recipients or provider-sponsored organizations. We also compete with hospitals, sophisticated provider groups, payors, and management service organizations in the creation, administration, and management of ACOs. In the Medicaid market, our primary competitors are national, regional and local managed care organizations and other entities that provide disease management, medical management or behavioral health services.

        Our ability to sell our products and to retain customers may be influenced by such factors as those described in the section entitled "Risk Factors" in this report.

Marketing and Distribution

        We have historically distributed products through multiple channels including our career agency, independent agents, as well as through telephonic and Internet enrollment. We adhere to regulatory guidelines and requirements through a comprehensive compliance program aimed at detecting, correcting and preventing potential deficiencies. This program includes extensive use of detailed policies and procedures, continual sales oversight, and vigilant monitoring of all sales or enrollment activities. As a result of our decision to discontinue the sale of new Traditional insurance products during 2012, we intend to evaluate our distribution strategy for 2013 and beyond.

Geographical Distribution of Business

        Through our insurance subsidiaries, we are licensed to market our Medicare and insurance products in all 50 states and the District of Columbia.

        The following table shows the geographical distribution of the direct cash premium collected for our Medicare Advantage and Traditional business (in thousands), as reported on a statutory basis to the regulatory authorities for the years ended December 31, 2012 and 2011:

State/Region	2012	% of Premium	2011	% of Premium
Texas	$763,573	40.3%	$792,549	35.3%
New York	314,404	16.6%	332,869	14.8%
Indiana	91,327	4.8%	131,417	5.8%
Pennsylvania	82,375	4.4%	95,124	4.2%
Florida	56,140	3.0%	63,869	2.9%

Subtotal	1,307,819	69.1%	1,415,828	63.0%
All other	584,974	30.9%	831,569	37.0%

Total	$1,892,793	100.0%	$2,247,397	100.0%

        Provider Arrangements.    Our network providers deliver health care services to members enrolled in our Medicare Advantage coordinated care plans, Medicaid plans to which we provide services, and to assigned beneficiaries in our ACOs through a network of contracted providers, including physicians, behavioral health providers and other clinical providers, hospitals, a variety of outpatient facilities and the full range of ancillary provider services. The major ancillary services and facilities include:

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

        We employ health evaluation and assessment tools, quality improvement, care management and credentialing programs to ensure that we meet target goals relating to the provision of quality patient care by our providers. The major medical management systems are:

  •
  an inpatient hospitalist program at contracted hospitals, as described below,

  •
  selected authorization of target services,

  •
  referral management,

  •
  case management,

  •
  transition of care management,

  •
  in-home interventions,

  •
  focused chronic illness management,

  •
  transplant coordinator services, and

  •
  outpatient prescription drug management.

        Our hospitalist programs use either the patient's primary care physician or a specially-trained physician to manage or arrange the member's medical care during hospital admissions and to coordinate the member's discharge and post-discharge care. In addition, we utilize on-site case managers at high-volume hospitals. Upon initial enrollment, a large percentage of our members complete a health risk assessment, which along with other available clinical and risk information permits the stratification of membership into categories of health risk. Members in higher risk categories receive enhanced clinical attention. We have integrated these various medical management systems through a care coordination information system to provide clinical and administrative information to support the medical management process. Our chronic illness management programs target specific high risk medical conditions such as congestive heart failure, chronic obstructive pulmonary disorder, coronary artery disease, diabetes, and other conditions and focus on addressing major gaps in care. Our special needs plans for institutionalized beneficiaries focus on the unique needs of this population. In various markets, including southeast Texas, we have implemented a quality compensation program that measures quality process indicators of care related to prevention and disease specific metrics. We plan to implement this program in new markets in the future.

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

Reinsurance

        In the normal course of business, we reinsure portions of policies that we underwrite. We enter into reinsurance arrangements with unaffiliated reinsurance companies to limit our exposure on individual claims and to limit or eliminate risk on our non-core or underperforming blocks of business. Accordingly, we are party to various reinsurance agreements on our life and accident and health insurance risks. Our traditional accident and health insurance products are generally reinsured under quota share coinsurance treaties with unaffiliated reinsurers, while our life insurance risks are generally reinsured under either quota share coinsurance or yearly-renewable term treaties with unaffiliated reinsurers. Under quota share coinsurance treaties, we pay the reinsurer an agreed-upon percentage of all premiums and the reinsurer reimburses us that same percentage of any losses. In addition, the reinsurer pays us allowances to cover commissions, cost of administering the policies and premium taxes. Under yearly-renewable term treaties, the reinsurer receives premiums at an agreed upon rate for its share of the risk on a yearly-renewable term basis. We also use excess of loss reinsurance agreements for some policies to limit our loss in excess of specified thresholds. Our quota share coinsurance agreements are generally subject to cancellation on 90 days' notice as to future business, but policies reinsured prior to any cancellation remain reinsured as long as they remain in force. There is no assurance that if any of our reinsurance agreements were canceled we would be able to obtain other reinsurance arrangements on satisfactory terms.

        We evaluate the financial condition of our reinsurers and monitor concentrations of credit risk to minimize our exposure to significant losses from reinsurer insolvencies. We must pay claims in the event that a reinsurer to which we have ceded an insured claim fails to meet its obligations under the reinsurance agreement. As of December 31, 2012, all of our primary reinsurers were rated "A-"(Excellent) or better by A.M. Best with the exception of one reinsurer. For that reinsurer, which is not rated, a trust containing assets at 106% of policy reserve levels is maintained for our benefit. We are not aware of any instances where any of our reinsurers have been unable to pay any policy claims on any reinsured business.

        The table below details our gross annualized premium in force, the portion that we ceded to reinsurers and the net amount that we retained:

	December 31, 2012				December 31, 2011
	Gross	Ceded	Net	Retained	Gross	Ceded	Net	Retained
	(in millions)
Senior Managed Care—Medicare Advantage
HMO	$724.9	$1.3	$723.6	100%	$754.8	$2.1	$752.7	99%
PPO	162.2	0.2	162.0	100%	203.2	1.6	201.6	99%
Network PFFS	443.4	0.6	442.8	100%	530.9	0.7	530.2	99%
Non-network PFFS (Rural)	196.2	0.3	195.9	100%	312.7	0.5	312.2	99%

Sub total	1,526.7	2.4	1,524.3	100%	1,801.6	4.9	1,796.7	99%

Traditional Insurance
Medicare Supplement and Other Senior Health	228.2	50.2	178.0	78%	252.3	59.5	192.8	76%
Accident & Sickness and Other	32.1	0.3	31.8	99%	35.8	0.8	35.0	98%
Long Term Care	24.6	8.5	16.1	65%	25.6	8.8	16.8	66%

Sub total	284.9	59.0	225.9	79%	313.7	69.1	244.6	78%

Life Insurance and Annuity	56.8	42.0	14.8	26%	63.7	47.2	16.5	26%

Total	$1,868.4	$103.4	$1,765.0	95%	$2,179.0	$119.6	$2,059.4	95%

  Administration of Reinsured Blocks of Business

        We are generally responsible for the administration of reinsured blocks of business including underwriting, issue, policy maintenance, rate management and claims adjudication and payment. In addition to reimbursement for commissions and premium taxes on the reinsured business, we also receive allowances from the reinsurers as compensation for our expense for such administration. With the sale of our previously-owned third party administrator (CHCS) to iGate, we continue to subcontract the administration of our accident and health and our retained life blocks of business to CHCS.

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

  Reinsurance of Senior Managed Care—Medicare Advantage

        We maintain excess of loss reinsurance on our Medicare Advantage HMO, PPO and PFFS products, which limits our per member risk. Our retention in 2012 is $275,000 of benefits and 10% in excess of the $275,000.

  Reinsurance of Traditional Insurance

        We have retained all new Medicare supplement business written after January 1, 2004. Under the existing coinsurance agreements for business written prior to 2004, which remain in effect for the life of each policy reinsured, we reinsure a portion of the premiums, claims and commissions on a pro rata basis and receive additional expense allowances for policy issue and administration and premium taxes. The amounts reinsured under these agreements range from 25% to 100%. Depending on how the older reinsured business lapses, the overall percentage of business we retain may increase. As of December 31, 2012 and 2011, the percentage of Medicare supplement business in force retained by us was 78% and 76%, respectively.

        We retain 100% of the fixed benefit accident & sickness disability and hospital business issued in our Traditional Insurance segment. We reinsure our long-term care business on a 50% quota share basis, except for the acquired long-term care business in Union Bankers Insurance Company which is 100% retained. We have excess of loss reinsurance agreements to reduce our liability on individual risks for home health care policies to $125,000. For other long-term care policies issued in the U.S. we have reinsurance agreements which cover 90% of the benefits on claims after two years and 100% of the benefits on claims after the third or fourth years depending upon the plan. We also have excess of loss reinsurance agreements with unaffiliated reinsurance companies on most of our major medical insurance policies to reduce the liability on individual risks to $325,000 per year.

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

        For our Traditional Insurance business, we base the premium we charge, in part, on assumptions about expected mortality and morbidity experience. We have adopted and follow detailed uniform underwriting procedures designed to assess and quantify various insurance risks before issuing life insurance policies and health insurance policies to individuals. We generally base these procedures on industry practices, reinsurer underwriting manuals and our prior underwriting experience. To implement these procedures, our insurance company subsidiaries employ an experienced professional underwriting staff.

Reserves

        In accordance with applicable insurance regulations, we establish, and carry as liabilities in our GAAP and statutory financial statements, actuarially determined reserves. (For further discussion, see Critical Accounting Policies in our Management's Discussion and Analysis of Financial Condition and Results of Operations elsewhere in this Annual Report on Form 10-K.)

        We calculate reserves together with premiums to be received on outstanding policies and contracts and interest at assumed rates on these amounts, which we believe to be sufficient to satisfy policy and contract obligations. Reserves for life insurance policies are determined using actuarial factors based on mortality tables and interest rates prescribed by statute. Reserves for accident and health insurance policies (excluding Medicare Advantage) use prescribed morbidity tables based on our historical experience. For Medicare Advantage policies, claims reserves are estimated using standard actuarial development methodologies. Under such methods, we take into consideration the historical lag between incurred date of claim and payment date of claim, membership changes, expected medical cost trend, changes in pending claims, amount of claims receipts, claims seasonality, changes in average risk profile, changes in laws, rules, regulations (including CMS coverage guidelines, where applicable) and benefit plan changes. We also maintain reserves for unearned premiums, for premium deposits, for claims that have been reported and are in the process of being paid or contested and for our estimate of claims that have been incurred but have not yet been reported.

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

Regulation

  General

        Our insurance and HMO companies along with certain other subsidiaries are subject to the state and local laws, regulations and supervision of the jurisdictions in which they are domiciled and licensed, as well as to federal laws and supervision. Those laws and regulations provide safeguards for policyholders and members, and do not exist to protect the interest of shareholders. Government agencies that oversee insurance and health care products and services generally have broad authority to issue regulations to interpret and enforce laws and rules. Changes in applicable laws and regulations are continually being considered, and the interpretation, enforcement, and application of existing laws and rules also change periodically, which could make it increasingly difficult to control medical costs, among other things. Therefore, future regulatory revisions could materially affect our operations and financial results.

        We are subject to various governmental reviews, audits and investigations to verify our compliance with our contracts and applicable laws and regulations. For example, state departments of insurance audit our health plans and insurance companies for financial and contractual compliance. State departments of health audit our health plans for compliance with health services. State attorneys general, CMS, the Office of the Inspector General of Health and Human Services, the Department of Justice, the Department of Labor, the Government Accountability Office, state departments of insurance and departments of health and Congressional committees may also conduct audits and investigations of us.

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

        The Medicare Part D drug benefit offers Medicare beneficiaries the option to obtain covered outpatient prescription drug benefits offered through a private drug plan. Certain of our Medicare Advantage plans offer a prescription drug benefit. The Affordable Care Act made several changes to Medicare Advantage. Beginning in 2012, Medicare Advantage "benchmark" rates transition to target

Medicare fee-for-service cost benchmarks of 95%, 100%, 107.5% or 115% of the calculated Medicare fee-for-service costs. The transition period will be 2, 4 or 6 years depending upon the applicable county. The counties are divided into quartiles based on each county's fee-for-service Medicare costs. We estimate that approximately 50% of our current membership resides in counties where the Medicare Advantage benchmark rate will equal 95% of the calculated Medicare fee-for-service costs, with approximately 92% of these members having a 6 year transition period. Under the law, the premiums for such members will be transitioned beginning in 2012. To address these rate reductions, we may have to reduce benefits, charge or increase member premiums, reduce profit margin expectations, or implement some combination of these actions. Such actions could adversely impact our membership growth, revenue expectations and our operating margins.

        Under the Affordable Care Act, the coding intensity adjustment on Medicare Advantage payment as instituted in 2010 became permanent, resulting in mandated minimum reductions in risk scores of 4.71% in 2014 increasing to 5.7% for 2019 and beyond. The lack of a long term Medicare Physician Sustainable Growth Rate (SGR) adversely impacts the Medicare Advantage payment because Medicare Advantage is based on projected costs in original Medicare. Without a long term SGR permanent "fix", Congress has passed a series of short term extensions of the SGR to prevent the payment cut to physicians from going into effect, and CMS does not assume even the short term "fix" in calculating Medicare Advantage payment rates. These payment adjustments may adversely affect the level of payments from CMS to our Medicare Advantage plans.

        Beginning in 2012, Medicare Advantage plans with an overall "Star Rating" of three or more stars (out of five) based on 2011 performance will be eligible for a "quality bonus" in their basic premium rates. The Affordable Care Act limited these quality bonuses to the plans that achieved 4 or more stars as their overall rating, but CMS is using demonstration authority to expand the quality bonus to 3 star plans for a three year period through 2014. In addition, also beginning in 2012, Medicare Advantage star ratings will affect the rebate percentage available for plans to provide additional member benefits (plans with quality ratings of 3.5 stars or above will have their rebate percentage increased from a base rate of 50% to 65% or 70%). In all cases, this rebate percentage is lower than the pre-Affordable Care Act rebate percentage of 75%. Our Medicare Advantage plans are currently rated from 2.5 to 3.5 stars out of 5, on average. Notwithstanding efforts to improve our Star Ratings and other quality measures prior to 2012, there can be no assurances that we will be successful in doing so. Accordingly, our plans may not be eligible for full level quality bonuses or increased rebates, which could adversely affect the benefits such plans can offer, reduce membership, and reduce profit margins. In addition, CMS has indicated that plans with a Star Rating of less than 3.0 for three consecutive years may be subject to termination. Certain of our plans have Star Ratings less than 3.0 Stars. If we are unable to improve the Star Ratings of these plans, these plans may be terminated by CMS which could have a material adverse effect on our business, cash flows and results of operations.

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

        Beginning in 2014, the Affordable Care Act stipulates a minimum medical loss ratio, or MLR, of 85% for Medicare Advantage plans. Financial penalties in the form of remitting funds to CMS will result from failing to achieve the minimum MLR ratio (with additional penalties for repeated inability to reach 85%). Certain of our Medicare Advantage plans are at or near this threshold but we have considerable work to do to reach these requirements. The methodology for defining medical costs and for calculating MLRs was recently defined in the Advance Notice and we are continuing to evaluate its impact. Complying with the minimum MLR by increasing our medical expenditures or refunding any shortfalls to the federal government could have a material adverse effect on our operating margins, results of operations, and our statutory required capital.

  Accountable Care Organizations

        The Affordable Care Act established the Shared Savings Program as a tool to improve quality and lower costs through increased care coordination in the Medicare fee-for-service program. ACOs are groups of doctors and other healthcare providers working together to provide high quality services and care for their patients. Provider participation in an ACO is purely voluntary and Medicare beneficiaries retain their current ability to seek treatment from any provider they wish. ACOs are legal entities that contract with CMS for three-year periods. Beneficiaries are assigned to ACOs based on a plurality of services provided by the primary care physician. Beneficiaries with fee-for-service Medicare will still have the right to use any doctor or hospital who accepts Medicare, at any time. In order to receive revenues from CMS under the MSSP, the ACO must meet certain minimum savings rates (i.e. save the federal government money) and meet certain quality measures. More specifically, the ACO's costs of medical expenses for its members during a relevant measurement year must be below the benchmark by a minimum amount as established by CMS for such ACO.

  Medicaid

        Medicaid is a joint federal and state program to provide medical assistance to low income persons and certain disabled persons. It is funded and regulated by both the state and federal governments, it is a state operated and state implemented program. Our programs under various state Medicaid programs subject us to the requirements of the state agencies responsible for overseeing the programs, and the contracts that we sign often include provisions from the regulations of these state agencies. The federal government guarantees matching funds for qualifying Medicaid expenditures, based on a designated assistance percentage.

        This annual assistance percentage, or FMAP, varies among states, with a floor of 50 percent. Each state establishes its own eligibility standards, benefit packages, payment rates and program administration for its Medicaid programs, subject to federal statutory and regulatory requirements. Some states administer managed care for their Medicaid program, others use fee-for-service and some maintain both. Common state-administered Medicaid programs are the Temporary Assistance for Needy Families program, or TANF, and a program for aged, blind or disabled, or ABD, Medicaid members. Numerous other programs exist and vary by state.

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

        HIPAA also calls for the adoption of standards for the exchange of electronic health information and privacy requirements that govern the handling, use and disclosure of protected customer health information. Compliance with HIPAA and other privacy laws is far-reaching and complex and proper interpretation and practice under the law continue to evolve. Consequently, our efforts to measure, monitor and adjust our business practices to comply with these laws are ongoing. Recently, the United States Department of Health and Human Services issued the omnibus final rule on HIPAA privacy, security, breach notification requirements and enforcement requirements under the HITECH Act, and a final regulation for required changes to the HIPAA Privacy Rule for the Genetic Information Nondiscrimination Act, or GINA. The omnibus final rule becomes effective on March 26, 2013, with a compliance deadline of September 23, 2013. Our failure to comply with the omnibus final rule or the failure of our business associates to comply with HIPAA, the HITECH Act, GINA, or other privacy regulations could cause us to incur civil or criminal penalties, including significant damage to our reputation.

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

  State and local regulation

        Each of our insurance company and HMO subsidiaries is also subject to the regulations of and supervision by the insurance department of each of the jurisdictions in which they are admitted and authorized to transact business. These regulations cover, among other things:

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

        American Pioneer is a Florida domiciled insurance company. American Progressive is a New York domiciled insurance company. Pyramid Life is a Kansas domiciled insurance company. Constitution, Marquette and Union Bankers are Texas domiciled insurance companies. SelectCare of Texas, Inc. is licensed as an HMO in Texas and SelectCare Health Plans, Inc. is licensed as an HMO in Texas and Indiana. SelectCare of Oklahoma, Inc. and Today's Options of Oklahoma, Inc. (formerly known as GlobalHealth, Inc.) are licensed HMO's in Oklahoma. SelectCare of Maine, Inc. is a licensed HMO in Maine. Collectively, our insurance subsidiaries and HMOs are licensed to sell health insurance, life insurance and annuities in all 50 states and the District of Columbia. In addition, some of these subsidiaries have CMS-approved plans to enroll members in our Medicare Advantage plans in 36 states in 2012.

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

        Many states require deposits of assets by insurance companies and HMOs for the protection either of policyholders in those states or for all policyholders. These deposited assets remain part of the total assets of the company. As of December 31, 2012 and 2011, we had securities with market values totaling $36.0 million and $35.0 million, respectively, on deposit with various state treasurers or custodians. These deposits must consist of securities that comply with the standards established by the particular state.

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

        Although minimum required levels of equity are largely based on premium volume, product mix, and the quality of assets held, minimum requirements vary significantly from state to state. As of December 31, 2012, our state regulated subsidiaries had aggregate statutory capital and surplus of approximately $567 million. Based on current estimates, we expect the aggregate amount of dividends that may be paid to our parent company in 2013 without prior approval by state regulatory authorities is approximately $59 million.

  Risk-Based Capital and Minimum Capital Requirements

        Risk-based capital requirements promulgated in each state take into account asset risks, interest rate risks, mortality and morbidity risks and other relevant risks with respect to the insurer's business and specify varying degrees of regulatory action to occur to the extent that an insurer does not meet the specified risk-based capital thresholds, with increasing degrees of regulatory scrutiny or intervention provided for companies in categories of lesser risk-based capital compliance. As of December 31, 2012, all of our U.S. insurance company subsidiaries and managed care affiliates maintained ratios of total adjusted capital to risk-based capital in excess of the authorized control level. However, should our insurance company subsidiaries' and managed care affiliates' risk-based capital positions decline in the future, their ability to pay dividends, the need for capital contributions or the degree of regulatory supervision or control to which they are subjected might be affected.

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

Outsourcing Arrangements

        We outsource certain processing and administration functions to third parties, subject to outsourcing agreements. The outsourced functions may include membership administration, call center operations, business process outsourcing, revenue management, marketing and pharmacy benefit management. In the future, it is possible that we may outsource additional functions or bring in-house one or more of these functions. A summary of our more significant arrangements is presented below.

  Business Process Outsourcing

        On April 26, 2010, we entered into an agreement to sell the outstanding common stock of CHCS, our administrative services company, to iGate. The transaction closed on June 9, 2010, with an effective date of April 1, 2010. Subsequent to this transaction, iGate is providing the same administrative services previously provided by our former CHCS affiliate, as well as certain information technology services, to our insurance subsidiaries. These services include policy administration, underwriting, claims processing and other related processes primarily related to our Traditional lines of business. In addition, we continue to use iGate as a business outsource vendor to provide a range of business process services, including, data entry, member application intake and processing, data validation, mailroom imaging and scanning, paper-based and electronic claims adjudication and processing, and overflow labor support services for our operations. In addition, iGate also provides certain information technology support and programming.

  Membership Administration

        We outsource the administrative information technology platform necessary to support our Medicare Advantage businesses to The Trizetto Group. We have entered into an annual support and license agreement, a master hosting services agreement and a consulting services agreement with Trizetto. These agreements collectively support the basic infrastructure surrounding the membership information for our Medicare Advantage and Medicaid businesses.

  Pharmacy Benefit Management

        At the closing of the Part D Sale Transaction, we entered into a five-year pharmacy benefits management agreement, pursuant to which CVS Caremark will provide a range of pharmacy benefit management to our Medicare Advantage plans.

Employees

        As of March 1, 2013, we employed approximately 2,300 employees, none of whom is represented by a labor union in such employment. We consider our relations with our employees to be good.

Additional Information

        We were incorporated under the laws of the State of Delaware on December 22, 2011. Our common stock is listed on the NYSE under the ticker symbol "UAM." Our corporate headquarters are located at 44 South Broadway, White Plains, New York 10601 and our telephone number is (914) 934-5200.

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

The enactment of the Affordable Care Act and subsequent rules promulgated by CMS could have a material adverse effect on our business and financial results.

        In March 2010, President Obama signed into law the Affordable Care Act, legislating broad-based changes to the U.S. health care system. Certain provisions of the health reform legislation have already taken effect, and others become effective at various dates over the next several years. Due to the complexity of the health reform legislation, including yet to be promulgated implementing regulations, lack of interpretive guidance, and gradual implementation, the impact of the health reform legislation remains difficult to predict and not yet fully known. However, we will need to dedicate significant resources and expense to complying with these new rules and there is a possibility that this new legislation could have a material adverse effect on our business, financial position and results of operations.

        The provisions of these new laws include the following key points, which are discussed further below:

  •
  Reduced Medicare Advantage reimbursement rates, beginning in 2012;

  •
  Implementation of a quality bonus for Star Ratings beginning in 2012;

  •
  Accountable Care Organizations, beginning in 2012;

  •
  Stipulated minimum medical loss ratios, beginning in 2014;

  •
  Non-deductible federal premium taxes assessed to health insurers, beginning in 2014;

  •
  Coding intensity adjustments, with mandatory minimums beginning in 2014; and

  •
  Limitation on the federal tax deductibility of compensation earned by individuals, beginning in 2013.

        Reduced Medicare Advantage reimbursement rates—Beginning in 2012, the Medicare Advantage "benchmark" rates transition to target Medicare fee-for-service cost benchmarks of 95%, 100%, 107.5% or 115% of the calculated Medicare fee-for-service costs. The transition period will be 2, 4 or 6 years depending upon the applicable county in which services are provided. The counties are divided into quartiles based on each county's fee-for-service Medicare costs. We estimate that approximately 50% of our current membership resides in counties where the Medicare Advantage benchmark rate will equal 95% of the calculated Medicare fee-for-service costs, with approximately 92% of these members having a 6-year transition period. Under the new law, the premiums for such members will be transitioned to 95% of Medicare fee-for-service costs beginning in 2012. This follows the freezing of Medicare Advantage reimbursement rates in 2011 based on our 2010 levels.

        Most recently, on February 15, 2013, CMS issued its "Advance Notice for Methodological Changes for Calendar Year (CY) 2014 for Medicare Advantage (MA) Capitation Rates, and Part C and Part D Payment Policies and 2014 Call Letter" (the "Advance Notice"). CMS is accepting comments on the Advance Notice and the final terms are expected to be published on April 1, 2013. As currently proposed, the Advance Notice will further reduce rates paid by CMS to Medicare Advantage plans for calendar year 2014 and limit the ability of plans to reduce benefits. To address these rate reductions, we may have to reduce benefits (to the extent permitted), increase member premiums, modify existing operations, reduce profit margins, or implement some combination of these actions. Such actions could have a material adverse effect on our business by:

  •
  Limiting our ability to maintain our current membership levels;

  •
  Making our products less competitive or attractive to prospective members;

  •
  Causing us to exit many service areas;

  •
  Causing us to increase member premiums, lower benefits or impose higher member contributions (e.g. copayments); and

  •
  Require more intensive medical and operating cost management in order to respond to the lower reimbursements.

        In addition, the Advance Notice may result in Medicare Advantage being no longer economically viable for us in many markets. There can be no assurance that we will be able to execute successfully on these or other strategies to address changes in the Medicare Advantage program. There can be no assurance that we will be able to successfully address such rate freezes/reductions and failure to do so may result in a material adverse effect on our results of operations, financial position, and cash flows. The reduction outlined in the Advance Notice is in addition to the impact of the non-deductible federal premium tax, coding intensity adjustments, and other factors affecting our revenue from CMS.

        Implementation of quality bonus for Star Ratings—Beginning in 2012, Medicare Advantage plans with an overall "Star Rating" of three or more stars (out of five) based on 2011 performance will be eligible for a "quality bonus" in their basic premium rates. The Affordable Care Act limited these quality bonuses to the plans that achieved 4 or more stars as their overall rating, but CMS is using demonstration authority to expand the quality bonus to 3 star plans for a three year period through 2014. In addition, also beginning in 2012, Medicare Advantage Star Ratings will affect the rebate percentage available for plans to provide additional member benefits (plans with quality ratings of 3.5 stars or above will have their rebate percentage increased from a base rate of 50% to 65% or 70%). In all cases, this rebate percentage is lower than the pre-Affordable Care Act rebate percentage of 75%. Our Medicare Advantage plans are currently rated from 2.5 to 3.5 stars out of 5, on average. Notwithstanding efforts to improve our Star Ratings and other quality measures prior to 2012, there can be no assurances that we will be successful in doing so. Accordingly, our plans may not be eligible for full level quality bonuses or increased rebates, which could adversely affect the benefits such plans can offer, reduce membership, and reduce profit margins. In addition, CMS has indicated that plans with a Star Rating of less than 3.0 for three consecutive years may be subject to termination. Certain of our plans have Star Ratings less than 3.0 Stars. If we are unable to improve the Star Ratings of these plans, these plans may be terminated by CMS which could have a material adverse effect on our business, cash flows and results of operations.

        In addition, the CMS Star Ratings/Quality scores may be used by certain agencies to establish premium rates or, in the case of CMS, to pay bonuses to Medicare Advantage plans that enable those plans to offer improved benefits and/or better pricing. Furthermore, lower quality scores compared to our competitors may result in us losing potential new business in new markets or dissuading potential members from choosing our plan in markets in which we compete. Lower quality scores compared to our competitors could have a material adverse effect on our rate of growth.

        Accountable Care Organizations—To date, we have partnered with numerous groups of providers to form 31 ACOs that have been approved to participate in the MSSP. ACO's are entities that contract with CMS to serve the Medicare fee-for-service population with the goal of better care for individuals, improved health for populations and lower costs. ACO's share savings with CMS to the extent that the actual costs of serving assigned beneficiaries are below certain trended benchmarks of such beneficiaries and certain quality performance measures are achieved. We provide a variety of services to the ACOs, including care coordination, analytics and reporting, technology and other administrative services to enable these physicians and their associated healthcare providers to deliver better quality care, improved health and lower healthcare costs for their Medicare Fee-for-Service patients. During 2012, we incurred expenses of approximately $22 million, pre-tax, related to our ACO business and have received no revenues to date. In addition, we expect to invest significant funds during 2013 and beyond. Under the MSSP, CMS will not make any payments to ACO's for the first measurement year ending December 31, 2013 until the middle of 2014, which will negatively impact our cash flows. In order to receive revenues from CMS under the MSSP, the ACO must meet certain minimum savings rates (i.e. save the federal government money) and meet certain quality measures. More specifically, the ACO's costs of medical expenses for its members during a relevant measurement year must be below the benchmark by the minimum savings rate as established by CMS for such ACO. On the quality side, the MSSP requires ACOs to meet 33 quality measures, which CMS may vary from time to time. Notwithstanding our efforts, our ACO's may be unable to meet the required savings rates or may not satisfy the quality measures, which may result in our receiving no revenues and losing our substantial investment. In addition, as the MSSP is a new program, it presents challenges and risks associated with the timeliness and accuracy of data and interpretation of complex rules, which may have a material adverse effect on our ability to recoup any of our investments. Further, there can be no assurance that we will maintain positive relations with each our 31 ACO partners which may result in certain of the ACOs terminating our relationship which will result in a potential loss of our investment.

        In addition, CMS, the US Office of Inspector General, the Internal Revenue Service, the Federal Trade Commission, US Department of Justice, and various states have adopted or are considering adopting new legislation, rules, regulations and guidance relating to formation and operation of ACOs. Such laws may, among other things, require ACOs to become subject to financial regulation such as maintaining deposits of assets with the states in which they operate, the filing of periodic reports with the insurance department and/or department of health, or holding certain licenses or certifications in the jurisdictions in which the ACOs operate. Failure to comply with legal or regulatory restrictions may result in CMS terminating the ACO's agreement with CMS and/or subjecting the ACO to loss of the right to engage in some or all business in a state, payments fines or penalties, or may implicate federal and state fraud and abuse laws relating to anti-trust, physician fee-sharing arrangements, anti-kickback prohibitions, prohibited referrals, any of which may adversely affect our operations and/or profitability.

        Stipulated Minimum MLRs—Beginning in 2014, the new healthcare reform legislation will stipulate a minimum medical loss ratio, or MLR, of 85%. Financial and other penalties may result from failing to achieve the minimum MLR ratio. For the year ended December 31, 2012, our reported Medicare Advantage MLR was 80.6%. The methodology for defining premium and medical costs and for calculating MLRs was recently defined in the Advance Notice and we are continuing to evaluate its impact. Complying with such minimum ratio by increasing our medical expenditures or refunding any shortfalls to the federal government could have a material adverse effect on our operating margins, results of operations, and our statutory required capital.

        Non-deductible federal premium taxes—Beginning in 2014, the new healthcare reform legislation will impose an annual aggregate non-deductible tax of $8.0 billion (with increasing annual amounts thereafter) on health insurance premiums, including Medicare Advantage premiums. Our share of the new tax will be based on our pro rata percentage of premiums compared to the industry as a whole, calculated annually. We expect this tax to result in a significant payment by us which will reduce the profitability of Medicare Advantage business and could have a material adverse effect on our results of operations.

        Coding intensity adjustments—Under the new healthcare reform legislation, the coding intensity adjustment instituted in 2010 became permanent, resulting in mandated minimum reductions in risk scores of 4.71% in 2014 increasing to 5.7% for 2019 and beyond. These coding adjustments may adversely affect the level of payments from CMS to our Medicare Advantage plans.

        Limitation on the federal tax deductibility of compensation earned by individuals—Beginning in 2013, with respect to services performed during 2010 and afterward, for health insurance companies, the federal tax deductibility of compensation will be limited under Section 162(m)(6) of the Code to $500,000 per individual and will not contain an exception for "performance-based compensation." This limitation has increased our effective tax rate.

        While the constitutionality of the ACA was subsequently challenged in a number of legal actions, in June 2012, the Supreme Court upheld the constitutionality of the ACA, with one limited exception relating to the Medicaid expansion provision. The Court held that states could not be required to expand Medicaid and risk losing all federal money for their existing Medicaid programs. Under the ACA, Medicaid coverage will be expanded to all individuals under age 65 with incomes up to 133% of the federal poverty level beginning January 1, 2014, subject to the states' elections. It is unclear what impact the Medicaid expansion will have on our overall business, including APS Healthcare's Medicaid fee-for-service business.

We are subject to extensive government regulation; compliance with laws and regulations is complex and expensive, and any violation of the laws and regulations applicable to us could reduce our revenues and profitability and otherwise adversely affect our operating results and/or impact our ability to participate in Government programs such as Medicare and Medicaid.

        There is substantial federal and state governmental regulation of our business. Several laws and regulations adopted by the federal government, such as the Affordable Care Act, the Sarbanes-Oxley Act of 2002, the Gramm-Leach-Bliley Act, the Health Insurance Portability and Accountability Act of 1996, which we refer to as HIPAA, the Health Information Technology for Economic and Clinical Health Act (HITECH Act), the MMA, the USA PATRIOT Act, the False Claims Act, anti-kickback laws, MIPPA and "Do Not Call" regulations, and their state equivalents have created administrative and compliance requirements for us. The requirements of these laws and regulations are continually evolving, and the cost of compliance may have an adverse effect on our operations and profitability. The evolution of existing laws, rules, or regulations, their enforcement, or changes in their application or interpretation, as well as new laws and regulations could materially and adversely affect our operations, financial position, or results of operations and may expose us to increased liability. As laws and regulations evolve, the costs of compliance, which are already significant, will tend to increase. If we fail to comply with existing or future applicable laws and regulations, as was the case in 2010 in connection with our 2010 CMS audit and sanction, we could suffer civil, criminal or administrative penalties, including termination of our contracts with CMS. Different interpretations and enforcement policies of these laws and regulations could subject our current practices to allegations of impropriety or illegality, or could require us to make significant changes to our operations. In addition, we cannot predict the impact of future legislation and regulatory changes on our business or assure you that we will be able to obtain or maintain the regulatory approvals required to operate our business. In addition, we are subject to potential changes in the political environment that can affect public policy and can adversely affect the markets for our products.

        Laws and regulations governing Medicare, Medicaid and other state and federal healthcare and insurance programs are complex and subject to significant interpretation. As part of the Affordable Care Act, CMS and other regulatory agencies have been exercising increased oversight and regulatory authority over our Medicare and other businesses and continue to issue new guidance affecting both our Medicare business and the MSSP which affects our ACO business. Compliance with such laws and regulations is subject to CMS audit, other governmental review and investigation and significant and complex interpretation. According to CMS, we are a high-risk Medicare Advantage sponsor. As a result, CMS continues to audit our Medicare Advantage plans with regularity to ensure we are in compliance with applicable laws, rules and regulations. There can be no assurance that we will be found to be in compliance with all such laws, rules and regulations in connection with these audits, reviews and investigations, and at times we have been found to be out of compliance. Failure to be in compliance can subject us to significant regulatory action including significant fines, penalties, cancellation of contracts with governmental agencies or operating restrictions on our business, including, without limitation, suspension of our ability to market to and enroll new members in our Medicare Advantage plans, exclusion from Medicare and other state and federal healthcare programs and inability to expand into new markets.

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

        We are also subject to various governmental reviews, audits and investigations to verify our compliance with our contracts and applicable laws and regulations. State departments of insurance routinely audit our health plans and insurance companies for financial and contractual compliance. State departments of health audit our health plans for compliance with health services. State attorneys general, CMS, the Office of the Inspector General of Health and Human Services, the Office of Personnel Management, the Department of Justice, the Department of Labor, the Government Accountability Office, state departments of insurance and departments of health and Congressional committees may also conduct audits and investigations of us. We have historically incurred, and expect to continue to incur, significant costs to respond to governmental reviews, audits and investigations, and we expect these costs to increase over time as regulation increases and becomes more complex and as regulatory agencies and Congressional committees become more sophisticated and thorough.

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

        Any of these events could make it more difficult for us to sell our products and services, reduce our revenues and profitability and otherwise adversely affect our reputation and/or operating results. CMS from time to time releases proposed or amended rules, regulations, and guidance that, if adopted, would, among other things, place tighter restrictions on marketing processes relative to the Medicare Advantage program and Medicare prescription drug benefit program. Depending upon the final content of these regulations, if CMS proposes and adopts them, compliance with and enforcement of the regulations could have a material adverse effect on our results of operations.

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

If we fail to effectively design and price our products properly and competitively, if the premiums and fees we charge are insufficient to cover the cost of health care services delivered to our members, or if our estimates of benefit expenses are inadequate, our profitability may be materially adversely affected.

        We use a substantial portion of our revenues to pay the costs of health care services delivered to our members. These costs include claims payments, capitation payments to providers, and various other costs incurred to provide health insurance coverage to our members. These costs also include estimates of future payments to hospitals and others for medical care provided to our members. Our premiums for our Medicare business are fixed for one-year periods. Accordingly, costs we incur in excess of our benefit cost projections generally are not recovered in the contract year through higher premiums. We estimate the costs of our future benefit claims and other expenses using actuarial methods and assumptions based upon claim payment patterns, medical inflation, historical developments, including claim inventory levels and claim receipt patterns, and other relevant factors. We continually review estimates of future payments relating to benefit claims costs for services incurred in the current and prior periods and make necessary adjustments to our reserves. However, these estimates involve extensive judgment, and have considerable inherent variability that is sensitive to payment patterns and medical cost trends. The profitability of our risk-based products depends in large part on our ability to predict, price for and effectively manage medical costs. In addition, we are pursuing additional opportunities in the Medicaid risk business, which presents additional challenges around pricing and underwriting. Failure to adequately price our products or estimate medical costs may result in a material adverse effect on our business, cash flows and results of operations.

Reductions in funding for Medicare or Medicaid programs could materially reduce our profitability.

        We generate a significant majority of our total revenue from the operation of our Medicare Advantage plans and various Medicaid programs. As a result, our revenue and profitability are dependent, in part, on government funding levels for all of these various programs. The rates paid to Medicare Advantage health plans like ours are established by contract, although the rates differ depending on a combination of factors, such as upper payment limits established by CMS, a member's health profile and status, age, gender, county or region, benefit mix, member eligibility categories and the plan's risk scores. Future Medicare rate levels and overall funding for Medicare, may be affected by continuing government efforts to contain and/or reduce overall medical expenses, including the

Advance Notice described above, and other budgetary and fiscal constraints pursuant to the Budget Control Act of 2011 as a result of the failure of a bipartisan joint congressional committee to agree on certain spending cuts, known as "Sequestration". The government is continuously examining Medicare Advantage health plans like ours in comparison to Medicare fee-for-service payments, and this examination could result in a reduction in payments to Medicare Advantage health plans like ours. Changes in the Medicare program or Medicare funding may affect our ability to operate under the Medicare program or lead to reductions in the amount of reimbursement, elimination of coverage for some benefits or reductions in the number of persons enrolled in or eligible for Medicare or increases in member premium. In addition, the rates paid to us under contracts with Medicaid agencies may be negatively impacted by state budget and overall budgetary issues in the various states.

Failure to reduce our operating costs could have a material adverse effect on our financial position, results of operations and cash flows.

        The level of our operating costs affects our profitability. While our overall Medicare Advantage membership increased during the most recent annual election period, as a result of MIPPA, the CMS sanction and other factors, our Medicare Advantage membership has decreased significantly over the past several years. In addition, after consummation of the Part D Transaction in April 2011, we are a much smaller company. If we are unable to reduce our operating expenses to better match our smaller size, it could have a material adverse effect on our financial condition, results of operations and cash flows.

A significant portion of our revenues are tied to our Medicare businesses and regulated by CMS and if our government contracts are not renewed or are terminated, our business would be substantially impaired.

        We earn a significant portion of our revenue from our Medicare Advantage businesses in which CMS is not only our largest customer but also our regulator. If we are unable to maintain a constructive relationship with CMS, our business could suffer materially. As a government contractor, we provide our Medicare Advantage benefits and other services through a limited number of contracts with federal government agencies. These contracts generally have terms of one to three years and are subject to non-renewal by the applicable agency. All of our government contracts are terminable for cause if we breach a material provision of the contract or violate relevant laws or regulations. In addition, a government agency may suspend our right to add new members if it finds deficiencies in our provider network or operations, as was the case for a significant portion of the 2011 selling season as a result of CMS sanctions. If we are unable to renew, or to successfully re-bid or compete for any of our government contracts, or if any of our contracts are terminated, our business could be substantially impaired. If any of those circumstances were to occur, we would likely pursue one or more alternatives, such as

  •
  seeking to enter into contracts in other geographic markets;

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

        We operate in a highly competitive industry. Some of our competitors are more established in the insurance and, health care industries, with larger market share, more established reputations and brands and greater financial resources than we have in some markets. In addition, other companies may enter our markets in the future. Medicare Advantage plans are generally bid upon or renewed annually and our Medicaid contracts have various terms that can oftentimes be terminated early. We compete for members on the basis of the following and other factors:

  •
  price,

  •
  the size, location, quality and depth of provider networks,

  •
  benefits provided,

  •
  quality and extent of services, and

  •
  reputation.

        In addition to the challenge of controlling health care costs, we face intense competitive pressure to contain premium prices. Factors such as business consolidations, strategic alliances, legislative reforms and marketing practices create pressure to contain premium rate increases, despite being faced with increasing medical costs. Premium increases, introduction of new product designs, our relationship with our providers in various markets, and our possible exit from or entrance into additional markets, among other issues, could also affect our membership levels.

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

        Consolidation within the industries in which we operate, as well as the acquisition of our competitors by larger companies (e.g. Cigna's acquisition of Healthspring, WellPoint's acquisition of Amerigroup and Aetna's acquisition of Coventry), may lead to increased competition. Strategic combinations involving our competitors could have an adverse effect on our business or results of operations.

Our business strategy is evolving and may involve pursuing new lines of business or strategic transactions and investments.

        The healthcare industry in undergoing significant change and our business strategy is continuing to evolve to meet these changes. In order to profitably grow our business, we may need to expand into new lines of business, which may involve pursuing strategic transactions, including potential acquisitions of, or investments in, related or unrelated businesses and assets or divestitures of existing businesses or assets. In addition, we may pursue a merger or consolidation with a third party that results in a change in control, a sale or transfer of all or a portion of our assets or a purchase by a third party of our securities that may result in a minority or control investment by such third party.

        For example, during 2012, we partnered with groups of providers to form ACOs and acquired APS Healthcare. Going forward, we may pursue additional opportunities in the dual eligible, Medicaid and healthcare exchange markets, among others, which may involve us providing capital and/or reinsurance to health plans. Each of these opportunities may require the investment of significant capital and management attention. There can be no assurance that we will be successful with any of these potential new ventures and we could suffer significant losses as a result, which could have a material adverse effect on our business, financial condition and results of operations.

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

        The federal government and the states in which we operate extensively regulate our various businesses. The laws and regulations governing our operations are generally intended to benefit and protect policyholders, health plan members and providers rather than shareholders. From time to time, Congress has considered various forms of "Patients' Bill of Rights" legislation, which, if adopted, could alter the treatment of coverage decisions under applicable federal employee benefits laws. There have also been legislative attempts at the state level to limit the preemptive effect of federal employee benefits laws on state laws. If adopted, these types of limitations could increase our liability exposure and could permit greater state regulation of our operations. The government agencies administering these laws and regulations have broad latitude to enforce them. These laws and regulations, along with the terms of our government contracts, regulate how we do business, what services we offer, and how we interact with our policyholders, members, providers and the public. Healthcare laws and regulations are subject to frequent change and differing interpretations. For example, if adopted as proposed, the Advance Notice would result in significant cuts to Medicare Advantage benchmark payment rates.

        In addition, changes in the political climate or in existing laws or regulations, or their interpretations, or the enactment of new laws or the issuance of new regulations could adversely affect our business by, among other things:

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

        The majority of APS Healthcare's revenues are derived from Medicaid. In addition, most of APS Healthcare's contracts are terminable on short notice. As a result of fiscal budgetary and other issues, it is possible that Medicaid funding could be reduced, the counterparty to our Medicaid contracts (state or Medicaid agency) may delay payment to us for many months, or APS Healthcare's contracts could be terminated or amended in an adverse manner, which could have a material adverse effect on APS Healthcare's revenues and operating results.

        APS Healthcare's contracts with clients generally provide for initial terms of one to three years, but oftentimes may be terminated early without cause. The termination of, or our inability to renew or extend, contracts with our clients could lead to decreased revenues and profitability. In addition, certain of the customer contracts contain performance guarantees of various kinds, including operational performance guarantees, guarantees relating to the achievement of health goals as demonstrated by population based clinical measures and guarantees relating to the reduction of overall health costs experienced by the client. Further, certain of the contracts contain liquidated damages provisions for nonperformance that can be assessed in significant amounts. Our failure to meet these performance guarantees could lead to reduced revenue and profitability. In addition, our contract with the Puerto Rico Medicaid agency to provide managed behavioral health and other services, accounts for a significant portion of APS Healthcare's total revenues. This contract expires on June 30, 2013. Failure to successfully retain this contract could have a material adverse effect on our results of operations.

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

        For certain of our Traditional products, we can periodically file for rate increases, if our actual claims experience proves to be less favorable than we assumed. If we are unable to raise our premium rates, our net income may decrease. We generally cannot raise our premiums in any state unless we first obtain the approval of the insurance regulator in that state. We have not been able to obtain approvals for rate increases at the levels we have requested on our long term care block of business. We review the adequacy of our accident and health premium rates regularly and file rate increases on our products when we believe permitted premium rates are too low. When determining whether to approve or disapprove our rate increase filings, the various state insurance departments take into consideration:

  •
  our actual claims experience compared to expected claims experience;

  •
  policy persistency, which means the percentage of policies that are in-force at specified intervals from the issue date compared to the total amount originally issued;

  •
  investment income; and

  •
  medical cost inflation.

        If the regulators do not believe these factors warrant a rate increase, it is possible that we will not be able to obtain approval for premium rate increases from currently pending requests or requests filed in the future. If we are unable to raise our premium rates because we fail to obtain approval for rate increases in one or more states, our net income may decrease. If we are successful in obtaining regulatory approval to raise premium rates, the increased premium rates may cause existing policyholders to let their policies lapse. This would reduce our premium income in future periods. Increased lapse rates also could require us to expense all or a portion of the deferred policy costs relating to lapsed policies in the period in which those policies lapse, reducing our net income in that period. For example, we have not been successful in obtaining rate increases for certain portions of our long-term care block of business and there can be no assurance that our expected future premiums will be adequate to cover the future claims expense of this block of business.

The bidding process for our Medicare Advantage plans may adversely affect our profitability.

        Payments for the Medicare Advantage health plans are based on a bidding process that may decrease the amount of premiums paid to us or cause us to increase the benefits we offer to our members. We are required to submit Medicare Advantage bids annually, approximately six months in advance of the corresponding benefit year. We attempt to use the best available member eligibility, claims and risk score data at the time of developing the bids. Furthermore, we make actuarial assumptions about the utilization of benefits in our plans and the impact of government regulations. However, these assumptions are subject to significant judgment and we cannot be assured that the data and assumptions used at the time of bid development will prove to be correct and that premiums will be sufficient to cover member benefits plus a reasonable margin. If our bid assumptions are too low and member claims are higher than anticipated, we could be required to expend significant unanticipated amounts which could have a material adverse effect on our business, profitability and results of operations.

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

  •
  the occurrence of acts of terrorism, public health epidemics or other wide spread health emergencies such as higher incidence of the flu, severe weather events or other catastrophes;

  •
  the introduction of new or costly treatments and technologies;

  •
  medical cost inflation or changes in the economy;

  •
  government mandated benefits or other regulatory changes; and

  •
  contractual disputes with hospitals, physicians and other providers

  •
  other unforeseen occurrences.

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

Compliance with the terms and conditions of our Corporate Integrity Agreements requires significant resources and, if we fail to comply, we could be subject to penalties or excluded from participation in government healthcare programs, which could have a material adverse effect on our financial condition and results of operations.

        In September 2011, in connection with the settlement of a False Claims Act action involving the sales and marketing practices of our Wisconsin HMO Plans, we entered into a five-year Corporate Integrity Agreement with the Office of Inspector General of the United States Department of Health and Human Services ("HHS-OIG"). In addition, in February 2011, Innovative Resource Group, LLC, one of the subsidiaries we acquired as part of the APS Healthcare transaction, entered into a five-year Corporate Integrity Agreement with HHS-OIG relating to its Medicaid contract in the State of Georgia. The Corporate Integrity Agreements provide that we will, among other things, maintain a compliance program, including a corporate compliance officer, compliance officers and compliance committees, a code of conduct, comprehensive compliance policies, training and monitoring, a compliance hotline, an open door policy and a disciplinary process for compliance violations. The Corporate Integrity Agreement also requires us to engage independent third parties to review compliance with our obligations under each of the Corporate Integrity Agreements and submit various reports to HHS-OIG. Failure to comply with the obligations under the Corporate Integrity Agreements could have material consequences for us including monetary penalties, exclusion from participation in federal healthcare programs and/or subject to prosecution, which could have a material adverse effect on our financial condition and results of operations.

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

        Recently, the United States Department of Health and Human Services issued the omnibus final rule on HIPAA privacy, security, breach notification requirements and enforcement requirements under the HITECH Act, and a final regulation for required changes to the HIPAA Privacy Rule for the Genetic Information Nondiscrimination Act, or GINA. The omnibus final rule becomes effective on March 26, 2013, with a compliance deadline of September 23, 2013. Our failure to comply with the omnibus final rule or the failure of our business associates to comply with HIPAA, the HITECH ACT , GINA, or other privacy regulations could cause us to incur civil or criminal penalties, including significant damage to our reputation.

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

  •
  claims under the False Claims Act or State whistleblower statutes;

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

  •
  medical malpractice or negligence actions related to the operation of our care management programs or in the operation of mental health clinics in Puerto Rico;

  •
  claims relating to product design;

  •
  allegations of anti-competitive and unfair business activities;

  •
  provider disputes over compensation and termination of provider contracts;

  •
  allegations of discrimination;

  •
  claims related to the failure to disclose business practices;

  •
  allegations of breaches of duties to members or customers;

  •
  allegations of infringement of intellectual property rights of third parties;

  •
  claims relating to inadequate or incorrect disclosure or accounting in our public filings;

  •
  allegations of agent misconduct;

  •
  claims related to deceptive trade practices;

  •
  claims related to the quality of our networks (e.g. credentialing) or the quality of medical services rendered by our providers (e.g. vicarious liability for medical services);

  •
  claims relating to suitability of annuity products; and

  •
  claims relating to customer audits and contract performance (including our contracts with CMS for our Medicare Advantage and ACO companies).

        As a provider of health insurance, we are subject to the False Claims Act, which provides, in part, that the federal government may bring a lawsuit against any person or entity who it believes has knowingly presented, or caused to be presented, a false or fraudulent request for payment from the federal government, or who has made a false statement or used a false record to get a claim approved. Violations of the False Claims Act are punishable by treble damages and penalties of up to a specified dollar amount per false claim. In addition, a special provision under the False Claims Act allows a private person (for example, a "whistleblower" such as a disgruntled employee, competitor or member) to bring an action under the False Claims Act on behalf of the government alleging that an entity has defrauded the federal government and permits the private person to share in any settlement of, or judgment entered in, the lawsuit. In 2011, we settled False Claims Act cases relating to our sales and marketing practices of our Wisconsin HMO plans and our Georgia Medicaid contract. We are also subject to potential state whistleblower actions. There can be no assurance that additional False Claims Act or similar whistleblower cases may not arise in the future.

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

        These factors, as well as any negative publicity about us in particular, could adversely affect our ability to market our products or services and to attract and retain members, may adversely affect our relationship with providers, may require us to change our products or services, may increase the regulatory burdens under which we operate and may require us to pay large judgments or fines. Any combination of these factors could further increase our cost of doing business and adversely affect our financial position, results of operations and cash flows.

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

        CMS has implemented a risk adjustment model that apportions premiums paid to Medicare Advantage plans according to health severity. The risk adjustment model pays more for enrollees with predictably higher costs. Under this model, rates paid to Medicare Advantage plans are based on actuarially determined bids, which include a process whereby our prospective payments are based on a comparison of our beneficiaries' risk scores, derived from medical diagnoses, to those enrolled in the government's original Medicare program.

        Under the risk adjustment methodology, all Medicare Advantage plans must capture, collect and submit the necessary diagnosis code information from inpatient and ambulatory treatment settings to CMS within prescribed deadlines. The CMS risk adjustment model uses this diagnosis data to calculate the risk adjusted premium payment to Medicare Advantage plans. We generally rely on providers to code their claim submissions with appropriate diagnoses, which we send to CMS as the basis for our payment received from CMS under the actuarial risk-adjustment model. We also rely on providers to appropriately document all medical data, including the diagnosis data submitted with claims. As a result of this process, it is difficult to predict with certainty our future revenue or profitability. CMS may also change the manner in which it calculates risk adjusted premium payments in ways that are adverse to us. In addition, our own risk scores for any period may result in favorable or unfavorable adjustments to the payments we receive from CMS and our Medicare premium revenue. Because diagnosis coding is a manual process, there is the potential for human error in the recording of codings, and there can be no assurance that physicians, hospitals, and other health care providers are submitting accurate codings to us or that they will be successful in improving the accuracy of recording diagnosis code information and therefore our risk scores.

        During 2008, CMS announced its intention to engage in a pilot program to more extensively audit a select group of Medicare Advantage plans in the area of hierarchical condition category, or HCC, coding for the determination of risk score revenue. These audits were labeled "Risk Adjustment Data Validation" audits, or RADV. RADV audits review medical record documentation in an attempt to validate provider coding practices and the presence of risk adjustment conditions which influence the calculation of premium payments to Medicare Advantage plans. Following the completion of the RADV pilot, CMS extended its audit program to randomly selected Plans for the stated purpose of generating statistically valid payment error estimates. We were selected to participate in the extended audit program and have completed our initial data submission to CMS and may also be selected for future RADV audits at the discretion of CMS. In December 2010, CMS published for public comment a new proposed RADV audit and payment adjustment methodology which contained provisions allowing retroactive contract level payment adjustments for the year audited using an extrapolation of the "error rate" identified in audit samples. Under these proposed rules, depending on the methodology utilized, potential payment adjustments could have had a material adverse effect on our results of operations, financial position and cash flows.

        On February 24, 2012, CMS released a final RADV audit and payment adjustment methodology which clarified many of the uncertainties arising from the 2010 proposals. Under the final rule, CMS has indicated that it will now reduce the extrapolated contract level error rate found during the audits based on the error rate found in the Government's 'benchmark' audit data for Medicare fee-for-service population and is expected to be applied to the next round of RADV contract level audits to be conducted on 2011 premium payments. CMS will also continue with finalizing the results of its pre-2011 RADV audits, some of which may be announced in the near future. CMS may discover coding errors during any RADV audits, which could require us to make significant payments to CMS or require significant payment adjustments, which could have a material adverse effect on our results of operations, financial position and cash flows.

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

        CMS has adopted a new coding set for diagnoses, commonly known as ICD-10, which significantly expands the number of codes utilized. The new coding set is currently required to be implemented by October 1, 2014, but such date may be extended. We may be required to incur significant expenses in implementing the new coding set. If we do not adequately implement the new coding set, our business and results of operations may be materially adversely affected.

We rely on the accuracy of information provided by CMS regarding the eligibility of an individual to participate in our Medicare Advantage plans, the list of Medicare fee-for-service beneficiaries assigned to our ACOs, and any inaccuracies in those lists could cause CMS to recoup premium payments from us with respect to members who turn out not to be ours, or could cause us to pay benefits in respect of members who turn out not to be ours, which could reduce our revenue and profitability, or result in us expending resources in attempting to manage the care of such individuals.

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

        Further, our ACOs receive periodic lists of beneficiaries that are assigned to the ACOs. These lists are based on claims experience for certain primary care services. Since CMS adjusts the lists of assigned beneficiaries from time to time, we may expend significant resources on individuals who are not in fact ultimately assigned to our ACOs. This may have a material adverse effect on our ACO business.

If we are unable to develop and maintain satisfactory relationships with the providers of care to our members, our profitability could be adversely affected and we may be precluded from operating in some markets.

        We contract with physicians, hospitals and other providers to deliver health care to our members. Our Medicare Advantage products and ACOs encourage or require our customers to use these contracted providers. In some circumstances, these providers may share medical cost risk with us or have financial incentives to deliver quality medical services in a cost-effective manner. Our operations and profitability are significantly dependent upon our ability to not only enter into appropriate cost-effective contracts with hospitals, physicians and other healthcare providers that have convenient locations for our members in our geographic markets, but to maintain good working relationships with such providers.

        In the long term, our ability to contract successfully with a sufficiently large number of providers in a particular geographic market will affect the relative attractiveness of our Medicare Advantage, ACOs, and managed care products in that market. Any difficulty in contracting with providers in a market could preclude us from renewing or from entering our Medicare contracts in that market. We will be required to establish acceptable provider networks prior to entering new markets. We may be unable to maintain our relationships with our network providers or enter into agreements with providers in new markets on a timely basis or under favorable terms. In any particular market, providers could refuse to contract with us, demand to contract with us, demand higher payments, or take other actions that could result in higher health care costs for us, less desirable products for members, disruption of benefits to our members, or difficulty meeting regulatory or accreditation requirements. In some markets, some providers, particularly hospitals, physician specialty groups, physician/hospital organizations or multi-specialty physician groups, may have significant market positions and negotiating power. In addition, physicians, hospitals, independent practice associations and other groups of providers may compete directly with us. Such competition may impact our relationships with those or other providers, adversely affect our products, benefits, or pricing of such products, and may require us to incur additional costs to change our operations, and our results of operations, financial position and cash flows could be adversely affected.

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

A reduction in the number of members in our Medicare Advantage plans could adversely affect our results of operations.

        During the 2013 selling season, we grew our Medicare Advantage membership. However, we experienced membership losses during each of the 2011 and 2012 selling seasons. During the 2012 selling season, our membership losses primarily came from our PFFS and rural markets and we may have difficulty maintaining current levels of membership in the future and may choose to exit these and other markets in the future. If we are unable to maintain our membership levels, our business could deteriorate which could have a material adverse effect on our results of operations. The principal factors that could contribute to the loss of membership are:

  •
  regulatory changes, such as the Advance Notice, which may substantially reduce the benchmark reimbursement rates we receive from CMS and cause us to exit certain service areas;

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

        We have in the past experienced higher than expected lapsation in our Medicare supplement business. We believe competitive pressure from other Medicare supplement companies and Medicare Advantage products, as well as the departure of some of our sales managers, and other factors, contributed to the level of lapsation. This excess lapsation required us to accelerate the amortization of the deferred acquisition cost and present value of future profits assets associated with the business that lapsed. In addition, during 2012, we discontinued selling new Medicare Supplement products. As a result, we may experience higher lapsation of our Medicare supplement business which will require faster amortization of the deferred costs.

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

        The assumptions used to determine the liability for future policy benefits are established and locked in at the time each contract is acquired and would only change if our expected future experience deteriorated to the point that the level of the liability, together with the present value of future gross premiums, are not adequate to provide for future expected policy benefits. Long-term care policies provide for long-duration coverage and, therefore, our actual claims experience will emerge many years after assumptions have been established. The risk of a deviation of the actual morbidity and mortality rates from those assumed in our reserves are particularly significant to our closed block of long-term care policies. We monitor the loss experience of these long-term care policies, and, when necessary, apply for premium rate increases through a regulatory filing and approval process in the jurisdictions in which such products were sold. However, it is possible that we will not be able to obtain approval for premium rate increases from currently pending requests or from future requests. If we are unable to raise our premium rates because we fail to obtain approval in one or more jurisdictions, our financial results will be adversely affected. In addition, these policies contain guaranteed renewal features that make exiting unprofitable blocks of business difficult. Due to this feature, we cannot exit such business without regulatory approval, and accordingly, we may be required to continue to service those policies at a loss for an extended period of time. In addition, to the extent actual premium rate increases or loss experience vary from our acquisition date assumptions, adjustments to increase reserves could be required.

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

        These economic developments affect businesses such as ours in a number of ways, many of which we cannot predict. Among the potential effects could be further write-downs in the value of investments we hold and an inability to access credit markets should we require external financing. In addition, it is possible that economic conditions, and resulting budgetary concerns, could prompt the federal, state and local governments to make changes in the Medicare or Medicaid programs, which could adversely affect our results of operations. We are unable to predict the likely duration and severity of the current disruptions in financial markets and adverse economic conditions, or the effects these disruptions and conditions could have on us.

Failure to comply with covenants in our Credit Facility could materially and adversely affect us.

        In connection with the APS Healthcare Transaction, we entered into a new Credit Facility which provided for a (i) $150 million term loan credit facility to fund a portion of the purchase price and (ii) a $75 million revolving credit facility. The Credit Facility contains customary restrictions, covenants, events of default and other terms, including financial covenants and we have granted the lenders a customary collateral package. These restrictions and covenants may limit our ability to, among other things:

  •
  pay dividends and redeem our capital stock;

  •
  incur additional indebtedness;

  •
  create liens on our assets;

  •
  conduct material transactions with our affiliates except on an arm's length basis; and

  •
  acquire or dispose or assets or merge or consolidate with, or transfer all or substantially all our assets to, another person.

        In addition, to borrow funds under the Credit Facility, we are required to meet specified financial covenants, including a consolidated leverage ratio, consolidated debt service coverage ratio and minimum risk based capital ratios. If we fail to maintain the financial covenants and are not able to obtain relief from any covenant violation, then an event of default could occur and the lenders could cease lending to us and accelerate the payments of our debt. Any such action by the lenders could materially and adversely affect us. The interests of our lenders may be different from ours and we may be unable to obtain our lenders' consent when and if needed, to engage in certain actions or obtain relief from any covenant violation. In addition, we may not be able to incur debt on terms acceptable to us. If we do not comply with the restrictions and covenants in the Credit Facility or any other debt instrument we may enter into, our results of operations, financial condition and ability to pay dividends will be harmed.

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

        The rapid changes and complexity of our operations has placed, and will continue to place, significant demands on our management, operations systems, accounting systems, internal control systems and financial resources. As part of our strategy, we have pursued, and may continue to pursue, growth through acquisitions, joint ventures and similar strategic partnerships.

        These transactions involve numerous risks, some of which we have experienced in the past, such as:

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

        To the extent we complete a strategic transaction, we may be unable to realize the anticipated benefits from it because of operational factors or difficulties in integrating the following or other aspects of acquisitions with our existing businesses:

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

        Like many insurance companies, we transfer exposure to certain risks to others through reinsurance arrangements. Under these arrangements, the reinsurers assume a portion of the premium on the reinsured business and are responsible for a portion of the losses and expenses on that business. At December 31, 2012, we had $665 million recoverable from reinsurers. When we obtain reinsurance, we are still liable for those transferred risks if the reinsurer cannot meet its obligations. From time to time, we may have disputes with our reinsurers concerning, among other things, our compliance with the relevant reinsurance treaty or our administration of the underlying block of business. If these disputes are resolved unfavorably to us, it could have a material adverse effect on the overall profitability of our Traditional business. In addition, the inability or failure of our reinsurers to meet their financial obligations may require us to increase liabilities, thereby reducing our net income and overall profitability.

Our reliance upon third party administrators and other outsourcing arrangements may disrupt or adversely affect our operations.

        We depend, and may in the future increase our dependence, on independent third parties for significant portions of our data center operations, data network, voice communication services and pharmacy benefit administration, data processing and payment and other systems-related support, equipment, facilities and data. This dependence makes our operations vulnerable to the third parties' failure to perform adequately under the contract, due to internal or external factors. In the future, this dependence may increase as we may outsource additional areas of our business operations to additional vendors. If our relationships with our outsourcing partners are significantly disrupted for any reason, we may not be able to find an alternative partner in a timely manner or on acceptable financial terms. As a result, we may not be able to meet the demands of our customers and, in turn, our business, cash flows, financial condition and results of operations may be harmed.

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

        We distribute our products principally through career agents and independent agents who we recruit and train to market and sell our products. We also engage managing general agents from time to time to recruit agents and develop networks of agents in various states. Strong competition exists for sales agents. We compete with other insurance companies for productive agents, primarily on the basis of our financial position, support services, compensation and product features. It can be difficult to successfully compete for productive agents with larger insurance companies that have higher financial strength ratings than we do. In addition, our ability to attract, motivate and retain agents may be negatively impacted by the CMS sanction which prevented our agents from marketing to and enrolling new Medicare Advantage members during a significant portion of the 2011 selling season and by our decision to discontinue marketing new Traditional business. Our business and ability to compete will suffer if we are unable to recruit and retain insurance agents or if we lose the services provided by our managing general agents.

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

        The fair value of these assets and the investment income from these assets generally fluctuate depending on general economic and market conditions and these variations have been exacerbated in recent years by the ongoing adverse economic conditions. The fair value of our investments in fixed income securities generally increases or decreases in an inverse relationship with fluctuations in interest rates, while net investment income realized by us from future investments in fixed income securities will generally increase or decrease in a direct relationship with fluctuations in interest rates; in addition, these values and prospective income have been adversely affected by general economic conditions. Moreover, actual net investment income or cash flows from investments that carry prepayment risk, such as mortgage-backed and other asset-backed securities, may differ from those anticipated at the time of investment or at various financial statement dates as a result of interest rate fluctuations, general economic conditions and other factors.

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

        Due to our past acquisitions, goodwill and other intangible assets represent a significant portion of our total assets. As of December 31, 2012, we had goodwill and other intangible assets of approximately $281 million, or approximately 11% of our total assets as of such date, including approximately $165 million of goodwill relating to APS Healthcare. In accordance with applicable accounting standards, we perform periodic assessments of our goodwill and other intangible assets to determine whether all or a portion of their carrying values may no longer be recoverable, in which case a charge to earnings may be necessary. This impairment testing requires us to make assumptions and judgments regarding the estimated fair value of our reporting units. Fair value is calculated using a blend of a projected income and market value approach. Estimated fair values developed based on our assumptions and judgments might be significantly different if other assumptions and estimates were to be used. Failure to successfully retain our contract with the Puerto Rico Medicaid agency or other contracts, or to replace them with new contracts, could have a material adverse effect on our results of operations and require us to record an impairment charge. Any future evaluations requiring an asset impairment of our goodwill and other intangible assets could materially affect our results of operations and stockholders' equity in the period in which the impairment occurs.

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

  •
  changes in the laws and regulations affecting our business;

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

        Certain significant shareholders collectively own more than 50% of our outstanding common stock, which are not subject to lock-ups. In addition, certain of these shareholders have held their shares for many years and may be required to sell or distribute their shares pursuant to their fund documents or may desire to sell or distribute their shares and realize a profit on their investment. In the future, we may file a shelf registration statement on behalf of such significant shareholders. If any of these significant shareholders sells or distributes substantial amounts of our common stock, or if it is perceived that such sales or distributions could occur, the market price of our common stock could decline.

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

        Some of our directors and executive officers have and may continue to have significant equity ownership in our company, employment, indemnification and severance benefit arrangements, potential rights to other benefits on a change in control and rights to ongoing indemnification and insurance that result in their having interests that may differ from the interests of our shareholders generally. The receipt of compensation or other benefits by our directors or executive officers in connection with any acquisition or disposition may make it more difficult to retain their services after the acquisition or disposition, or require the combined company to expend additional sums to continue to retain their services. Further, the current concentration of equity ownership may discourage acquisition transactions.

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

ITEM 2—PROPERTIES

        Our executive offices are located in White Plains, New York, with regional offices for various administrative and operations staff in Lake Mary, Florida, Houston, Texas, Brookfield, Wisconsin, Columbia, Maryland, Mechanicsburg, Pennsylvania and Hato Rey, Puerto Rico. Our Medicare Advantage operations occupy office space in Houston, Texas, Dallas, Texas, and Oklahoma City, Oklahoma. In addition, we maintain other smaller, local offices to support Medicaid contracts, as well as a number of mental health clinics under our Medicaid contracts in Hawaii and Puerto Rico. We lease a total of approximately 592,000 square feet of office space. Management considers its office facilities suitable and adequate for the current level of operations. Additional information regarding our lease obligations is included in Note 24—Commitments and Contingencies in the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.

ITEM 3—LEGAL PROCEEDINGS

        For information relating to litigation affecting us, please see Note 24—Commitments and Contingencies in the Notes to Consolidated Financial Statements of this Annual Report, which is incorporated into this Part I—Item 3—Legal Proceedings by reference.

ITEM 4—MINE SAFETY DISCLOSURES

        N/A

PART II

ITEM 5—MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

        On May 2, 2011, after consummation of the Part D Transaction, common shares of Universal American began trading on the New York Stock Exchange, or the NYSE, under the ticker symbol "UAM." Prior to May 2, 2011, common shares of Old Universal American traded on the NYSE under the same ticker symbol. The following table sets forth the high and low closing sales prices for Universal American common stock on the NYSE National Market, as reported by the NYSE for the periods indicated.

	Common Stock
			Cash Dividends Declared
	High	Low
2013
First Quarter (through February 28, 2013)	$9.83	$8.34	$—
2012
Fourth Quarter	$9.78	$7.80	$1.00
Third Quarter	$10.64	$8.79	$—
Second Quarter	$10.86	$9.18	$—
First Quarter	$13.54	$10.03	$—

        The closing sale price of our common stock on February 28, 2013, as reported by the NYSE, was $8.34 per share.

Shareholders

        As of the close of business on February 28, 2013, there were approximately 940 registered holders of record of our voting common stock and one holder of record for our nonvoting common stock.

Dividends

        On November 1, 2012, our Board of Directors approved the payment of a special cash dividend of $1.00 per share to each holder of the Company's outstanding common stock. This special cash dividend was paid on November 19, 2012 to the stockholders of record as of the close of business on November 12, 2012. The cumulative dividend payment was $88.2 million.

        A portion of this special cash dividend is a return of capital for Federal tax purposes and is not currently taxable. The return of capital portion reduces the holder's basis in their Universal American Corp. common stock. The breakdown is as follows:

Return of capital	23.36%
Qualified dividend	76.64%

100.00%

        On July 28, 2010, our Board of Directors approved the payment of a special cash dividend of $2.00 per share to each holder of the Company's outstanding common stock and Series A Preferred Stock. This special cash dividend was paid on August 19, 2010 to the stockholders of record as of the close of business on August 5, 2010. The cumulative dividend payment was $156.0 million. This special cash dividend was 100% qualified and was currently taxable when awarded.

Stock Performance Graph

        The following graph compares the cumulative total shareholder return on our common stock with the cumulative total return of the New York Stock Exchange Composite Index and the Morgan Stanley Healthcare Payer Index, our peer group. The graph assumes an investment of $100 in each of our common stock, the NYSE Composite group, and the peer group on May 2, 2011, the first day of trading for Universal American. The graph assumes that the value of the investment in our common stock and in the above referenced indices was $100 at May 2, 2011 and that all dividends were reinvested. The price of our common stock on May 2, 2011, on which the graph is based, was $9.33. The shareholder return shown on the following graph is not necessarily indicative of future performance.

Comparison of Cumulative Total Return Among
Universal American Corp. Common Stock,
New York Stock Exchange Composite Index and
Morgan Stanley Healthcare Payer Index (Peer Group)
May 2, 2011 through December 31, 2012

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

ITEM 6—SELECTED FINANCIAL DATA

        The table below provides selected financial data and other operating information as of and for the five fiscal years ended December 31, 2012. We derived the selected financial data presented below for the three fiscal years ended December 31, 2012 from our audited financial statements. In connection with the Part D Transaction, the Medicare Part D Business of Old Universal American was reclassified to discontinued operations in our consolidated financial statements as well as for all periods in the selected financial data stated below—see Note 1—Organization and Company Background and Note 23—Discontinued Operations in the Notes to consolidated financial statements. In addition, we adjusted our consolidated financial statements and the financial data presented below for 2008 to 2011 for the items discussed in footnote 1 below—see Note 2—Basis of Presentation—Adjustments to Financial Statements in the Notes to consolidated financial statements. We have prepared the following data, other than statutory data, in conformity with U.S. generally accepted accounting principles. You should read this selected financial data together with our Consolidated Financial Statements and the Notes to consolidated financial statements as well as the discussion under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations."

	For the Year Ended December 31,
	2012	2011(1)	2010(1)	2009(1)	2008(1)
				(unaudited)	(unaudited)
	(in thousands, except per share data)
Income Statement Data:
Net premium and policyholder fees earned	$1,989,813	$2,221,369	$3,444,193	$2,937,991	$2,798,327
Net investment income	42,397	47,425	39,886	46,970	80,217
Fee and other income	128,683	15,810	10,748	20,296	17,053
Net realized gain (loss) on investments	16,604	841	6,575	(24,988)	(59,681)

Total revenues	2,177,497	2,285,445	3,501,402	2,980,269	2,835,916
Total benefits, claims and expenses	2,089,641	2,275,571	3,375,094	2,920,879	2,779,305

Income from continuing operations before equity in losses of unconsolidated subsidiaries	87,856	9,874	126,308	59,390	56,611
Equity in losses of unconsolidated subsidiaries	(10,222)	—	—	—	—

Income from continuing operations before taxes	77,634	9,874	126,308	59,390	56,611
Provision for income taxes	24,601	7,167	38,665	19,520	22,220

Income from continuing operations	53,033	2,707	87,643	39,870	34,391

Discontinued operations:
(Loss) income from discontinued operations, net of taxes	—	(40,238)	104,240	112,138	64,611
Expenses of transactions, net of income taxes	—	(10,670)	(2,622)	—	—

(Loss) income from discontinued operations	—	(50,908)	101,618	112,138	64,611

Net income (loss)	$53,033	$(48,201)	$189,261	$152,008	$99,002

	For the Year Ended December 31,
	2012	2011(1)	2010(1)	2009(1)	2008(1)
				(unaudited)	(unaudited)
	(in thousands, except per share data)
Earnings per common share:
Basic:
Continuing operations	$0.61	$0.03	$1.12	$0.49	$0.39
Discontinued operations	—	(0.64)	1.30	1.38	0.74

Net income (loss)	$0.61	$(0.61)	$2.42	$1.87	$1.13

Diluted:
Continuing operations	$0.61	$0.03	$1.11	$0.49	$0.39
Discontinued operations	—	(0.63)	1.29	1.38	0.74

Net income (loss)	$0.61	$(0.60)	$2.40	$1.87	$1.13

Cash dividends per common share	$1.00	$—	$2.00	$—	$—

	As of December 31,
	2012	2011(1)	2010(1)	2009(1)	2008(1)
			(unaudited)	(unaudited)	(unaudited)
	(in thousands, except per share data)
Balance Sheet Data:
Total cash and investments	$1,294,571	$1,288,048	$1,423,131	$1,288,323	$1,557,618
Total assets	2,531,299	2,357,816	3,628,185	3,819,426	3,839,017
Policyholder related liabilities	1,153,773	1,178,097	1,321,206	1,325,082	1,378,949
Stockholders' equity	1,012,497	940,363	1,465,997	1,411,185	1,266,101
Book value per share:
Basic	$11.47	$11.54	$18.35	$17.95	$14.99
Data Reported to Regulators(2):
Statutory capital and surplus	$564,380	$607,972	$887,740	$801,953	$611,497
Asset valuation reserve	2,967	1,384	744	247	590

Adjusted capital and surplus	$567,347	$609,356	$888,484	$802,200	$612,087

(1)
The financial data for 2008 to 2011 has been adjusted for the following items:

•
Change in accounting principle—the retrospective adoption of ASU 2010-26, Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts. (see Note 4—Recently Issued and Pending Accounting Pronouncements for additional detail);

•
Correction—to correct the accounting related to our recording of certain reserves and deferred acquisition costs in our Traditional Insurance segment along with the related deferred income tax impact; and

•
Other—in connection with the restatement, to record adjustments in their proper period for items that are not considered material but were previously corrected out-of-period.

For additional information see Note 2—Basis of Presentation—Adjustments to Financial Statements in the Notes to consolidated financial statements.

The effects of the above adjustments on our financial data for 2009 and 2008 are as follows:

2009—Net income from continuing operations for the year ended December 31, 2009 decreased by $1.0 million, or $0.01 per diluted share; including an increase of $4.6 million related to the implementation of ASU 2010-26 and a decrease of $5.6 million related to other adjustments. Net income from discontinued operations increased by $12.7 million from other adjustments. Stockholders' equity at December 31, 2009 decreased by $38.3 million, with decreases of $34.0 million related to the implementation of ASU 2010-26 and $11.4 million related to the correction and an increase of $7.1 million related to other adjustments.

  2008—Net income from continuing operations for the year ended December 31, 2008 increased by $3.9 million, or $0.04 per diluted share; including an increase of $4.0 million related to the implementation of ASU 2010-26 and a decrease of $0.1 million related to the correction. There was no impact to net income from discontinued operations. Stockholders' equity at December 31, 2008 decreased by $50.0 million, with decreases of $38.6 million related to the implementation of ASU 2010-26 and $11.4 million related to the correction.

(2)
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

ITEM 7—MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

        The following discussion and analysis presents a review of our financial condition as of December 31, 2012 and our results of operations for the years ended December 31, 2012, 2011 and 2010. As used in this report, except as otherwise indicated, references to the "Company, "we," "our," and "us" are to (i) Universal American Corp., a Delaware corporation (formerly known as Universal American Spin Corp., "Universal American") and its subsidiaries following the closing of the Part D Transaction on April 29, 2011 and (ii) Universal American Corp, a New York corporation (now known as Caremark Ulysses Holding Corp., "Old Universal American") and its subsidiaries prior to the closing of the Part D Transaction on April 29, 2011.

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

Overview

        Through our health insurance, and managed care subsidiaries, we primarily serve the growing Medicare population by providing Medicare Advantage and Medicare Supplement insurance products. In addition, with the acquisition of APS Healthcare, we now provide a variety of healthcare services, including case management and care coordination, clinical quality and utilization review and behavioral health services to Medicaid agencies and other third parties. Approximately 25% of the over 65 year old population in the United States is currently enrolled in Medicare Advantage plans. In addition, we believe there is an opportunity to address the high cost of healthcare for the remaining 75% of the Medicare population enrolled in traditional fee-for-service Medicare and have joined with primary-care provider groups, hospitals, integrated delivery systems, and a variety of other health care providers to form thirty-one Accountable Care Organizations, or ACOs, pursuant to the Medicare Shared Saving Program, or Shared Savings Program All payers of healthcare costs, from the Federal and state governments to corporations and individuals, are incurring rising healthcare costs and we believe we can apply our capabilities and experience in controlling these costs while improving health outcomes.

        On March 2, 2012, we acquired APS Healthcare, Inc., known as APS Healthcare, for $222.3 million. APS Healthcare provides specialty healthcare solutions primarily to Medicaid agencies. APS Healthcare offers a broad range of healthcare solutions, including case management and care coordination, clinical quality and utilization review, and behavioral health services that enable its customers to improve the quality of care and reduce healthcare costs. We are now actively pursuing opportunities in the growing Medicaid market, including dual eligibles and people who need long-term care.

Our Strategy

        The principal components of our business strategy are to:

  •
  Employ our medical management capabilities to improve the health and well-being of those we serve and reduce healthcare costs.

  •
  Work in collaboration with healthcare providers to help them assume and manage risk, in order to achieve measurably better quality and lower cost.

  •
  Engage the people we serve to help them make smart and economic choices about their healthcare.

  •
  Continue to build our Medicare Advantage business and expand our Healthy Collaboration® model.

  •
  Expand our relationships with health care providers both within and outside our Medicare Advantage footprint to further develop existing and additional ACOs.

  •
  Acquire and develop additional capabilities to participate in the growing Medicaid market, especially the dual eligible and long-term care sectors.

Emerging Opportunities in Healthcare

  Senior Market Opportunity—Medicare

        We believe that attractive growth opportunities exist in providing products, particularly health insurance, to the growing senior market. At present, approximately 51 million Americans are eligible for Medicare, the Federal program that offers basic hospital and medical insurance to people over 65 years old and some disabled people under the age of 65. According to the U.S. Census Bureau, more than 2 million Americans turn 65 in the United States each year, and this number is expected to grow as the so-called baby boomers continue to turn 65. In addition, many large employers that traditionally provided medical and prescription drug coverage to their retirees have begun to curtail these benefits. Finally, the passage of the Medicare Prescription Drug, Improvement and Modernization Act of 2003, known as the MMA, increased the healthcare options available to Medicare beneficiaries through the expansion of Medicare managed care plans through the Medicare Advantage program. We intend to continue to build our Medicare Advantage business and expand our Healthy Collaboration® model.

  Medicare Accountable Care Organizations

        In March 2010, President Obama signed into law The Patient Protection and Affordable Care Act and The Healthcare and Education Reconciliation Act of 2010, which we collectively refer to as the Affordable Care Act. The Affordable Care Act established Accountable Care Organizations as a tool to improve quality and lower costs through increased care coordination in the Medicare Fee-for-Service program, which covers approximately 75% of the Medicare recipients, approximately 36 million eligible Medicare beneficiaries. In January 2012, one of our subsidiaries participated in the filing of multiple applications to participate in the ACO program, including one covering our Southeast Texas physicians and other markets outside our existing Medicare Advantage footprint.

        CMS established the Shared Savings Program to facilitate coordination and cooperation among providers to improve the quality of care for Medicare Fee-For-Service (FFS) beneficiaries and reduce unnecessary costs. Eligible providers, hospitals, and suppliers may participate in the Shared Savings Program by creating or participating in an Accountable Care Organization (ACO).

        The Shared Savings Program is designed to improve beneficiary outcomes and increase value of care by (1) promoting accountability for the care of Medicare FFS beneficiaries; (2) requiring coordinated care for all services provided under Medicare FFS; and (3) encouraging investment in infrastructure and redesigned care processes. The Shared Savings Program will reward ACOs that lower their growth in health care costs while meeting performance standards on quality of care and putting patients first. Under the final MSSP rules, Medicare will continue to pay individual providers and suppliers for specific items and services as it currently does under the FFS payment methodologies. The Shared Savings Program rules require CMS to develop a benchmark for savings to be achieved by each ACO if the ACO is to receive shared savings or for ACOs that have elected to accept responsibility for losses. An ACO that meets the program's quality performance standards will be eligible to receive a share of the savings to the extent its assigned beneficiary medical expenditures are below its own medical expenditure benchmark provided by CMS.

        We have partnered with primary-care provider groups, hospitals, integrated delivery systems, and a variety of other health care providers to form 31 ACOs which have been approved by the CMS for participation in the Shared Savings Program. We estimate that these 31 ACOs currently include approximately 3,000 participating providers with approximately 324,000 assigned Medicare fee-for-service beneficiaries covering portions of thirteen States both within and outside our current Medicare Advantage footprint, including Southeast Texas and upstate New York. We will provide these ACOs with care coordination, analytics and reporting, technology and other administrative capabilities to enable participating providers to deliver better care, improved health and lower healthcare costs for their Medicare fee-for-service beneficiaries.

  Medicaid Program and Dual Eligibles

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

        A portion of Medicaid beneficiaries are dual eligibles, low-income seniors and people with disabilities who are enrolled in both Medicaid and Medicare. Based on CMS and Kaiser Family Foundation data, we estimate there are approximately 9 million dual eligible enrollees with annual spending of approximately $320 billion. Only a small portion of the total spending on dual eligibles is administered by managed care organizations. Dual eligibles tend to consume more healthcare services due to their tendency to have more chronic health issues. We believe this represents a significant opportunity for companies like ours that have the capabilities to effectively manage this difficult population.

Healthy Collaboration® Strategy

        Our Healthy Collaboration® strategy sets out a model of improving the quality of care to our members on a cost-efficient basis through an active partnership with our providers. We believe we can improve medical outcomes through a series of collaborative initiatives with our health care providers including clinically sound benefit design (where applicable), medical management, care coordination, population health management , long term supportive services and integrated care management systems. Our goal is to create mutually beneficial and interdependent collaborative arrangements with our providers. We believe provider compensation arrangements should not only help providers to be paid for complex care coordination, but also help align their interests with our objective of improving clinical outcomes and controlling unnecessary cost.

        We provide medical management services, information and analysis, and other support services to enable our health care partners to serve their patients better. We rely heavily on the strong physician leadership of each network to help us achieve the clinical goals that support the mission of the organization.

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

        In June 2012, the United States Supreme Court upheld the constitutionality of the Affordable Care Act, with one limited exception relating to its Medicaid expansion provision. The Supreme Court held that States could not be required to expand Medicaid or risk the loss of federal funding for existing Medicaid programs. Beginning in January 2014, Medicaid coverage will be expanded to all individuals under age 65 with incomes up to 133% of the federal poverty level, subject to the States' elections. The federal government will pay the entire costs for Medicaid coverage for newly eligible beneficiaries for three years, from 2014 through 2016. The federal share declines to 95% in 2017, 94% in 2018, 93% in 2019, and 90% in 2020 and subsequent years.

Special Dividend

        On November 1, 2012, our Board of Directors approved the payment of a special cash dividend of $1.00 per share to each holder of our outstanding common stock. This special cash dividend was paid on November 19, 2012 to shareholders of record as of November 12, 2012. The cumulative dividend payment was $88.2 million. In addition, pursuant to the terms of our 2011 Omnibus Equity Award Plan, the exercise price on outstanding stock options was reduced by the amount of the dividend, $1.00 per share. We also established a liability for the dividends related to unvested restricted stock, which will be paid out as the restricted stock vests. For further discussion, see Note 22, Other Operational Disclosures—Special Dividends in the Notes to consolidated financial statements.

        A portion of this special cash dividend is a return of capital for Federal tax purposes and is not currently taxable. The return of capital portion reduces the holder's basis in their Universal American Corp. common stock. The breakdown is as follows:

Return of capital	23.36%
Qualified dividend	76.64%

100.00%

Membership

        The following table presents our membership in Medicare Advantage products as of December 31:

Membership	2012	2011
	(in thousands)
HMO	56.0	59.5
PPO	16.7	19.8
Network PFFS	43.1	52.3
Non-network PFFS (Rural)	18.4	28.9

Total Membership	134.2	160.5

        Medicare Advantage membership decreased 26,300 compared to December 31, 2011 principally as a result of service area reductions and our decision to focus our efforts in core markets.

Segment Overview

        Our business segments are based on product offerings and consist of

  •
  Senior Managed Care—Medicare Advantage, and

  •
  Traditional Insurance.

        Our remaining segment, Corporate & Other, includes the activities of our holding company, along with our remaining senior administrative services operations, start-up and operating costs associated with our ACOs and the operations of APS Healthcare since its acquisition on March 2, 2012. See Note 25—Business Segment Information in the Notes to consolidated financial statements for a description of our segments.

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

Results of Operations—Consolidated Overview

        The following table reflects income from each of our segments and contains a reconciliation to reported net income (loss):

	For the year ended December 31,
	2012	2011(1)	2010(1)
Senior Managed Care—Medicare Advantage(2)	$92,775	$72,664	$145,871
Traditional Insurance(2)	18,065	15,694	2,130
Corporate & Other(2)	(49,810)	(79,325)	(28,268)
Net realized gains on investments(2)	16,604	841	6,575

Income before provision for income taxes(2)	77,634	9,874	126,308
Provision for income taxes	24,601	7,167	38,665

Income from continuing operations	53,033	2,707	87,643
(Loss) income from discontinued operations(3)	—	(50,908)	101,618

Net income (loss)	$53,033	$(48,201)	$189,261

Earnings (loss) per common share (diluted):
Continuing operations	$0.61	$0.03	$1.11
Discontinued operations	—	(0.63)	1.29

Net income (loss)	$0.61	$(0.60)	$2.40

(1)
The financial data for 2010 and 2011 has been adjusted for the following items:

•
Change in accounting principle—the retrospective adoption of ASU 2010-26, Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts. (see Note 4—Recently Issued and Pending Accounting Pronouncements in the Notes to consolidated financial statements for additional detail);

•
Correction—to correct the accounting related to our recording of certain reserves and deferred acquisition costs in our Traditional Insurance segment along with the related deferred income tax impact; and

  •
  Other—in connection with the restatement, to record adjustments in their proper period for items that are not considered material but were previously corrected out-of-period.

  For additional information see Note 2—Basis of Presentation—Adjustments to Financial Statements in the Notes to consolidated financial statements.

(2)
We evaluate the results of operations of our segments based on income before realized gains and losses and income taxes. We believe that realized gains and losses are not indicative of overall operating trends. This differs from U.S. generally accepted accounting principles, which reflects the effect of realized gains and losses in the determination of net income. The schedule above reconciles our segment income to net income (loss) in accordance with U.S. generally accepted accounting principles.

(3)
Includes after-tax transaction costs of $10.7 million or $0.13 per diluted share and $2.6 million or $0.03 per diluted share in 2011 and 2010, respectively. (See Note 23—Discontinued Operations in the Notes to consolidated financial statements).

  Years ended December 31, 2012 and 2011

        Income from continuing operations for the year ended December 31, 2012 was $53.0 million, or $0.61 per diluted share, compared to $2.7 million, or $0.03 per diluted share for the year ended December 31, 2011. These amounts include realized investment gains, net of taxes, of $10.8 million, or $0.12 per diluted share and $0.5 million, or $0.01 per diluted share in 2012 and 2011, respectively.

        Our Senior Managed Care—Medicare Advantage segment generated income before income taxes of $92.8 million for the year ended December 31, 2012, an increase of $20.1 million compared to the year ended December 31, 2011. The increase in earnings was driven by the medical benefit ratio improving to 80.6% for the full year 2012 compared to 82.0% for 2011 and a decrease in our administrative expense ratio from 15.5% in 2011 to 15.0% in 2012. This was partially offset by lower membership in all products resulting in an expected 22% decrease in member months for the full year 2012 compared to 2011. For the year ended December 31, 2012, there was $27.4 million of net favorable prior year development compared to $22.8 million for the year ended December 31, 2011. The current year also included $7.9 million of investment in STARs rating improvement programs.

        Our Traditional Insurance segment generated income before taxes of $18.1 million for 2012; an increase of $2.4 million compared to 2011. The increase in earnings is driven by an improvement in the underwriting performance of the Medicare Supplement business and a reduction in commissions and general expenses, which was partially offset by the continued decline of our insurance-in-force, particularly in the Senior Market and Specialty Health lines.

        The loss before income taxes from our Corporate & Other segment decreased by $29.5 million for the year ended December 31, 2012 compared to 2011. This was primarily due to 2011 charges of $22.0 million for restructuring costs, $15.6 million related to impairment of an intangible asset related to our Career distribution channels that were closed in the fourth quarter of 2011 and an $8.6 million charge to stock-based compensation expense related to accelerated vesting of equity awards in connection with the Part D Transaction, partially offset by $21.7 million of start-up and operating costs relating to the development of our ACO business and higher debt service costs incurred in 2012.

        Our effective tax rate on continuing operations was 31.7% for 2012, compared with 72.6% for 2011. The effective tax rate in 2012 was favorably impacted by the recognition of certain state tax benefits, partially offset by the limitation on the deductibility of executive compensation for health insurers enacted in the Affordable Care Act. The high effective tax rate in 2011 was driven by our low pre-tax income that magnified the effective rate impact of revenue based state taxes on lines of business for which revenues were relatively constant year-over-year and permanent non-deductible items. Excluding non-recurring tax benefits (discussed below), revenue-based state taxes and certain items that arose in connection with the 338(h)(10) election, the effective tax rate was 41.1% in 2012, compared with 44.0% in 2011, with permanent items of $1.2 million contributing 11.9% to the rate in 2011.

        Income taxes include non-recurring tax benefits (expenses) of $7.3 million and ($0.4) million for the years ended December 31, 2012 and 2011, respectively. The 2012 benefit primarily relates to acceptance of amended returns for prior years that removed certain revenues from revenue-based state taxes that resulted in a reserve release of $2.6 million and the recording of a receivable of $3.6 million. In addition, the 2012 benefit includes a $1.2 million reserve release related to items on which the statute of limitations has expired. 2011 includes $0.9 million of state tax refunds, partially offset by the write-off of a $1.3 million deferred tax asset for net operating loss carryforwards that were terminated by the Section 338(h)(10) election.

        Discontinued operations include the results of operations related to our Medicare Part D business and related corporate items that were transferred to CVS Caremark in connection with the closing of the Part D Transaction on April 29, 2011. See Note 1—Organization and Company Background and 23—Discontinued Operations in the Notes to consolidated financial statements for further information. We had a loss from discontinued operations of $50.9 million or $0.63 per diluted share for the year ended December 31, 2011, which represented the four months of operations prior to closing of the Part D Transaction as well as $10.7 million after-tax of transaction expenses. The benefits design of the Part D business results in significant seasonality in financial results, resulting in losses in the early part of the year, followed by profits in the latter part of the year.

  Years ended December 31, 2011 and 2010

        Income from continuing operations for the year ended December 31, 2011 was $2.7 million, or $0.03 per diluted share, compared to $87.6 million, or $1.11 per diluted share for the year ended December 31, 2010. These amounts include realized investment gains, net of taxes, of $0.5 million, or $0.01 per diluted share and $4.3 million, or $0.05 per diluted share in 2011 and 2010, respectively.

        Our Senior Managed Care—Medicare Advantage segment generated income before income taxes of $72.7 million for the year ended December 31, 2011, a decrease of $73.2 million compared to the year ended December 31, 2010. The decrease in earnings was driven by lower membership in all products resulting in an expected 41% decrease in member months for the full year 2011 compared to 2010 as a result of our service area reduction due to MIPAA legislation and a resulting increase in our administrative expense ratio from 12.4% in 2010 to 15.5% in 2011. This decrease was partially offset by the medical benefit ratio improving to 82.0% for the full year 2011 compared to 83.7% for 2010. For the year ended December 31, 2011, there was $22.8 million of net favorable prior year development compared to $38.2 million for the year ended December 31, 2010.

        Our Traditional Insurance segment generated income before taxes of $15.7 million for 2011, an increase of $13.6 million compared to 2010. The increase in earnings is driven by increased net investment income, primarily due to a change in the mix of assets caused by the sale of our Part D business and investing of our cash and cash equivalents into higher yielding fixed maturity securities, as well as a decrease in net amortization of deferred acquisition costs and general expenses. This improvement was partially offset by the continued decline of our insurance-in-force, particularly in the Senior Market and Specialty Health lines.

        The loss before income taxes from our Corporate & Other segment increased by $51.1 million for the year ended December 31, 2011 compared to 2010. This was primarily due to charges in 2011 for restructuring costs of $22.0 million, $15.6 million related to impairment of an intangible asset related to our Career distribution channels that were closed in the fourth quarter of 2011 and an $8.6 million charge to stock-based compensation expense related to accelerated vesting of equity awards in connection with the Part D Transaction.

        Our effective tax rate on continuing operations was 72.6% for 2011, compared with 30.6% for 2010. The high effective tax rate in 2011 was driven by our low pre-tax income that magnified the effective rate impact of revenue based state taxes on lines of business for which revenues were relatively constant year-over-year and permanent non-deductible items. Excluding non-recurring tax benefits (discussed below), revenue-based state taxes and certain items that arose in connection with the 338(h)(10) election, the effective tax rate was 44.0% in 2011 compared with 35.9% in 2010, with permanent items of $1.2 million contributing 11.9% to the rate in 2011.

        Income taxes include non-recurring tax (expenses) benefits of ($0.4) million and $9.4 million for the years ended December 31, 2011 and 2010, respectively. 2011 includes $0.9 million of state tax refunds, partially offset by the write-off of a $1.3 million deferred tax asset for net operating loss carryforwards that were terminated by the Section 338(h)(10) election. The 2010 benefit was primarily related to the release of a deferred tax liability associated with the Phase III tax on policyholder surplus and $2.1 million related to the sale of our previously owned administrative services company, CHCS.

        Discontinued operations include the results of operations related to our Medicare Part D business and related corporate items that were transferred to CVS Caremark in connection with the closing of the Part D Transaction on April 29, 2011. See Note 1—Organization and Company Background and 23—Discontinued Operations in the Notes to consolidated financial statements for further information. We had a loss from discontinued operations of $50.9 million or $0.63 per diluted share for the year ended December 31, 2011, compared to income from discontinued operations of $101.6 million or $1.29 per diluted share. 2011 includes the four months of operations prior to closing as well as $10.7 million after-tax of transaction expenses compared to a full year of operations and $2.6 million after-tax of transaction expenses in 2010. The benefits design of the Part D business results in significant seasonality in financial results, resulting in losses in the early part of the year, followed by profits in the latter part of the year.

Segment Results—Senior Managed Care—Medicare Advantage

	For the year ended December 31,
	2012	2011	2010
	(in thousands)
Net premiums	$1,619,336	$1,960,201	$3,155,805
Net investment and other income	23,414	28,167	26,630

Total revenue	1,642,750	1,988,368	3,182,435

Medical expenses	1,304,747	1,608,320	2,641,786
Amortization of intangible assets	3,128	3,994	4,294
Commissions and general expenses	242,100	303,390	390,484

Total benefits, claims and other deductions	1,549,975	1,915,704	3,036,564

Segment income before income taxes	$92,775	$72,664	$145,871

        Our Senior Managed Care—Medicare Advantage segment includes the operations of our Medicare coordinated care HMO, PPO, network-based PFFS and non-network (Rural) PFFS Plans (collectively, the "Plans"), which provides coverage to Medicare beneficiaries in 36 states. Our HMOs offer coverage to Medicare beneficiaries primarily in Southeastern Texas, the area surrounding Dallas/Ft. Worth, 9 counties in Oklahoma and 3 counties in Indiana.

  Years ended December 31, 2012 and 2011

        Our Senior Managed Care—Medicare Advantage segment generated income before income taxes of $92.8 million for the year ended December 31, 2012, an increase of $20.1 million compared to the year ended December 31, 2011. The increase in earnings was driven by the medical benefit ratio improving to 80.6% for the full year 2012 compared to 82.0% for 2011 and a decrease in our administrative expense ratio from 15.5% in 2011 to 15.0% in 2012. This was partially offset by lower membership in all products resulting in an expected 22% decrease in member months for the full year 2012 compared to 2011. For the year ended December 31, 2012, there was $27.4 million of net favorable prior year development compared to $22.8 million for the year ended December 31, 2011. The current year also included $7.9 million of investment in STARs rating improvement programs.

        Net premiums.    Net premiums for the Senior Managed Care—Medicare Advantage segment decreased by $340.9 million compared to the year ended December 31, 2011, primarily due to the decline in membership.

        Net investment and other income.    Net investment and other income decreased $4.8 million primarily due to the maturity of higher yielding assets with the proceeds being reinvested in lower yielding securities in this low interest rate environment.

        Medical expenses.    Medical expenses decreased by $303.6 million compared to the year ended December 31, 2011, as a result of the decrease in member months from 2011 and an improvement in the medical expense levels for retained members. The medical expense ratio improved to 80.6% for the year ended December 31, 2012 from 82.0% for the year ended December 31, 2011. Adjusting for the prior year items discussed above, our medical expense ratio was 81.9% for 2012.

        Commissions and general expenses.    Commissions and general expenses for the year ended December 31, 2012 decreased $61.3 million compared to the year ended December 31, 2011, primarily as the result of the decreased level of membership. Our administrative expense ratio decreased to 15.0% for the year ended December 31, 2012 from 15.5% in 2011 primarily as a result of our cost reduction efforts partially offset by our investment in STARs related programs.

  Years ended December 31, 2011 and 2010

        Our Senior Managed Care—Medicare Advantage segment generated income before income taxes of $72.7 million for the year ended December 31, 2011, a decrease of $73.2 million compared to the year ended December 31, 2010. The decrease in earnings was driven by lower membership in all products resulting in an expected 41% decrease in member months for the full year 2011 compared to 2010 as a result of our service area reduction due to MIPAA legislation and a resulting increase in our administrative expense ratio from 12.4% in 2010 to 15.5% in 2011. This decrease was partially offset by the medical benefit ratio improving to 82.0% for the full year 2011 compared to 83.7% for 2010. For the year ended December 31, 2011, there was $22.8 million of net favorable prior year development compared to $38.2 million for the year ended December 31, 2010.

        Net premiums.    Net premiums for the Senior Managed Care—Medicare Advantage segment decreased by $1,195.6 million compared to the year ended December 31, 2010, primarily due to the decreased membership, resulting in lower member months in all plans.

        Medical expenses.    Medical expenses decreased by $1,033.5 million compared to the year ended December 31, 2010, as a result of the lower level of net premiums resulting from the decrease in member months over 2010 and the improved medical expense ratio for the year. The medical expense ratio improved to 82.0% for the year ended December 31, 2011 from 83.7% for the year ended December 31, 2010.

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

Segment Results—Traditional Insurance

	For the year ended December 31,
	2012	2011	2010
	(in thousands)
Net premiums	$241,904	$260,875	$288,297
Net investment income	18,904	21,031	14,891
Other income	2,059	1,907	3,880

Total revenue	262,867	283,813	307,068

Policyholder benefits	186,246	198,955	221,195
Change in deferred acquisition costs	5,418	4,287	5,183
Amortization of intangible assets	478	419	2,729
Commissions and general expenses, net of allowances	52,660	64,458	75,831

Total benefits, claims and other deductions	244,802	268,119	304,938

Segment income before income taxes	$18,065	$15,694	$2,130

        Our Traditional Insurance segment consists of three major lines of business. Senior Market includes Medicare supplement, senior dental and hospital indemnity products. Specialty Health includes disability, specified disease, hospital, surgical and long-term care products. Life Insurance and Annuities includes whole life, universal life and annuity products. We discontinued marketing and selling Traditional insurance products after June 1, 2012.

  Years ended December 31, 2012 and 2011

        Our Traditional Insurance segment generated income before taxes of $18.1 million for 2012, an increase of $2.4 million compared to 2011. The increase in earnings is driven by an improvement in the underwriting performance of the Medicare Supplement business and a reduction in commissions and general expenses, which was partially offset by the continued decline of our insurance-in-force, particularly in the Senior Market and Specialty Health lines.

        Net premiums.    Net premium declined by $19.0 million, or 7.3%. This is primarily the result of the continued effect of lapsation on our Medicare supplement and specialty health in-force business. The following tables detail premium for the segment by major lines of business:

	Year ended December 31,
	2012			2011
	Gross	Ceded	Net	Gross	Ceded	Net
	(in thousands)
Senior market	$227,859	$(49,375)	$178,484	$257,160	$(64,451)	$192,709
Specialty health	54,034	(6,904)	47,130	59,553	(7,848)	51,705
Life insurance and annuity	53,735	(37,445)	16,290	61,497	(45,036)	16,461

Total premium	$335,628	$(93,724)	$241,904	$378,210	$(117,335)	$260,875

        Net investment income.    Net investment income decreased by $2.1 million, primarily due to the maturity of higher yielding assets with the proceeds being reinvested in lower yielding securities in this low interest rate environment, as well as a lower invested asset base on the declining blocks of business.

        Policyholder benefits.    Policyholder benefits incurred declined by $12.7 million, or 6.4%, compared to 2011. This decline was principally due to the overall decline of insurance in-force in the Senior Market and Specialty Health lines of business and a lower medical trend on Medicare supplement, partially offset by an increase in the severity of long term care claims during 2012. For 2012, the policyholder benefit ratio for senior market health was 68.7% compared with 72.3% in 2011, and for specialty health was 116.0% in 2012, compared with 99.9% in 2011.

        Change in deferred acquisition costs.    The change in deferred acquisition costs increased $1.1 million compared to 2011. This was primarily caused by the lower capitalization in 2012 due to the decision to discontinue marketing and selling Traditional insurance products in mid-2012.

        Commissions and general expenses, net of allowances.    Commissions and general expenses, net of allowances, decreased by $11.8 million from 2011. This decrease is primarily attributed to the decision to stop marketing Traditional insurance products and lower costs required to run a smaller book of business in-force.

  Years ended December 31, 2011 and 2010

        Our Traditional Insurance segment generated income before taxes of $15.7 million for 2011, an increase of $13.6 million compared to 2010. The increase in earnings is driven by increased net investment income, primarily due to a change in the mix of assets caused by the sale of our Part D business and investing of our cash and cash equivalents into higher yielding fixed maturity securities, as well as a decrease in net amortization of deferred acquisition costs and general expenses. This improvement was partially offset by the continued decline of our insurance-in-force, particularly in the Senior Market and Specialty Health lines.

        Net premiums.    Net premium declined by $27.4 million, or 9.5%. This is primarily the result of the continued effect of lapsation on our Medicare supplement and specialty health in-force business, partially offset by the growth in our retained senior life block of business. The following tables detail premium for the segment by major lines of business:

	Year ended December 31,
	2011			2010
	Gross	Ceded	Net	Gross	Ceded	Net
	(in thousands)
Medicare supplement	$257,160	$(64,451)	$192,709	$290,691	$(70,515)	$220,176
Specialty health	59,553	(7,848)	51,705	64,620	(10,067)	54,553
Life insurance and annuity	61,497	(45,036)	16,461	70,856	(57,288)	13,568

Total premium	$378,210	$(117,335)	$260,875	$426,167	$(137,870)	$288,297

        In conjunction with the Part D Transaction in 2011, the traditional business of our former insurance company subsidiary, Pennsylvania Life Insurance Company, was reinsured by one of our subsidiaries in order to retain that business at Universal American. Under the reinsurance agreement, the net premium of Pennsylvania Life is recorded as gross premium on Universal American, resulting in a decrease in both direct and ceded premium as compared to prior periods.

        Net investment income.    Net investment income increased $6.1 million, primarily due to a change in the mix of assets caused by the sale of our Part D business and the investing of our cash and cash equivalents into higher yielding fixed maturity securities.

        Policyholder benefits.    Policyholder benefits incurred declined by $22.2 million, or 10.1%, compared to 2010. This decline was principally due to the overall decline of insurance in-force in the Senior Market and Specialty Health lines of business. For 2011, the policyholder benefit ratio for senior market health was 72.3% compared with 72.9% in 2010, and for specialty health was 99.9% in 2011, compared with 97.4% in 2010.

        Change in deferred acquisition costs.    The net change in deferred acquisition costs decreased $0.9 million compared to 2010. This was primarily caused by lower amortization in Senior Market due to better persistency in 2011 compared with 2010.

        Commissions and general expenses, net of allowances.    Commissions and general expenses, net of allowances, decreased by $11.4 million from 2010. This decrease is primarily attributed to lower costs required to run a smaller book of business in-force.

Segment Results—Corporate & Other

        The following table presents the primary components comprising the loss from the segment:

	For the year ended December 31,
	2012	2011	2010
	(in thousands)
Debt service	$7,761	$2,408	$—
Stock-based compensation expense	4,517	17,012	9,995
ACO development costs	21,654	—	—
Restructuring costs	—	22,042	—
Intangible asset impairment	—	15,622	—
Other parent company expense, net of revenue	16,561	22,062	18,987
Net (income) loss—APS Healthcare & Senior Administrative Services	(683)	179	(714)

Segment loss before income taxes	$49,810	$79,325	$28,268

        Corporate & Other includes the results of APS Healthcare since it was acquired on March 2, 2012.

  Years ended December 31, 2012 and 2011

        The loss before income taxes from our Corporate & Other segment decreased by $29.5 million for the year ended December 31, 2012 compared to 2011. This was primarily due to 2011 charges of $22.0 million for restructuring costs, $15.6 million related to impairment of an intangible asset related to our Career distribution channels that were closed in the fourth quarter of 2011 and an $8.6 million charge to stock-based compensation expense related to accelerated vesting of equity awards in connection with the Part D Transaction, partially offset by $21.7 million of start-up and operating costs relating to the development of our ACO business and higher debt service costs incurred in 2012.

        Debt service represents interest expense associated with the new credit facility entered into in connection with our acquisition of APS Healthcare on March 2, 2012 and dividends on the Mandatorily Redeemable Preferred Stock, which was issued on April 29, 2011 as well as and the amortization of capitalized loan origination fees associated with both financings.

        Stock-based compensation expense declined $12.5 million primarily as a result of $8.6 million incurred in 2011 related to the accelerated vesting of equity awards in connection with the Part D Transaction and the Medicare Advantage and Traditional segments being charged for the stock-based compensation expense of their employees for the first time in 2012, which amounted to $2.4 million.

        Restructuring costs incurred in 2011 represent charges we took in connection with several initiatives to realign our organization and consolidate certain functions to increase efficiency and responsiveness to customers and reduce costs. These charges include the write-off of $11.8 million invested in the development of a commission administration system for our Career agents, charges of $5.8 million to reduce agent balances to the amount we expect to recover, $4.2 million for severance and other benefits related to a workforce reduction plan and $0.2 million related to lease termination.

        Intangible asset impairment of $15.6 million in 2011 represents the write-off of an intangible asset related to our acquisition of a Career agency sales force. As a result of our closure of our Career Agency operations, we reviewed the recoverability of that asset and determined that its carrying value was greater than its fair value.

        Other parent company expenses, net of revenues, decreased $5.5 million as compared to 2011 primarily due to insurance recoveries in 2012 related to litigation settled in prior years and reimbursement from CVS Caremark for certain services provided under a transition services agreement in connection with the Part D Transaction, partially offset by $3.7 million of costs incurred in connection with the acquisition of APS Healthcare. 2011 included $4.8 million related to the settlement of the HHS-OIG Wisconsin investigation and $1.8 million of transaction costs incurred in connection with the APS Healthcare acquisition.

  Years ended December 31, 2011 and 2010

        The loss before income taxes from our Corporate & Other segment increased by $51.1 million for the year ended December 31, 2011 compared to 2010. This was primarily due to restructuring costs of $22.0 million, $15.6 million related to impairment of an intangible asset related to our Career distribution channels that were closed in the fourth quarter of 2011 and an $8.6 million charge to stock-based compensation expense related to accelerated vesting of equity awards in connection with the Part D Transaction.

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

        Other parent company expenses, net of revenues, increased $3.1 million as compared to 2010. This increase in expenses is driven by the Corporate segment's absorption of $7.6 million of expenses that would have been allocated to the Medicare Part D segment prior to the closing of the Part D Transaction, $4.8 million related to the settlement of the HHS-OIG Wisconsin investigation and $1.8 million of transaction costs incurred in connection with the APS Healthcare acquisition, partially offset by a $9.7 million charge in 2010 related to realignment of our distribution channels in response to the CMS sanctions restricting our ability to sell Medicare Advantage products as well as favorable expense variances primarily related to lower staffing-related costs.

        Net income—Senior Administrative Services declined by $0.9 million, primarily as a result of the April 1, 2010 sale of CHCS. 2010 includes three months of profitability prior to the sale.

  Contractual Obligations and Commercial Commitments

        Our contractual obligations as of December 31, 2012, are shown below.

	Payments Due by Period
Contractual Obligations	Total	2013	2014 - 2015	2016 - 2017	Thereafter
	(in thousands)
Debt Obligations(1):
Series A mandatorily redeemable preferred shares	$54,724	$3,400	$6,800	$44,524	$—
Loan payable	145,572	17,601	35,201	92,770	—
Operating Lease Obligations	42,090	9,366	16,749	10,520	5,455
Purchase Obligations(2)	66,010	26,155	39,855	—	—
Policy Related Liabilities(3):
Reserves and other policy liabilities—life	30,479	3,071	2,848	2,507	22,053
Reserve for future policy benefits—health	529,367	25,710	49,199	46,380	408,078
Policy and contract claims—health	151,979	136,572	15,407	—	—

Total	$1,020,221	$221,875	$166,059	$196,701	$435,586

(1)
These obligations include contractual interest, unused commitment fees and annual administrative fees and the table reflects scheduled maturities for contractual obligations existing as of December 31, 2012.

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

(3)
Our obligations for policy related liabilities represent those payments we expect to make on death, disability and health insurance claims and policy surrenders, net of amounts recovered from reinsurers. These projected values contain assumptions for future policy persistency, mortality and morbidity comparable with our historical experience. The distribution of payments for policy and contract claims reflects assumptions as to the timing of policyholders reporting claims for prior periods and the amounts of those claims. Actual amounts and timing of both future policy benefits and policy and contract claims may differ significantly from the estimates above. We anticipate that our reserves for policy liabilities and policy and contract claims, along with future net premiums, investment income and recoveries from our reinsurers will be sufficient to fund our policy related obligations. On our consolidated balance sheets in Part II, Item 8 of this annual report on Form 10-K, we report our policy related liabilities gross of amounts recoverable from reinsurers, which are reported as assets. We are obligated to pay claims in the event that a reinsurer fails to meet its obligations under the reinsurance agreements. However, as of December 31, 2012, all of our primary reinsurers were rated "A-"(Excellent) or better by A.M. Best with the exception of one reinsurer. For that reinsurer, which is not rated, a trust containing assets at 106% of policy reserve levels is maintained. We are not aware of any instances where any of our reinsurers have been unable to pay any policy claims on reinsured business. Therefore, we have presented our obligations in the table above net of amounts recoverable from reinsurers. Our obligations for policy related liabilities before amounts recovered from reinsurers amount to $1.7 billion.

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

        As December 31, 2012, we had approximately $59 million of cash and investments in our parent company and unregulated subsidiaries.

  Sources and Uses of Liquidity of Our Subsidiaries

        Insurance and HMO subsidiaries.    We require cash at our insurance and HMO subsidiaries to meet our policy-related obligations and to pay operating expenses, including the cost of administration of the policies, and to maintain adequate capital levels. The primary sources of liquidity are premiums received from CMS and policyholders and investment income generated by our invested assets.

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

        At December 31, 2012, we held cash, cash equivalents and short term investments totaling $77 million and fixed maturity securities that could readily be converted to cash with carrying values of $1.2 billion at our insurance and HMO subsidiaries. We believe that this level of liquidity is sufficient to meet our obligations and pay expenses.

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

        Capital contributions to and dividends from our Insurance and HMO subsidiaries are made through their respective holding companies. We did not make any capital contributions to our insurance subsidiaries during the year ended of 2012. During 2012, our insurance companies paid $28.4 million of dividends to their holding company. During 2012, we made capital contributions of $1.7 million to our HMO subsidiaries and our HMO subsidiary, SelectCare of Texas, paid $23.9 million of dividends to its holding company.

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

        Investments.    We invest primarily in fixed maturity securities of the U.S. Government and its agencies, U.S. state and local governments, mortgage-backed securities and corporate fixed maturity securities with investment grade ratings of BBB- or higher by S&P or Baa3 or higher by Moody's Investor Service. As of December 31, 2012, approximately 99% of our fixed maturity investments had investment grade ratings from S&P or Moody's.

        Cash and cash equivalents and short-term investments represent approximately 6% of our total cash and invested assets at December 31, 2012 and 5% at December 31, 2011. In the aggregate, approximately 37% of our cash and invested assets at December 31, 2012 are held in securities backed by the U.S. government or its agencies, as compared with 34% at December 31, 2011. The average credit quality of our total investment portfolio was AA- at December 31, 2012 and 2011.

        The average book yield of our total investment portfolio decreased to 3.3% at December 31, 2012, from 3.7% at December 31, 2011. The overall decrease in yield is primarily due to our higher yielding assets maturing and the proceeds being reinvested in lower yielding securities in this low interest rate environment.

        2012 Credit Facility.    In connection with the acquisition of APS Healthcare, on March 2, 2012, we entered into a new credit facility (the "2012 Credit Facility") consisting of a five-year $150 million senior secured term loan and a $75 million senior secured revolving credit facility.

        The 2012 Credit Facility contains customary representations and warranties as well as customary affirmative and negative covenants. Negative covenants include, among others, limitations on the incurrence of indebtedness, limitations on the incurrence of liens and limitations on acquisition, dispositions, investments and restricted payments. In addition, the 2012 Credit Facility contains certain financial covenants relating to minimum risk-based capital, consolidated leverage ratio, and consolidated debt service ratio. As of December 31, 2012, we were in compliance with all financial covenants. The 2012 Credit Facility also contains customary events of default. Upon the occurrence and during the continuance of an event of default, the Lenders may declare the outstanding advances and all other obligations under the 2012 Credit Facility immediately due and payable. The Company's obligations under the Credit Agreement are secured by a first priority security interest in 100% of the capital stock of the Company's material subsidiaries and are also guaranteed by certain of our subsidiaries.

        The 2012 Credit Facility bears interest at rates equal to, at the Company's election, LIBOR or the base rate, plus an applicable margin that varies based on the Company's consolidated leverage ratio from 1.75% to 2.50%, in the case of LIBOR loans, and from 0.75% to 1.50% in the case of base rate loans. Effective December 31, 2012, the interest rate on the term loan portion of the 2012 Credit Facility was 2.21%, based on a spread of 200 basis points above LIBOR.

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

        The following table presents a summary of our policy-related liabilities by category at December 31 (dollars in thousands):

	Direct & Assumed				Net of Reserves Ceded to Reinsurers
Liability Type	2012	% of Total Policy Liabilities	2011	% of Total Policy Liabilities	2012	2011
Reserves and other policy liabilities—life	$547,618	47%	$561,889	49%	$19,796	$15,156
Reserves for future policy benefits—health	449,597	39%	442,534	36%	332,837	325,127
Policy and contract claims—health	156,558	14%	173,674	15%	151,747	168,490

Total policy liabilities	$1,153,773	100%	$1,178,097	100%	$504,380	$508,773

  Reserves and other policy liabilities—life

        Reserves and other policy liabilities—life represents the gross amount of liabilities on our life insurance business, including policyholder account balances on our investment and universal life-type policies, future policy benefit reserves on our traditional life insurance policies and policy and contract claims on our life policies. We reinsure substantially all of our in force life insurance and annuity business under a 100% coinsurance treaty. A portion of our traditional business was not included in that reinsurance transaction, however much of that business is partially reinsured under separate treaties.

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

        Our net retained reserves for life insurance products were $19.8 million, or 4% of our direct and assumed reserves for life insurance products, as of December 31, 2012. Our net retained reserves for life insurance products were $15.2 million, or 4% of our direct and assumed reserves for life insurance products, as of December 31, 2011.

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

  Policy and contract claims—health

        The policy and contract claims liability for our health policies include a liability for unpaid claims, including claims in the course of settlement, as well as a liability for IBNR claims. Our liability for policy and contract claims—health by major product grouping is as follows:

	Carrying Value at December 31,
	Direct and Assumed				Net of Reserves Ceded to Reinsurers
Policy and contract claims—health	2012	% of Total Policy Liabilities	2011	% of Total Policy Liabilities	2012	2011
	($ in thousands)
Medicare Advantage—PFFS & PPO	$73,132	6%	$91,062	9%	$73,131	$91,037
Medicare Advantage—HMO	42,480	4%	46,144	5%	42,474	46,112
Medicare supplement	17,268	1%	20,642	2%	13,285	16,564
Other—APS Healthcare	8,822	1%	—	—	8,822	—
Other—specialty	14,856	1%	15,826	2%	14,035	14,777

Total policy and contract claims—health	$156,558	13%	$173,674	18%	$151,747	$168,490

        The following factors can affect these reserves and liabilities:

  •
  economic and social conditions,

  •
  inflation,

  •
  hospital and pharmaceutical costs,

  •
  changes in doctrines of legal liability,

  •
  premium rate increases,

  •
  extra-contractual damage awards, and

  •
  other factors affecting healthcare and insurance generally.

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

        Activity in the liability for policy and contract claims health is as follows:

	For the Years Ended December 31,
	2012	2011
	(in thousands)
Balance at beginning of year	$173,674	$298,291
Less reinsurance recoverable	(5,184)	(13,317)

Net balance at beginning of year	168,490	284,974

Balances acquired	9,238	—
Incurred related to:
Current Year	1,561,311	1,817,352
Prior Year Development	(580)	(8,367)

Total Incurred	1,560,731	1,808,985

Paid related to:
Current Year	1,411,583	1,628,003
Prior Year	175,129	297,466

Total paid	1,586,712	1,925,469

Net balance at end of period	151,747	168,490
Plus reinsurance recoverable	4,811	5,184

Balance at end of period	$156,558	$173,674

        The liability for policy and contract claims—health decreased by $17.1 million during the year ended December 31, 2012. The ending liability includes $8.8 million for newly acquired APS Healthcare. The decrease in the liability was primarily attributable to lower reserves for our Medicare Advantage business due to the decline in membership, partially offset by the acquired claim reserves of APS Healthcare.

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

        The claim reserve balances at December 31, 2011 settled during 2012 for $0.6 million less than originally estimated. This prior year development represents less than 0.1% of the incurred claims recorded in 2011.

        The claim reserve balances at December 31, 2010 settled during 2011 for $8.4 million less than originally estimated. This prior year development represents less than 0.5% of the incurred claims recorded in 2010.

  Sensitivity Analysis

        The following table illustrates the sensitivity of our health IBNR payable at December 31, 2012 to identified reasonably possible changes to the estimated weighted average completion factors and healthcare cost trend rates. However, it is possible that the actual completion factors and healthcare cost trend rates will develop differently from our historical patterns and therefore could be outside of the ranges illustrated below.

Completion Factor(1):		Claims Trend Factor(2):
(Decrease) Increase in Factor	Increase (Decrease) in Net Health IBNR	(Decrease) Increase in Factor	(Decrease) Increase in Net Health IBNR
($ in thousands)
-3%	$398	-3%	$(6,883)
-2%	265	-2%	(4,589)
-1%	132	-1%	(2,294)
1%	(132)	1%	2,294
2%	(265)	2%	4,589
3%	(397)	3%	6,883

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

  Deferred Policy Acquisition Costs

        On September 29, 2010, the FASB issued , ASU 2010-26, which amended FASB ASC Topic 944, Financial Services—Insurance and clarified the definition of acquisition costs that are eligible for deferral. Acquisition costs are to include only those costs that are directly related to the successful acquisition or renewal of insurance contracts; incremental direct costs of contract acquisition that are incurred in transactions with either independent third parties or employees; and advertising costs meeting the capitalization criteria for direct-response advertising. The determination of deferability must be made on a contract-level basis. For further discussion of our adoption of ASU 2010-26, see Note 4—Recent and Pending Accounting Pronouncements in the Notes to consolidated financial statements.

        In accordance with ASU 2010-26, we defer the following costs of acquiring new business that are directly related to the successful acquisition or renewal of insurance contracts:

  •
  incremental direct costs of a successful contract acquisition, such an non-level commissions, and

  •
  portions of employee salaries and benefits directly related to time spent performing specified acquisition activities for a contract that has been acquired,

  •
  other costs directly related to the specified acquisition activities that would not have been incurred had that contract acquisition transaction not occurred, and

  •
  advertising costs meeting the capitalization criteria for direct-response advertising.

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

        We test for the recoverability of DAC at least annually. To the extent that we determine that the present value of future policy premiums and investment income or the net present value of expected gross profits would not be adequate to recover the unamortized costs, we would write off the excess deferred policy acquisition costs. Based on our review of DAC recoverability as of October 1, 2012, we determined that DAC was recoverable.

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

        Amortizing intangible assets.    We must estimate and make assumptions regarding the useful life we assign to our amortizing intangible assets. Set forth below are our annual amortization policies for each of the main categories of amortizing intangible assets:

Description	Weighted Average Life At Acquisition (Years)	Amortization Basis
Insurance policies acquired	9	The pattern of projected future cash flows for the policies acquired over the estimated weighted average life of the policies acquired
Provider contracts	5-10	Straight line over the estimated weighted average life of the contracts
Non-compete agreements	7	Straight line over the length of the agreement
Customers/membership acquired	5-7	Straight line over the estimated weighed average life of membership
Software platform	8	Straight line over the estimated life of the software
Trademarks/tradenames	4	Straight line over the estimated weighed average life of the trademarks/tradenames

        In accordance with ASC 350, Intangibles and Other, we periodically review amortizing intangible assets whenever adverse events or changes in circumstances indicate the carrying value of the asset may not be recoverable. In assessing recoverability, we must make assumptions regarding estimated future cash flows and other factors to determine if an impairment loss may exist, and, if so, estimate fair value. If these estimates or their related assumptions change in the future, we may be required to record impairment losses for these assets. During our review of recoverability in the fourth quarter of 2011, we determined that the undiscounted cash flows from our acquired agency intangible asset were less than its carrying value of $15.6 million indicating that it was no longer fully recoverable and we recorded an impairment of $15.6 million based on the estimated fair value at December 31, 2011. There were no other impairments of our amortizing intangible assets during 2012, 2011 or 2010.

        Goodwill.    Goodwill represents the amount of the purchase price in excess of the fair values assigned to the underlying identifiable net assets of acquired businesses. Goodwill is not amortized, but is subject to an annual impairment test. ASC 350, Goodwill and Other Intangible Assets, requires that goodwill balances be reviewed for impairment at the reporting unit level at least annually or more frequently if events occur or circumstances change that would indicate that a triggering event, as defined in ASC 350, has occurred. A reporting unit is defined as an operating segment or one level below an operating segment. Our reporting units are equivalent to our operating segments. We have goodwill assigned to our Senior Managed Care—Medicare Advantage and APS Healthcare reporting units. The goodwill related to the acquisition of APS Healthcare is included in our Corporate and Other segment.

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

        We estimate the fair values of our reporting units using discounted cash flows, which include assumptions about a wide variety of internal and external factors. Significant assumptions used in the impairment analysis include financial projections of cash flow (including significant assumptions about operations and target capital requirements), long-term growth rates for determining terminal value, and discount rates. Forecasts and long-term growth rates used for our reporting units are consistent with, and use inputs from, our internal long-term business plan and strategy. During our forecasting process, we assess revenue trends, medical cost trends, operating cost levels and target capital levels. Significant factors affecting these trends include changes in membership, premium yield, medical cost trends, and the impact and expectations of regulatory environments. Additional macro- economic assumptions around unemployment, GDP growth, interest rates, and inflation are also evaluated and incorporated.

        Although we believe that the financial projections used are reasonable and appropriate for all of our reporting units, due to the long-term nature of the forecasts there is significant uncertainty inherent in those projections. That uncertainty is increased by the impact of healthcare reforms as discussed in Item 1, "Business—Regulation". For additional discussions regarding how the enactment or implementation of healthcare reforms and how other factors could affect our business and the related long-term forecasts, see Item 1A, "Risk Factors" in Part I and "Healthcare Reform" above.

        We use a range of discount rates that correspond to a market-based weighted average cost of capital. Discount rates are determined for each reporting unit based on the implied risk inherent in their forecasts. This risk is evaluated using comparisons to market information such as peer company weighted average costs of capital and peer company stock prices in the form of revenue and earnings multiples. The most significant estimates in the discount rate determinations include the risk-free rates and equity risk premium. Company- specific adjustments to discount rates are subjective and thus are difficult to measure with certainty.

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

        We performed our annual goodwill assessment for our individual reporting units as of October 1, 2012. Based on this "Step 1" assessment, we determined, that our estimated fair value of our Senior Managed Care—Medicare Advantage reporting unit was in excess of its carrying value by 29% and that our estimated fair value of APS Healthcare was in excess of its carrying value by 1%. APS Healthcare was acquired on March 2, 2012 (see Note 5—Business Combinations in the Notes to consolidated financial statements). We do not have goodwill assigned to any other reporting units.

        During each quarter, we perform a review of certain key components of our valuation of our reporting units, including the operating performance of the reporting units compared to plan (which was the primary basis for the prospective financial information included in our goodwill impairment test as of October 1, 2012), our weighted average cost of capital and our stock price and market capitalization. Based on our review of these items through the reporting date, we believe that our estimate of fair value for each of our reporting units remains reasonable.

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

        The investment advisor uses their own rules-based pricing system to evaluate the prices it receives from various pricing vendors to ensure the data adheres to certain vendor-to-vendor and day-to-day variance tolerances. Exceptions to the rules are monitored, investigated and challenged, as needed. We review and test the security pricing procedures used to value our fixed maturity portfolio on an ongoing basis. Our procedures include review of the investment valuation policy and understanding of the procedures used to obtain investment valuations and review of pricing controls at our investment advisor, including their Statements on Standards for Attestation Engagements 16 controls review report. We also test the prices provided by the advisor monthly by comparing the data to another independent pricing source and monitoring the change in prices from month to month and upon sale of the security. Significant changes or variances are investigated and explained. To date, we have modified one price provided by the advisor.

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

        The following table presents the fair value of fixed maturity securities that are carried at fair value by ASC 820 hierarchy levels, as of December 31, 2012 (in thousands):

	Fair Value	% of Total Fair Value
Level 1	$—	—%
Level 2	1,200,895	99.8%
Level 3	2,453	0.2%

	$1,203,348	100.0%

        The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between knowledgeable, unrelated willing parties using inputs, including assumptions and estimates, a market participant would utilize. However, under certain conditions, the estimated fair value of a financial instrument may differ significantly from the amount that could be realized if the security was sold immediately.

        Due to a general lack of transparency in the process that brokers use to develop prices, we classify most securities that have prices that are based on broker's prices as Level 3. We also classify internal model priced securities, primarily consisting of private placement asset-backed securities, as Level 3 because this model pricing reflects significant non-observable inputs.

        The following table presents the fair value of the asset sectors within the ASC 820 Level 3 securities:

	December 31, 2012
	Fair Value	% of Total Fair Value
	(in thousands)
Mortgage and asset-backed securities	$2,453	100.0%

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

        As of December 31, 2012, we held subprime securities with par values of $20.6 million, an amortized cost of $20.6 million and a fair value of $15.4 million representing approximately 1.0% of our cash and invested assets, with collateral comprised substantially of first lien mortgages in senior or senior mezzanine level tranches, with an average Standard & Poor's rating of A.

        The following table presents our exposure to subprime residential mortgages by vintage year.

Vintage Year	Amortized Cost	Fair Value	Gross Unrealized Losses & OTTI
	(in thousands)
2005	$13,611	$12,615	$(996)
2006	7,000	2,817	(4,183)

Totals	$20,611	$15,432	$(5,179)

        We continuously review our subprime holdings stressing multiple variables, such as cash flows, prepayment speeds, default rates and loss severity, and comparing current base case loss expectations to the loss required to incur a principal loss. Based on the analysis of the remaining subprime holdings at December 31, 2012, we do not believe these holdings are other-than-temporarily impaired.

        The following table summarizes, on a pre-tax basis, our other-than-temporary impairments recorded in each of the three years ended December 31:

	Year Ended
	2012	2011	2010
	(in thousands)
Subprime	$—	$129	$289
Other structured	—	168	526

	$—	$297	$815

  Medicare Overview

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

        Part B—Benefits for medically necessary services and supplies including outpatient care, doctor's services, physical or occupational therapists and additional home healthcare are provided under Part B. These benefits are financed through premiums paid to the federal government by those eligible beneficiaries who choose to enroll in the program. The beneficiaries are also required to pay out-of- pocket deductibles and coinsurance.

        Part C—Under the Medicare Advantage program, private plans provide Medicare-covered healthcare benefits to enrollees and can include prescription drug coverage. Part C benefits are provided through private HMO, PPO and PFFS plans. An individual must have Medicare Part A and Part B in order to join a Medicare Advantage Plan.

        Part D—Under Part D, prescription drug benefits may be provided by private Plans to individuals eligible for benefits under Part A and/or enrolled in Part B. These benefits are provided on both a stand-alone basis and also in connection with certain HMO, PPO and PFFS plans.

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

        Policy and contract claims include actual claims reported but not paid and estimates of healthcare services and prescription drug claims incurred but not reported. The estimated claims incurred but not reported are based upon current enrollment, historical claim receipt and payment patterns, historical medical cost trends and health service utilization statistics. These estimates and assumptions are derived from and are continually evaluated using per member per month trend analysis, claims trends developed from our historical experience in the preceding month (adjusted for known changes in estimates of recent hospital and drug utilization data), provider contracting changes, benefit level changes, product mix and seasonality. These estimates are based on information available at the time the estimates are made, as well as anticipated future events. Actual results could differ materially from these estimates. We periodically evaluate our estimates, and as additional information becomes available or actual amounts become determinable, we may revise the recorded estimates and reflect them in operating results.

        Membership.    We analyze the membership for our Medicare HMO, PPO, Network PFFS and Non-network PFFS, or Rural, plans in our administrative system and reconcile to the enrollment provided by CMS. There are timing differences between the addition of a member to our administrative system and the approval, or accretion, of the member by CMS. Additionally, the monthly payments from CMS include adjustments to reflect changes in the status of membership as a result of retroactive terminations, additions, whether CMS is secondary to other insurance coverage or other changes. Current period membership, net premium, CMS subsidies and claims expense are adjusted to reflect retroactive changes in membership.

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

        Recognition of Premium Revenues and Policy Benefits—Medicare Plans.    We receive monthly payments from CMS related to members in our Medicare coordinated care Plans, which include PPOs and HMOs and network-based PFFS and rural (non-network) PFFS Plans (collectively, the "Plans"). The recognition of the premium and cost reimbursement components under these Plans is described below:

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

Federal Income Taxation of the Company

        For the year ended December 31, 2012 we will file a consolidated tax return that includes most corporate subsidiaries but excludes any subsidiary that qualifies as a life insurance company or is taxed as a partnership under the Internal Revenue Code. Subsidiaries that qualify as life insurance companies and partnerships will file separate federal income tax returns. We will include any income or loss from a subsidiary taxed as a partnership in the tax return of its corporate owner.

        On April 29, 2011 we sold our Part D business to CVS. For tax purposes, the sale was treated as a sale of Old Universal American followed by the repurchase of the non-Part D businesses. For tax purposes, the repurchase of the stock of the non-Part D companies was treated as an asset purchase under Internal Revenue Code section 338(h)(10). We recognized a current tax benefit of $21.3 million in 2011 primarily as a result of the significant tax losses that were recognized during the short period tax return for the period ending April 29, 2011. This resulted in the recognition of a significant portion of our gross deferred tax assets in 2011 and a corresponding deferred tax expense. For further discussion of the Part D Transaction, see Note 1—Organization and Company Background and Note 23—Discontinued Operations.

        We carried valuation allowances on deferred tax assets of $5.8 million at December 31, 2012 and $1.9 million at December 31, 2011, primarily related to foreign tax credit carryforwards that we acquired in connection with our purchase of APS Healthcare in 2012 and various state net operating loss carryforwards.

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

        The Jobs Creation Tax Act of 2004, known as the Jobs Act, contains a provision that placed a two year moratorium on the imposition of tax on distributions from Policyholder Surplus Accounts ("PSAs"), the Phase III tax. Additionally, the ordering rules were changed to allow for the first dollar of any distribution to reduce the PSA. In accordance with the Jobs Act, distributions during 2005 and

2006 from an insurance company that had a PSA that was treated as a distribution from its PSA account; however, the distribution was not subject to Federal income tax. We received the approval of the Insurance Departments of the respective companies for the transactions that could trigger the elimination of the potential tax and made such distributions during 2006. During 2010 we released the deferred tax liabilities previously established for the potential Phase III tax on the PSAs and reduced deferred tax expense.

        At December 31, 2012, we had unrecognized tax benefits of $5.2 million, net of federal income tax, primarily related to refund claims filed in various state jurisdictions during 2010 and various pre-acquisition benefits related to APS. During 2012 and 2011 we recognized $8.9 million and $3.9 million, respectively, of refund claims filed in 2010. We recognize interest and penalties related to unrecognized state tax benefits in federal and state tax expense. During the years ended December 31, 2012, we recognized $0.6 million of interest expense and penalties. During the years ended December 31, 2011 and 2010, we recognized no such interest expense and penalties.

Effects of Recently Issued and Pending Accounting Pronouncements

        A summary of recent and pending accounting pronouncements is provided in Note 4—Recent and Pending Accounting Pronouncements in the Notes to consolidated financial statements in our Annual Report on Form 10-K.

ITEM 7A—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        In general, market risk to which we are subject relates to changes in interest rates that affect the market prices of our fixed income securities as well as the cost of our variable rate debt.

Investment Interest Rate Sensitivity

        Our profitability could be affected if we were required to liquidate fixed income securities during periods of rising and/or volatile interest rates. We attempt to mitigate our exposure to adverse interest rate movements through a combination of active portfolio management, the use of interest rate derivatives and by staggering the maturities of our fixed income investments to assure sufficient liquidity to meet our obligations and to address reinvestment risk considerations. Our investment policy is to balance our portfolio duration to achieve investment returns consistent with the preservation of capital and to meet payment obligations of policy benefits and claims.

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

        The sensitivity analysis of interest rate risk assumes an instantaneous shift in a parallel fashion across the yield curve, with scenarios of interest rates increasing and decreasing 100 and 200 basis points from their levels as of December 31, 2012, and with all other variables held constant. The following table summarizes the impact of the assumed changes in market interest rates, and includes the effect of the $100 million notional value of interest rate swaps in our portfolio at December 31, 2012. Due to the current low interest rate environment, when estimating the effect of market interest rate decreases on fair value we have set an interest rate floor of 0% and have not allowed interest rates to go negative.

December 31, 2012	Effect of Change in Market Interest Rates on Fair Value of Fixed Income Portfolio as of December 31, 2012
Fair Value of Fixed Income Portfolio	200 Basis Point Decrease	100 Basis Point Decrease	100 Basis Point Increase	200 Basis Point Increase
(in millions)
$1,203.3	$37.5	$29.4	$(38.1)	$(80.2)

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

        The sensitivity analysis of interest rate risk assumes scenarios involving increases or decreases in LIBOR of 100 and 200 basis points from their levels as of and for the year ended December 31, 2012, and with all other variables held constant. The following table summarizes the impact of changes in LIBOR.

			Effect of Change in LIBOR on Pre-tax Income for the year ended December 31, 2012
		Weighted Average Balance Outstanding
Description of Floating Rate Debt	Weighted Average Interest Rate		200 Basis Point Decrease(1)	100 Basis Point Decrease(1)	100 Basis Point Increase	200 Basis Point Increase
		(in millions)
Loan payable(1)	2.38%	$117.4	$0.3	$0.3	$(1.2)	$(2.4)

(1)
The initial borrowing under the loan payable was $150 million on March 2, 2012 and the balance was $132 million as of December 31, 2012. There was no loan payable balance prior to March 2, 2012. This caused the daily weighted average balance outstanding for the year to be $117 million, as shown above. Additionally, the LIBOR rate from March to December on our Loan payable was approximately 23 basis points and, for the purposes of this illustration, decreases in monthly rates over this period have been limited to this rate.

        As noted above, we have floating rate debt outstanding of $132 million as of December 31, 2012, which is exposed to rising interest rates. We had approximately $59.8 million of cash and cash equivalents along with $17.0 million of short-term investments as of December 31, 2012.

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

Evaluation of Effectiveness of Controls

        An evaluation was carried out under the supervision and with the participation of the Company's management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2012. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2012, at a reasonable assurance level, to timely alert management to material information required to be included in our periodic filings with the Securities and Exchange Commission.

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

        Management assessed our internal control over financial reporting as of December 31, 2012, the end of our fiscal year. Management based its assessment on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, we determined that, as of December 31, 2012, the Company's internal control over financial reporting was effective based on those criteria.

        We acquired APS Healthcare during 2012 and excluded them from our assessment of the effectiveness of our internal control over financial reporting. During 2012, APS Healthcare contributed approximately $249.9 million or 11% of our total revenues, $1.0 million or 2% of our total net income and as of December 31, 2012 accounted for approximately $256.9 million or 10% of our total assets.

        The effectiveness of our internal control over financial reporting as of December 31, 2012 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included on page F-3 of our consolidated financial statements included in this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

        There were no changes in our internal controls over financial reporting during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B—OTHER INFORMATION

        None

PART III

ITEM 10—DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        The information required by Item 10 is incorporated into Part III of this Annual Report on Form 10-K by reference to our definitive Proxy Statement for the Annual Meeting of Stockholders which is expected to be held on May 29, 2013.

ITEM 11—EXECUTIVE COMPENSATION

        The information required by Item 11 is incorporated into Part III of this Annual Report on Form 10-K by reference to our definitive Proxy Statement for the Annual Meeting of Stockholders which is expected to be held on May 29, 2013.

ITEM 12—SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information required by Item 12 is incorporated into Part III of this Annual Report on Form 10-K by reference to our definitive Proxy Statement for the Annual Meeting of Stockholders which is expected to be held on May 29, 2013.

ITEM 13—CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        The information required by Item 13 is incorporated into Part III of this Annual Report on Form 10-K by reference to our definitive Proxy Statement for the Annual Meeting of Stockholders which is expected to be held on May 29, 2013.

ITEM 14—PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The information required by Item 14 is incorporated into Part III of this Annual Report on Form 10-K by reference to our definitive Proxy Statement for the Annual Meeting of Stockholders which is expected to be held on May 29, 2013.

 PART IV

ITEM 15(a)—EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1	Financial Statements
Consolidated Balance Sheets as of December 31, 2012 and 2011
Consolidated Statements of Operations for the Three Years Ended December 31, 2012
Consolidated Statements of Comprehensive Income (Loss) for the Three Years Ended December 31, 2012
Consolidated Statements of Stockholders' Equity for the Three Years Ended December 31, 2012
Consolidated Statements of Cash Flows for the Three Years Ended December 31, 2012
Notes to Consolidated Financial Statements
2	Financial Statement Schedules
Schedule I—Summary of Investments Other Than Investments in Related Parties
Schedule II—Condensed Financial Information of Registrant
Schedule III—Supplemental Insurance Information
Schedule IV—Reinsurance (incorporated in Note 10 to the Consolidated Financial Statements)
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
4.3
Registration Rights Agreement dated as of March 2, 2012, between Universal American Corp. and Partners Healthcare Solutions Holdings, L.P. (filed as Exhibit 4.2 to the Company's Current Report on Form 8-K filed on March 8, 2012 and incorporated by reference herein).
4.4
Letter Agreement dated March 2, 2012 between Universal American Corp. and Partners Healthcare Solutions Holdings, L.P. (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on March 8, 2012 and incorporated by reference herein).
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
10.4*	Employment Agreement dated July 8, 2010 by and between Universal American Corp. and Anthony Wolk.
10.5
Form of Universal American Corp. 2011 Omnibus Equity Award Plan Employee Nonqualified Option Award Agreement (filed as Exhibit 10.4 to the Company's Registration Statement on Form S-4 filed on July 15, 2011, and incorporated by reference herein).
10.6	1998 Incentive Compensation Plan (filed as Annex A to Old Universal American's Definitive Proxy Statement filed on Form 14A dated April 29, 1998, and incorporated by reference herein).

10.7	Amendment No. 1 to Universal American Financial Corp. 1998 Incentive Compensation Plan (filed as Exhibit 10.1 to Amendment No. 1 to Old Universal American's Registration Statement on Form S-4 filed on December 10, 2004, and incorporated by reference herein).
10.8
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
10.10
Indemnity Reinsurance Agreement between Pennsylvania Life Insurance Company (Ceding Company) and Commonwealth Annuity and Life Insurance Company (Reinsurer) effective as of April 1, 2009 (filed as Exhibit 10.4 to Old Universal American's Quarterly Report on Form 10-Q filed on October 30, 2009, and incorporated by reference herein)
10.11
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
10.15
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

10.17	Credit Agreement, dated as of March 2, 2012, by and among Universal American Corp., each lender from time to time party thereto, Bank of America, N.A., as Administrative Agent, Swing Line Lender and an L/C Issuer and Merrill Lynch, Pierce, Fenner & Smith Incorporated, Fifth Third Bank, Sun Trust Bank and U.S. Bank National Association as Joint Lead Arrangers, Joint Book Managers and Co-Syndication Agents (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed on March 8, 2012 and incorporated by reference herein).
12.1*	Computation of Ratio of Earnings to Fixed Charges
21.1*	List of Subsidiaries
23.1*	Consent of Ernst & Young LLP.
31.1*	Certification of Chief Executive Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934.
31.2*	Certification of Chief Financial Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934.
32.1*
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

UNIVERSAL AMERICAN CORP.
March 6, 2013	/s/ RICHARD A. BARASCH Richard A. Barasch Chairman of the Board, President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the following capacities and on the dates indicated.

Signature	Title	Date

/s/ RICHARD A. BARASCH Richard A. Barasch	Chairman of the Board, Chief Executive Officer and Director (Principal Executive Officer)	March 6, 2013
/s/ ROBERT A. WAEGELEIN Robert A. Waegelein	Co-President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 6, 2013
/s/ BARRY W. AVERILL Barry W. Averill	Director	March 6, 2013
/s/ SALLY W. CRAWFORD Sally W. Crawford	Director	March 6, 2013
/s/ MATTHEW W. ETHERIDGE Matthew W. Etheridge	Director	March 6, 2013
/s/ MARK K. GORMLEY Mark K. Gormley	Director	March 6, 2013
/s/ MARK M. HARMELING Mark M. Harmeling	Director	March 6, 2013

Signature	Title	Date

/s/ DAVID S. KATZ David S. Katz	Director	March 6, 2013
/s/ LINDA H. LAMEL Linda H. Lamel	Director	March 6, 2013
/s/ PATRICK J. MCLAUGHLIN Patrick J. McLaughlin	Director	March 6, 2013
/s/ RICHARD C. PERRY Richard C. Perry	Director	March 6, 2013
/s/ THOMAS A. SCULLY Thomas A. Scully	Director	March 6, 2013
/s/ ROBERT A. SPASS Robert A. Spass	Director	March 6, 2013
/s/ SEAN M. TRAYNOR Sean M. Traynor	Director	March 6, 2013
/s/ CHRISTOPHER E. WOLFE Christopher E. Wolfe	Director	March 6, 2013

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

        Other schedules were omitted because they were not applicable.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
Universal American Corp.

        We have audited the accompanying consolidated balance sheets of Universal American Corp. and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity and cash flows for each of the three years in the period ended December 31, 2012. Our audits also included the financial statement schedules listed in the Index at Item 15(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Universal American Corp. and subsidiaries at December 31, 2012 and 2011, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

        As discussed in Note 4 to the consolidated financial statements, in connection with implementing a new accounting standard, the Company retrospectively changed its method of accounting for costs associated with issuing or renewing insurance contracts.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Universal American Corp. and subsidiaries' internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 6, 2013 expressed an unqualified opinion thereon.

                      /s/ ERNST & YOUNG LLP

New York, New York
March 6, 2013

Report of Independent Registered Public Accounting Firm
on Internal Control Over Financial Reporting

The Board of Directors and Stockholders of
Universal American Corp.

        We have audited Universal American Corp. and subsidiaries' internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Universal American Corp. and subsidiaries' management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion, Universal American Corp. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

        As indicated in the accompanying Management's Annual Report on Internal Control Over Financial Reporting, management's assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of APS Healthcare, Inc., which is included in the 2012 consolidated financial statements of Universal American Corp. and subsidiaries and constituted $256.9 million and $221.8 million of total and net assets, respectively, as of December 31, 2012 and $249.9 million and $1.0 million of revenues and net income, respectively, for the year then ended. Our audit of internal control over financial reporting of Universal American Corp. and subsidiaries also did not include an evaluation of the internal control over financial reporting of APS Healthcare, Inc.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Universal American Corp. and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2012 of Universal American Corp. and subsidiaries and our report dated March 6, 2013 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

New York, New York
March 6, 2013

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	December 31, 2012	December 31, 2011
		(as adjusted)
ASSETS
Investments:
Fixed maturities available for sale, at fair value (amortized cost: 2012, $1,146,642; 2011, $1,200,674)	$1,203,348	$1,222,948
Short-term investments	16,993	—
Other invested assets	14,451	1,561

Total investments	1,234,792	1,224,509
Cash and cash equivalents	59,779	63,539
Accrued investment income	9,264	10,297
Deferred policy acquisition costs	102,765	108,183
Reinsurance recoverables—life	539,770	559,274
Reinsurance recoverables—health	125,406	128,194
Due and unpaid premiums	33,710	32,510
Present value of future profits and other amortizing intangible assets	38,469	17,401
Goodwill and other indefinite lived intangible assets	242,942	77,459
Income taxes receivable	36,100	47,878
Other assets	108,302	88,572

Total assets	$2,531,299	$2,357,816

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Reserves and other policy liabilities—life	$547,618	$561,889
Reserves for future policy benefits—health	449,597	442,534
Policy and contract claims—health	156,558	173,674
Premiums received in advance	11,405	17,072
Series A mandatorily redeemable preferred shares	40,000	40,000
Loan payable	131,984	—
Amounts due to reinsurers	8,920	9,204
Deferred income taxes payable	30,643	29,113
Other liabilities	142,077	143,967

Total liabilities	1,518,802	1,417,453

Commitments and contingencies (Note 24)
STOCKHOLDERS' EQUITY
Preferred stock (Authorized: 40 million shares)	—	—
Common stock—voting (Authorized: 400 million shares; issued and outstanding: 2012, 85.0 million shares; 2011, 78.2 million shares)	850	782
Common stock—non-voting (Authorized: 60 million shares; issued and outstanding: 3.3 million shares)	33	33
Additional paid-in capital	827,298	738,029
Accumulated other comprehensive income	29,089	11,166
Retained earnings	155,227	190,353

Total stockholders' equity	1,012,497	940,363

Total liabilities and stockholders' equity	$2,531,299	$2,357,816

See notes to consolidated financial statements.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	For the Years Ended December 31,
	2012	2011	2010
		(as adjusted)	(as adjusted)
Revenues:
Net premium and policyholder fees earned	$1,989,813	$2,221,369	$3,444,193
Net investment income	42,397	47,425	39,886
Fee and other income	128,683	15,810	10,748
Realized gains (losses):
Total other-than-temporary impairment losses on securities	—	(373)	(1,915)
Portion of loss recognized in other comprehensive income	—	76	1,100

Net other-than-temporary impairment losses on securities recognized in earnings	—	(297)	(815)
Realized gains, excluding other-than-temporary impairment losses on securities	16,604	1,138	7,390

Net realized gains on investments	16,604	841	6,575

Total revenues	2,177,497	2,285,445	3,501,402

Benefits, claims and expenses:
Claims and other benefits	1,597,256	1,807,268	2,862,960
Change in deferred acquisition costs	5,418	4,280	5,183
Amortization of intangible assets	8,132	4,411	7,258
Commissions	43,472	59,888	121,354
Reinsurance commissions and expense allowances	6,492	3,329	(17,897)
Interest expense	6,235	2,267	—
Restructuring costs	—	22,042	—
Intangible asset impairment	—	15,622	—
Other operating costs and expenses	422,636	356,464	396,236

Total benefits, claims and expenses	2,089,641	2,275,571	3,375,094

Income from continuing operations before equity in
losses of unconsolidated subsidiaries	87,856	9,874	126,308
Equity in losses of unconsolidated subsidiaries	(10,222)	—	—

Income from continuing operations before income taxes	77,634	9,874	126,308
Provision for income taxes	24,601	7,167	38,665

Income from continuing operations	53,033	2,707	87,643

Discontinued operations:
(Loss) income from discontinued operations, net of income taxes	—	(40,238)	104,240
Expenses of transactions, net of income taxes	—	(10,670)	(2,622)

(Loss) income from discontinued operations	—	(50,908)	101,618

Net income (loss)	$53,033	$(48,201)	$189,261

Earnings (loss) per common share:
Basic:
Continuing operations	$0.61	$0.03	$1.12
Discontinued operations	—	(0.64)	1.30

Net income (loss)	$0.61	$(0.61)	$2.42

Diluted:
Continuing operations	$0.61	$0.03	$1.11
Discontinued operations	—	(0.63)	1.29

Net income (loss)	$0.61	$(0.60)	$2.40

Weighted average shares outstanding:
Weighted average common shares outstanding	86,371	79,668	78,748
Less weighted average treasury shares	—	(1,039)	(4,871)

Basic weighted average shares outstanding	86,371	78,629	73,877
Weighted average common equivalent of preferred shares outstanding	—	1,373	4,211
Effect of dilutive securities	277	577	612

Diluted weighted average shares outstanding	86,648	80,579	78,700

Cash dividends per common share	$1.00	$—	$2.00

See notes to consolidated financial statements.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	For the Years Ended December 31,
	2012	2011	2010
		(as adjusted)	(as adjusted)
Comprehensive income (loss):
Net income (loss)	$53,033	$(48,201)	$189,261
Other comprehensive income, net of income taxes:
Continuing operations:
Unrealized gains on investments	33,236	8,597	7,541
Less: reclassification adjustment for gains included in net income	10,793	547	4,274

Change in net unrealized gains on investments	22,443	8,050	3,267
Change in long-term claim reserve adjustment	(4,520)	(3,315)	—

Other comprehensive income from continuing operations	17,923	4,735	3,267
Discontinued Operations:
Change in cash flow hedge	—	8,900	2,179

Total other comprehensive income	17,923	13,635	5,446

Comprehensive income (loss)	$70,956	$(34,566)	$194,707

See notes to consolidated financial statements.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(in thousands)

		Common Stock			Accumulated Other Comprehensive (Loss) Income
	Preferred Stock			Additional Paid-in Capital		Retained Earnings	Treasury Stock
		Voting	Non-Voting					Total
Balance at January 1, 2010 as previously reported	$42	$879	$—	$880,709	$(7,915)	$709,695	$(133,946)	$1,449,464
Adoption of ASU 2010-26	—	—	—	—	—	(34,032)	—	(34,032)
Cumulative effect from restatement (Note 2)	—	—	—	—	—	(4,247)	—	(4,247)

Balance as of January 1, 2010, as adjusted	42	879	—	880,709	(7,915)	671,416	(133,946)	1,411,185
Net income	—	—	—	—	—	189,261	—	189,261
Other comprehensive income	—	—	—	—	5,446	—	—	5,446
Issuance of common stock	—	7	—	6,153	—	—	—	6,160
Stock based compensation	—	—	—	5,146	—	—	—	5,146
Treasury shares purchased, at cost	—	—	—	—	—	—	(5,937)	(5,937)
Treasury shares reissued	—	—	—	4,741	—	—	9,406	14,147
Treasury shares retired	—	(100)	—	(95,594)	—	(3,365)	99,059	—
Dividends to stockholders	—	—	—	—	—	(159,411)	—	(159,411)

Balance as of December 31, 2010, as adjusted	42	786	—	801,155	(2,469)	697,901	(31,418)	1,465,997
Net loss	—	—	—	—	—	(48,201)	—	(48,201)
Other comprehensive income	—	—	—	—	13,635	—	—	13,635
Changes in connection with the Part D Transaction:
Separation from Old Universal American	—	—	—	—	—	(443,553)	—	(443,553)
Conversion of Series A preferred stock	(42)	9	33	—	—	—	—	—
Settlement of equity awards to employees and directors	—	15	—	(25,032)	—	(9,685)	—	(34,702)
Treasury shares retired	—	(34)	—	(35,429)	—	(7,023)	42,486	—
Other activity:
Net issuance of common stock	—	6	—	4,776	—	—	—	4,782
Stock-based compensation	—	—	—	3,190	—	—	—	3,190
Acquisition of noncontrolling interest of subsidiary				(10,555)				(10,555)
Treasury shares purchased, at cost	—	—	—	—	—	—	(10,821)	(10,821)
Treasury shares reissued	—	—	—	(76)	—	—	(247)	(323)
Dividends to stockholders	—	—	—	—	—	914	—	914

Balance at December 31, 2011, as adjusted	—	782	33	738,029	11,166	190,353	—	940,363
Net income	—	—	—	—	—	53,033	—	53,033
Other comprehensive income	—	—	—	—	17,923	—	—	17,923
Net issuance of common stock	—	5	—	5,865	—	—	—	5,870
Issuance of shares in connection with the acquisition of APS Healthcare	—	63	—	74,451	—	—	—	74,514
Stock-based compensation	—	—	—	8,953	—	—	—	8,953
Dividends to stockholders	—	—	—	—	—	(88,159)	—	(88,159)

Balance at December 31, 2012	$—	$850	$33	$827,298	$29,089	$155,227	$—	$1,012,497

See notes to consolidated financial statements.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Years Ended December 31,
	2012	2011	2010
		(as adjusted)	(as adjusted)
Operating activities:
Net income (loss)	$53,033	$(48,201)	$189,261
Adjustments to reconcile net income (loss) to cash provided by (used for) operating activities, net of balances acquired:
Loss (gain) from discontinued operations	—	50,908	(101,618)
Deferred income taxes	8,724	22,010	42,716
Net realized gains on investments	(16,604)	(841)	(6,575)
Amortization of intangible assets	8,132	4,411	7,258
Amortization of debt issuance costs	1,162	123	—
Impairment of intangible assets	—	15,622	—
Net amortization of bond premium	6,391	7,540	6,961
Depreciation expense	10,073	9,785	10,936
Impairment of fixed assets	415	12,614	—
Changes in operating assets and liabilities:
Deferred policy acquisition costs	5,418	4,280	5,183
Reserves and other policy liabilities—life	(14,271)	(20,359)	(17,194)
Reserves for future policy benefits—health	108	(4,252)	(3,581)
Policy and contract claims—health	(26,354)	(123,598)	16,899
Reinsurance balances	22,008	38,682	26,966
Due and unpaid/advance premium, net	(6,867)	19,213	(2,762)
Income taxes payable/receivable	10,414	(112,989)	50,424
Other, net	20,317	19,964	21,496

Cash provided by (used for) operating activities from continuing operations	82,099	(105,088)	246,370
Cash used for operating activities from discontinued operations	—	(168,767)	(8,701)

Cash provided by (used for) operating activities	82,099	(273,855)	237,669

Investing activities:
Proceeds from sale, maturity, call, paydown or redemption of fixed maturity investments	1,381,268	942,335	1,243,440
Cost of fixed maturity investments acquired	(1,320,523)	(760,272)	(1,670,727)
Change in short-term investments	(16,993)	—	—
Purchase of business, net of cash acquired	(137,747)	—	—
Proceeds from the sale of CHCS, net of cash sold	—	—	6,492
Cash received at closing of Part D Transaction	—	15,516	—
Purchase of fixed assets	(10,791)	(8,472)	(8,825)
Other investing activities	(12,289)	(5,339)	7,949

Cash (used for) provided by investing activities from continuing operations	(117,075)	183,768	(421,671)
Cash used for investing activities from discontinued operations	—	(87,863)	—

Cash (used for) provided by investing activities	(117,075)	95,905	(421,671)

Financing activities:
Net proceeds from issuance of common stock, net of tax effect	5,870	4,782	6,969
Cost of treasury stock purchases	—	(11,069)	(5,937)
Dividends paid to stockholders	(100,866)	(1,416)	(156,095)
Principal payment on loan payable	(18,016)	—	—
Proceeds from the issuance of loan payable	150,000	—	—
Settlement of equity awards to employees and directors	—	(33,545)	—
Issuance of mandatorily redeemable preferred stock	—	40,000	—
Payment of debt issue costs	(5,772)	(1,102)	(778)
Contributions to discontinued operations	—	(36,015)	31,872

Cash provided by (used for) financing activities from continuing operations	31,216	(38,365)	(123,969)
Cash provided by (used for) financing activities from discontinued operations	—	214,409	(476,600)

Cash provided by (used for) financing activities	31,216	176,044	(600,569)

Net decrease in cash and cash equivalents	(3,760)	(1,906)	(784,571)
Less: net decrease in cash and cash equivalents from discontinued operations	—	42,221	485,301

Net (decrease) increase in cash and cash equivalents from continuing operations	(3,760)	40,315	(299,270)
Cash and cash equivalents of continuing operations at beginning of year	63,539	23,224	322,494

Cash and cash equivalents of continuing operations at end of year	$59,779	$63,539	$23,224

See notes to consolidated financial statements.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND COMPANY BACKGROUND

        Except as otherwise indicated, references to the "Company," "we," "our," and "us" are to (i) Universal American Corp., a Delaware corporation (formerly known as Universal American Spin Corp., "Universal American") and its subsidiaries following the closing of the sale of our Part D business on April 29, 2011 and (ii) Universal American Corp., a New York corporation (now known as Caremark Ulysses Holding Corp., "Old Universal American") and its subsidiaries prior to the closing of the Part D Transaction on April 29, 2011.

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

        In 2011, Universal American formed a new subsidiary, Collaborative Health Systems, LLC, also known as CHS, to work with physicians and other healthcare professionals to form Accountable Care Organizations, or ACOs, under the Medicare Shared Savings Program ("Shared Savings Program"). Nine of our ACOs were approved for participation in the program by the Centers for Medicare & Medicaid Services, effective April 1, 2012, an additional seven ACOs were approved effective July 1, 2012 and fifteen additional ACOs were approved effective January 1, 2013. We estimate that these thirty one ACOs currently include approximately 3,000 participating providers with approximately 324,000 assigned Medicare fee-for-service beneficiaries covering portions of thirteen states, both within and outside our current Medicare Advantage footprint, including southeast Texas and upstate New York. CHS will provide these ACOs with care coordination, analytics and reporting, technology and other administrative capabilities to enable participating providers to deliver better care and lower healthcare costs for their Medicare fee-for-service beneficiaries. The Company provides capital to CHS to support the operating activities of CHS and the ACOs.

        On March 2, 2012, we completed our acquisition of APS Healthcare, Inc., known as APS Healthcare. APS Healthcare provides specialty health services focused on behavioral health benefits, disease and condition management, and quality review and improvement. All of these services are designed to reduce health-related costs and enhance the health and quality of life of the members served. APS Healthcare provides services to government agencies, such as state Medicaid programs, commercial health plans, employers and unions. These services are provided on either an at-risk basis or an administrative services only basis. Behavioral health benefits are administered through APS Healthcare's provider network that consists of health care providers and facilities with which APS Healthcare directly or indirectly contracts to provide the necessary treatment. APS Healthcare operates in the United States and Puerto Rico. For further discussion of this transaction, see Note 5—Business Combinations.

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

Caremark Corporation, or CVS Caremark, and Ulysses Merger Sub, L.L.C., an indirect wholly-owned subsidiary of CVS Caremark or Merger Sub, to provide for the purchase of Old Universal American's Medicare Part D Business by CVS Caremark for approximately $1.4 billion through the merger of Merger Sub with and into Old Universal American, with Old Universal American continuing as the surviving corporation and a wholly-owned subsidiary of CVS Caremark and (ii) a separation agreement, or Separation Agreement, with Universal American, to provide for the separation of Old Universal American's Medicare Part D Business from its remaining businesses, which included the Medicare Advantage and Traditional Insurance businesses. The sale of the Medicare Part D Business to CVS Caremark and related transactions are referred to as the "Part D Transaction." Prior to the closing of the Part D Transaction, Universal American conducted no business activities.

        On April 29, 2011, the parties consummated the Part D Transaction and shareholders of Old Universal American received $14.00 in cash and one share of our common stock for each share owned by them. At the closing of the Part D Transaction, Old Universal American separated all of its businesses other than its Medicare Part D Business, transferred those businesses to the Company, became a wholly-owned subsidiary of CVS Caremark, changed its name to Caremark Ulysses Holding Corp., and de-registered its shares with the Securities and Exchange Commission and de-listed its shares on the New York Stock Exchange (NYSE). The net assets transferred to CVS Caremark at the closing of the Part D Transaction amounted to $443.6 million and were recorded as an adjustment to retained earnings.

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

2. BASIS OF PRESENTATION

        We have prepared the accompanying Consolidated Financial Statements in conformity with U.S. generally accepted accounting principles, or U.S. GAAP, in accordance with Article 10 of the Securities and Exchange Commission's Regulation S-X, and consolidate the accounts of Universal American and its subsidiaries at December 31, 2012:

  •
  American Pioneer Life Insurance Company;

  •
  American Progressive Life & Health Insurance Company of New York;

  •
  Constitution Life Insurance Company;

  •
  Marquette National Life Insurance Company;

  •
  The Pyramid Life Insurance Company;

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. BASIS OF PRESENTATION (Continued)

  •
  Union Bankers Insurance Company;

  •
  Heritage Health Systems, Inc.;

  •
  Collaborative Health Systems, Inc.;

  •
  APS Healthcare, Inc.; and

  •
  Universal American Financial Services, Inc.

        In 2012, we entered into agreements with various healthcare providers to establish ACOs. These ACOs were generally formed as Limited Liability Companies. Our percentage ownership of each ACO varies, however, our share of the income of an ACO is generally 50% and our share of losses of an ACO is generally 100%. In the event of losses, we will share in 100% of subsequent profits until our losses are recovered. Any remaining profits are shared at 50%.

        The ACOs are considered variable interest entities, known as VIEs, under U.S. GAAP as these entities do not have sufficient equity to finance their own operations without additional financial support. We assess our contractual, ownership or other interests in a VIE to determine if our interest participates in the variability the VIE was designed to absorb and pass onto variable interest holders. We perform an ongoing qualitative assessment of our variable interests in VIEs to determine whether we have a controlling financial interest and would therefore be considered the primary beneficiary of the VIE. We have determined that we are not the primary beneficiary of the ACOs, and therefore we cannot consolidate them. We account for our participation in the ACOs using the equity method. Gains and losses from our participation in the ACOs are reported as equity in earnings (losses) of unconsolidated subsidiaries in the consolidated statements of operations. Our net investment in the ACOs is reported in other assets in the consolidated balance sheets.

        For our insurance and health plan subsidiaries, U.S. GAAP differs from statutory accounting practices prescribed or permitted by regulatory authorities.

        We have eliminated all material intercompany transactions and balances.

        Subsequent events were evaluated through the date these consolidated financial statements were issued.

        Use of Estimates:    The preparation of our financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the amounts reported by us in our Consolidated Financial Statements and the accompanying Notes. Critical accounting policies require significant subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. These estimates are based on information available at the time the estimates are made, as well as anticipated future events. Actual results could differ materially from these estimates. We periodically evaluate our estimates, and as additional information becomes available or actual amounts become determinable, we may revise the recorded estimates and reflect the revisions in operating results. In our judgment, the accounts involving estimates and assumptions that are most critical to the preparation of our financial statements are policy related liabilities and expense recognition, deferred policy acquisition costs, goodwill and other intangible assets, investment valuation, revenue recognition—Medicare Advantage products, and income taxes. There have been no changes in our critical accounting policies during 2012 other than the adoption of Accounting Standard Update, known as ASU, 2010-26, Accounting for Costs Associated with Acquiring or

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. BASIS OF PRESENTATION (Continued)

Renewing Insurance Contracts, which amended Financial Accounting Standards Board, known as FASB, ASC Topic 944, Financial Services—Insurance (See Note 4—Recent and Pending Accounting Pronouncements).

        Adjustments to Financial Statements:    The Company's prior annual financial statements, including the years ended December 31, 2011 and 2010, have been adjusted for the following items:

  •
  Change in accounting principle—The retrospective adoption of ASU 2010-26, Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts. Retrospective application of accounting principles should be applied as if the change had been made as of the beginning of the earliest period presented. In the case of our Annual Report on Form 10-K for the year ended December 31, 2012, that would be January 1, 2010. The reduction in deferred acquisition costs, or DAC, from our retrospective adoption affected our life insurance and annuity reinsurance transaction in 2009 and resulted in our recognition of a pre-tax gain on the transaction of $17.6 million, which we have deferred and are amortizing over the estimated remaining life of the ceded block of business. (see Note 4—Recently Issued and Pending Accounting Pronouncements for additional information);

  •
  Correction—To correct the accounting related to our recording of certain policy reserves and deferred acquisition costs in our Traditional Insurance segment along with the related deferred income tax impact. During 2012 we undertook a comprehensive evaluation of reserve methodology in our Traditional Insurance segment when we identified inconsistencies developing in the relationship between GAAP reserves and statutory reserves. As a result of this evaluation, we discovered an understatement of policy reserves and deferred acquisition costs primarily related to the 2002 conversion to a new valuation system of a block of business that we had acquired in 1999; and

  •
  Other—In connection with the restatement, to record adjustments in their proper period for items that are not considered material but were previously corrected out-of-period.

        We evaluated the Correction and other adjustments in connection with the preparation of our financial statements as of and for the year ended December 31, 2012 and determined that these changes should be reported as a correction of errors in the prior periods. We determined that the errors are immaterial to our prior periods' financial statements; however correcting the errors in the current period would materially misstate our current period financial statements and therefore, we are correcting the errors in our current period financial statements by adjusting the prior period information and adding disclosure of the errors.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. BASIS OF PRESENTATION (Continued)

        The following table reflects the adjustments to the financial statement line items of our Consolidated Balance Sheet at December 31, 2011:

	As Reported	DAC Adoption	Correction	Other	As Adjusted
	(in thousands)
Deferred policy acquisition costs	$141,513	$(35,122)	$1,792	$—	$108,183
Reinsurance recoverables—health	122,269	—	5,925	—	128,194
Income taxes receivable	51,175	—	—	(3,297)	47,878
Total assets	2,388,518	(35,122)	7,717	(3,297)	2,357,816
Reserves for future policy benefits—health	408,872	—	24,544	9,118	442,534
Policy and contract claims—health	182,792	—	—	(9,118)	173,674
Deferred income tax payable	52,032	(17,323)	(5,890)	294	29,113
Other liabilities	131,351	14,372	—	(1,756)	143,967
Total liabilities	1,403,212	(2,951)	18,654	(1,462)	1,417,453
Total stockholders' equity	985,306	(32,171)	(10,937)	(1,835)	940,363
Total liabilities and stockholders' equity	2,388,518	(35,122)	7,717	(3,297)	2,357,816

        The following table reflects the adjustments to the financial statement line items of our Consolidated Statements of Operations for the year ended December 31, 2011:

	As Reported	DAC Adoption	Correction	Other	As Adjusted
	(in thousands, except per share amounts)
Net premium and policyholder fees earned	$2,219,813	$—	$—	$1,556	$2,221,369
Fee and other income	14,637	1,173	—	—	15,810
Total revenues	2,282,716	1,173	—	1,556	2,285,445
Claims and other benefits	1,812,815	—	(847)	(4,700)	1,807,268
Change in deferred acquisition costs	3,237	599	444	—	4,280
Other operating costs and expenses	355,025	—	—	1,439	356,464
Total benefits, claims and expenses	2,278,636	599	(403)	(3,261)	2,275,571
Income from continuing operations before income taxes	$4,080	$574	$403	$4,817	$9,874
Provision for income taxes	3,821	201	141	3,004	7,167

Income from continuing operations	259	373	262	1,813	2,707
Loss from discontinued operations	(43,275)	—	—	(7,633)	(50,908)

Net (loss) income	$(43,016)	$373	$262	$(5,820)	$(48,201)

Earnings (loss) per common share:
Basic:
Continuing operations	$0.01	$—	$—	$0.02	$0.03
Discontinued operations	(0.53)	—	—	(0.11)	(0.64)

Net loss	$(0.52)	$—	$—	$(0.09)	$(0.61)

Diluted:
Continuing operations	$0.01	$—	$—	$0.02	$0.03
Discontinued operations	(0.54)	—	—	(0.09)	(0.63)

Net loss	$(0.53)	$—	$—	$(0.07)	$(0.60)

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. BASIS OF PRESENTATION (Continued)

        The following table reflects the adjustments to the financial statement line items of our Consolidated Statements of Operations for the year ended December 31, 2010:

	As Reported	DAC Adoption	Correction	Other	As Adjusted
	(in thousands, except per share amounts)
Net premium and policyholder fees earned	$3,445,749	$—	$—	$(1,556)	$3,444,193
Fee and other income	9,575	1,173	—	—	10,748
Total revenues	3,501,785	1,173	—	(1,556)	3,501,402
Claims and other benefits	2,860,641	—	(880)	3,199	2,862,960
Change in deferred acquisition costs	5,648	(1,114)	649	—	5,183
Other operating costs and expenses	405,568	—	—	(9,332)	396,236
Total benefits, claims and expenses	3,382,572	(1,114)	(231)	(6,133)	3,375,094
Income from continuing operations before income taxes	$119,213	$2,287	$231	$4,577	$126,308
Provision for income taxes	38,182	801	81	(399)	38,665

Income from continuing operations	81,031	1,486	150	4,976	87,643
Income from discontinued operations	106,648	—	—	(5,030)	101,618

Net income (loss)	$187,679	$1,486	$150	$(54)	$189,261

Earnings (loss) per common share:
Basic:
Continuing operations	$1.04	$0.02	$—	$0.06	$1.12
Discontinued operations	1.36	—	—	(0.06)	1.30

Net income	$2.40	$0.02	$—	$—	$2.42

Diluted:
Continuing operations	$1.03	$0.02	$—	$0.06	$1.11
Discontinued operations	1.35	—	—	(0.06)	1.29

Net income	$2.38	$0.02	$—	$—	$2.40

        Comprehensive loss for 2011 as reported was ($29.4) million and has been adjusted to ($34.6) million. Comprehensive income for 2010 as reported was $193.1 million and has been adjusted to $194.7 million.

        Retained earnings at January 1, 2010 decreased by $38.3 million, net of tax, with $34.0 million of this decrease resulting from the retrospective adoption of the new guidance for deferred acquisition costs contained in ASU 2010-26 and $11.4 million relating to the correction, partially offset by an increase of $7.1 million relating to other adjustments.

        In 2011, after the impact of the adjustments noted above, cash used for operating activities from discontinued operations decreased by $7.6 million due to other adjustments related to the increased loss from discontinued operations. This was offset by a $7.6 million decrease in cash provided by financing activities from discontinued operations. There was no change in continuing operations cash flows.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. BASIS OF PRESENTATION (Continued)

        In 2010, after the impact of the adjustments noted above, cash used for operating activities from discontinued operations increased by $1.9 million due to other adjustments related to the increased loss from discontinued operations. This was offset by a $1.9 million decrease in cash used by financing activities from discontinued operations. In addition, the other adjustments resulted in a $6.9 million increase in cash provided by operating activities from continuing operations, which was offset by a $6.9 million change in the net decrease in cash and cash equivalents from discontinued operations.

        The adjustments did not change cash provided by (used in) investing activities from continuing or discontinued operations for either 2011 or 2010.

        See Note 26—Quarterly Results for additional information regarding our unaudited quarterly financial data for the years ended December 31, 2012 and 2011, which data reflects this correction.

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

        Unrealized gains and losses on available for sale securities are excluded from earnings and reported as accumulated other comprehensive income, unless the losses are determined to be other-than-temporary. This is reported net of tax, and the effect on long-term claim reserves and deferred policy acquisition costs.

        As of December 31, 2012 and 2011, we classified all fixed maturity securities as available for sale and carried them at fair value, with the unrealized gain or loss, net of tax, included in accumulated other comprehensive income. We carry short-term investments at cost, which approximates fair value. Other invested assets consist principally of cost-basis equity investments, equity securities, policy loans, mortgage loans and collateral loans. We carry cost-basis equity investments at the lower of cost or fair value and equity securities at current fair value. We carry policy loans at the unpaid principal balance. We carry mortgage loans at the unpaid principal balance. We carry collateral loans at the underlying value of their collateral that is the cash surrender value of life insurance.

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

        Interest Rate Swaps:    Interest rate swaps involve the periodic exchange of cash flows with other parties, at specified intervals, calculated using agreed upon rates and notional principal amounts. We use interest rate swaps from time to time as part of our overall risk management strategy to efficiently

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

reduce the duration, or sensitivity, of our fixed maturity investment portfolio market value to a rise in interest rates.

        Our swaps are designated as held for managing asset-related risks that do not qualify for hedge treatment. Because the swaps do not meet the criteria for hedge accounting, gains or losses resulting from changes in fair value are recognized currently in earnings. Their fair value is based on the present value of expected net cash flows as determined by the contract rate and the LIBOR forward rate curve on the valuation date. As a component of managing overall interest rate risk, such gains and losses are most appropriately considered in the context of changes in the unrealized gains and losses on the fixed income portfolio. The swaps are recorded at fair value in other assets in our consolidated balance sheets.

        We actively manage any counterparty exposure through a collateral support agreement that requires daily cash settlement of any gain or loss above a $250,000 threshold.

        Deferred Policy Acquisition Costs:    In accordance with ASU 2010-26, we defer the costs of acquiring new business that are directly related to the successful acquisition or renewal of insurance contracts; incremental direct costs of contract acquisition that are incurred in transactions with either independent third parties or employees; and advertising costs meeting the capitalization criteria for direct-response advertising. The determination of deferability is made on a contract-level basis.

        For our net retained traditional life and health products, we amortize DAC in proportion to premium revenue using the same assumptions used in estimating the liabilities for future policy benefits in accordance with ASC 944. Under ASC 944, Financial Services—Insurance, any unamortized DAC relating to lapsed policies must be amortized as of the date of the lapse.

        We test for the recoverability of DAC at least annually. To the extent that we determine that the present value of future policy premiums would not be adequate to recover the unamortized costs, we would write off the excess deferred policy acquisition costs. Based on our review of DAC recoverability in 2012, we determined the DAC was recoverable.

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

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Amortizing intangible assets:    We must estimate and make assumptions regarding the useful life we assign to our amortizing intangible assets. Set forth below are our annual amortization policies for each of the main categories of amortizing intangible assets:

Description	Weighted Average Life At Acquisition (Years)	Amortization Basis
Insurance policies acquired	9	The pattern of projected future cash flows for the policies acquired over the estimated weighted average life of the policies acquired
Provider contracts	5-10	Straight line over the estimated weighted average life of the contracts
Non-compete agreements	7	Straight line over the length of the agreement
Customers/membership acquired	5-7	Straight line over the estimated weighed average life of membership
Software platform	8	Straight line over the estimated life of the software
Trademarks/tradenames	4	Straight line over the estimated weighed average life of the trademarks/tradenames

        In accordance with ASC 350, Intangibles—Goodwill and Other, we periodically review amortizing intangible assets whenever adverse events or changes in circumstances indicate the carrying value of the asset may not be recoverable. In assessing recoverability, we must make assumptions regarding estimated future cash flows and other factors to determine if an impairment loss may exist, and, if so, estimate fair value. If these estimates or their related assumptions change in the future, we may be required to record impairment losses for these assets. During our review of recoverability in the fourth quarter of 2011, we determined that the undiscounted cash flows from our acquired agency intangible asset were less than its carrying value of $15.6 million indicating that it was no longer fully recoverable. We recorded an impairment of $15.6 million at December 31, 2011 as the fair value was estimated to be immaterial. There were no other impairments of our amortizing intangible assets during 2012, 2011 or 2010.

        Goodwill:    Goodwill represents the amount of the purchase price in excess of the fair values assigned to the underlying identifiable net assets of acquired businesses. Goodwill is not amortized, but is subject to an annual impairment test. ASC 350, Goodwill and Other Intangible Assets, requires that goodwill balances be reviewed for impairment at the reporting unit level at least annually or more frequently if events occur or circumstances change that would indicate that a triggering event, as defined in ASC 350, has occurred. A reporting unit is defined as an operating segment or one level below an operating segment. Our reporting units are equivalent to our operating segments. We have goodwill assigned to our Senior Managed Care—Medicare Advantage and APS Healthcare reporting units. The goodwill related to the acquisition of APS Healthcare is included in our Corporate segment.

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

        We perform our annual goodwill assessment for the individual reporting units as of October 1. Based on this assessment we determined that the fair value of each reporting unit, for which goodwill had been allocated, was in excess of the respective reporting unit's carrying value (the first step of the goodwill impairment test) for 2012 and 2011.

        During each quarter, we perform a review of certain key components of our valuation of our reporting units, including the operating performance of the reporting units compared to plan (which was the primary basis for the prospective financial information included in our last goodwill impairment test as of October 1, 2012), our weighted average cost of capital and our stock price and market capitalization. Based on our review of these items through the reporting date, we believe that our estimate of fair value for each of our reporting units remains reasonable.

        Medicare Overview:    Medicare is a federal health insurance program that provides Americans age 65 and over, and some disabled persons under the age of 65, certain hospital, medical and prescription drug benefits. The Medicare program consists of four parts, labeled Parts A—D.

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

        Membership—We analyze the membership for our Medicare HMO, PPO, Network PFFS and Non-network PFFS in our administrative system and reconcile to the enrollment provided by CMS. There are timing differences between the addition of a member to our administrative system and the approval, or accretion, of the member by CMS. Additionally, the monthly payments from CMS include adjustments to reflect changes in the status of membership as a result of retroactive terminations, additions, whether CMS is secondary to other insurance coverage or other changes. Current period membership, net premium, CMS subsidies and claims expense are adjusted to reflect retroactive changes in membership.

        Medicare Risk Adjustment Provisions—CMS uses risk-adjusted rates per member to determine the monthly payments to Medicare Plans. CMS has implemented a risk adjustment model which apportions premiums paid to all health Plans according to health diagnoses. The risk adjustment model uses health status indicators, or risk scores, to improve the accuracy of payment. The CMS risk adjustment model

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

pays more for members with increasing health severity. Under this risk adjustment methodology, diagnosis data from inpatient and ambulatory treatment settings are used by CMS to calculate the risk adjusted premium payment to Medicare Plans. The monthly risk-adjusted premium per member is determined by CMS based on normalized risk scores of each member from the prior year. Annually, CMS provides the updated risk scores to the Plans and revises premium rates prospectively, beginning with the July remittance for current Plan year members. CMS will also calculate the retroactive adjustments to premium related to the revised risk scores for the current year for current Plan year members and for the prior year for prior Plan year members.

        Recognition of Premium Revenues and Policy Benefits—Medicare Plans—We receive monthly payments from CMS related to members in our Medicare coordinated care Plans, which include PPOs and HMOs and network-based PFFS and rural (non-network) PFFS Plans (collectively, the "Plans"). The recognition of the premium and cost reimbursement components under these Plans is described below:

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

        Low-Income Premium Subsidy—For qualifying low-income status, or LIS, members of our Plans with Part D benefits, CMS pays us for some or all of the LIS member's monthly pharmacy benefit premium. The CMS payment is dependent upon a member's income level which is determined by the Social Security Administration. Low-income premium is recognized over the contract period and reported as premium revenue.

        Low-Income Cost Sharing Subsidy—For qualifying LIS members of our Plans with Part D benefits, CMS will reimburse the Plans for all or a portion of the LIS member's deductible, coinsurance and

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

co-payment amounts for pharmacy benefits above the out of pocket threshold for low income beneficiaries. Low-income cost sharing subsidies are paid by CMS prospectively as a fixed amount per member per month, and are determined based upon the Plan year bid we submitted to CMS. After the close of the annual Plan year, CMS reconciles actual experience to low-income cost sharing subsidies paid to the Plan and any differences are settled between CMS and the Plan. The low-income subsidy is accounted for as deposit accounting and therefore not recognized in operations.

        Coverage Gap Discount Program—We receive advance payments from CMS as subsidies for members of our Plans with Part D coverage who reach the coverage gap. Effective January 1, 2011, CMS instituted the Medicare Coverage Gap Discount Program, or CGDP. CGDP makes manufacturer discounts available to eligible Medicare beneficiaries receiving applicable covered Part D drugs while in the coverage gap. In general, the discount on each applicable covered Part D drug is fifty percent of an amount equal to the negotiated price. Members will continue to receive these discounts and they will grow until the coverage gap is closed in 2020.

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

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

  •
  Active life reserves, or ALR, are established, consisting primarily of unearned premiums and additional contract reserves computed on the net level premium method. Additionally, claim reserves are established for the present value of future payments not yet due on incurred claims, or PVANYD. Changes in the ALR and the PVANYD, net of reinsurance, are reported in reserves and other policy benefits—health line in our consolidated statements of operations.

  •
  Expenses eligible for capitalization as deferred policy acquisition costs, such as commissions in excess of the ultimate commission and underwriting costs, are capitalized and amortized over the anticipated life of the policy.

        Recognition of Premium Revenues and Policy Benefits for Life Insurance Products:    On April 24, 2009, we reinsured substantially all of our in-force life insurance and annuity business to the Commonwealth Annuity and Life Insurance Company, known as Commonwealth, and the First Allmerica Financial Life Insurance Company. This transaction is discussed in more detail in Note 10—Reinsurance. This business is reinsured on a 100% quota share basis. In 2010 the annuity portion of this reinsurance transaction was commuted with Commonwealth and reinsured with Athene Re, Ltd. We no longer sell these products. Revenues and benefits are reported net of amounts ceded, and therefore have no effect on our Consolidated Statements of Operations.

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

        Recognition of Revenues—Specialty Health Services:    Our APS Healthcare subsidiary provides specialty health services focused on behavioral health benefits, disease and condition management, and

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

quality review and improvement. All of these services are designed to reduce health-related costs and enhance the health and quality of life of the members served. These services are provided to government agencies, such as state Medicaid programs, commercial health plans, employers and unions. APS Healthcare provides these services on either an at-risk basis or an administrative services only, or ASO, basis.

        On an at risk basis, we participate in various capitation agreements with managed care organizations under which we assume all of the financial risk for mental health care services provided to the respective managed care organization's enrollees residing within a specified geographic area. Revenue for these services is recognized in the period in which the enrollees are entitled to receive such benefits, based on a fixed per member per month fee. Revenue related to such services is recorded as net premium and policyholder fees earned in the consolidated statements of operations.

        We also participate in various ASO arrangements under which we agree to provide administrative and management services in return for a fixed fee per member per month or per year. Under these agreements, we report administrative revenue in the period the related services are performed, based on the eligible enrollees for the period. Revenue from these ASO services is recorded as fee and other income in the consolidated statements of operations.

        Some of our contracts include performance-based terms that provide for the refund of a portion of our fees to the customer if our programs do not achieve a targeted percentage reduction in the customer's healthcare costs and / or improvement in selected clinical and/or other criteria that focus on improving the health of the members, when compared to a baseline year. We perform periodic evaluation of our exposure to such performance-based provisions and record our best estimate of such exposure as a liability and a reduction of revenue. At December 31, 2012, we carried $5.1 million of liabilities related to performance-based provisions included in other liabilities in the accompanying consolidated balance sheets. We anticipate that these liabilities will fluctuate due to the level of performance-based fees in new contracts, the level or extent to which performance-based metrics are utilized or attained and the timing of final data reconciliation, which varies according to contract terms.

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

        Stock-Based Compensation:    We have a stock-based incentive plan for our employees, non-employee directors, agents and others. Detailed information for activity in our stock plans can be found in Note 19—Stock-Based Compensation. In accordance with ASC 718, Compensation—Stock Compensation, we recognize compensation costs for share-based payments to employees and non-employee directors based on the grant date fair value of the award and permits them to amortize this fair value over the grantees' service period.

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

        This guidance is effective for fiscal years beginning after December 15, 2011, and interim periods within those years. This guidance may be applied prospectively upon the date of adoption, with retrospective application permitted, but not required. We adopted this guidance retrospectively on January 1, 2012, resulting in a write down of the Company's deferred acquisition costs of approximately $35.1 million, as of the date of adoption, relating to those costs which no longer meet the revised guidance as summarized above.

        The cumulative effect of the retrospective adoption of this guidance, with consideration to the impact on the transactions noted above, is summarized in Note 2—Basis of Presentation—Adjustments to Financial Statements.

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

        We adopted this guidance retrospectively on January 1, 2012. There was no substantive impact to our financial position or results of operations, as the amendments related only to changes in financial statement presentation.

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

5. BUSINESS COMBINATION

  Acquisition of APS Healthcare

        On March 2, 2012, we acquired 100% of the outstanding voting stock of APS Healthcare, a provider of specialty healthcare solutions primarily to Medicaid Agencies. APS Healthcare offers a broad range of healthcare solutions, including case management and care coordination, clinical quality and utilization review, and behavioral health services that enable its customers to improve the quality of their care and reduce healthcare costs. APS Healthcare operates in the United States and Puerto Rico.

        The purchase price for the transaction was $222.3 million, which is net of a working capital adjustment of $5.2 million. The consideration comprised $147.8 million in cash to retire APS Healthcare's outstanding indebtedness and other liabilities and approximately $74.5 million in Universal American common stock.

        To fund the equity portion of the purchase price, Universal American issued 6,314,690 shares of its common stock to funds affiliated with the private equity firm GCTR and other former equity holders

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. BUSINESS COMBINATION (Continued)

of APS Healthcare (net of 189,771 shares returned to Universal American as part of the finalization of the working capital adjustment as discussed below).

        To fund the cash portion of the purchase price, at closing, Universal American entered into a new $225 million Credit Facility with a group of lenders led by Bank of America Merrill Lynch, consisting of a $150 million term loan and a $75 million revolving credit facility, which was undrawn at closing.

        During the year ended December 31, 2012, we recognized $3.7 million of acquisition related costs (primarily in the first quarter). These costs are included in the line item "Other operating costs and expenses" in the consolidated statements of operations. We also incurred $5.8 million of costs in connection with the new credit facility. These costs have been deferred, are included in Other assets in our consolidated balance sheets, and will be amortized over the life of the term loan.

        During the year ended December 31, 2012, we recorded $4.3 million of acquisition accounting adjustments. The working capital adjustment was finalized in the third quarter of 2012, resulting in a $2.2 million decrease to the purchase price and the return of 189,771 shares of Universal American common stock. The remaining $2.1 million included an increase in deferred tax assets of $3.4 million, net of an increase in claims payable of $0.8 million and a decrease in other current assets of $0.5 million. These adjustments were offset to goodwill. There have been no other adjustments to the fair value estimates made as of the acquisition date.

        As of December 31, 2012 the purchase price allocation remains preliminary and could change materially in subsequent periods after giving consideration to final valuation reports and obtaining additional information regarding asset valuations, liabilities assumed, and revisions of preliminary estimates. Any subsequent changes to the purchase price allocation during the measurement period that result in material changes to our consolidated financial results will be adjusted retrospectively, to the extent they relate to facts and circumstances that existed as of the acquisition date.

        The following table summarizes the estimated fair values of the assets acquired and liabilities assumed as of the acquisition date:

March 2, 2012
(in thousands)
Cash	$9,991
Other current assets	55,376
Deferred tax asset	16,845
Property, plant and equipment, net	9,623
Amortizing intangible assets	29,200
Other assets	560

Total identifiable assets acquired	121,595

Other current liabilities	49,975
Claims payable	9,239
Other liabilities	5,612

Total liabilities assumed	64,826

Net identifiable assets acquired	56,769
Goodwill	165,483

Net assets acquired	$222,252

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. BUSINESS COMBINATION (Continued)

        The value of the amortizing intangible assets was assigned as follows:

Description	Estimated Life	Amount (in millions)
Customer Relationships	5	$15.0
Software Platform	8	8.0
Provider Network	5	2.4
Trade Name	4	3.8

Total Amortizing Intangibles		$29.2

        The goodwill recognized, assigned to the Corporate and Other segment, is attributable primarily to expected synergies and the assembled workforce of APS Healthcare. During the year ended December 31, 2012, management identified approximately $5.5 million of goodwill that is expected to be deductible for tax purposes.

        The fair value of accounts receivable acquired was $43.0 million, with the gross contractual amount being $43.2 million. We expect that $0.2 million will be uncollectible.

        The operating results generated by APS Healthcare from March 2, 2012, the date of acquisition, were not material to our consolidated results of operations.

        The unaudited consolidated pro forma results of operations, assuming that operating results for APS Healthcare were included for the entire years ended December 31, 2012 and 2011 are as follows:

	2012	2011
	(in thousands)
Total revenues	$2,229,897	$2,601,160

Income from continuing operations before income taxes	$81,400	$20,455

Income from continuing operations	$55,364	$9,373

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

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. INVESTMENTS

        The amortized cost and fair value of fixed maturity investments are as follows:

	December 31, 2012
Classification	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Gross Unrealized OTTI(1)	Fair Value
	(in thousands)
U.S. Treasury securities and U.S. Government obligations	$31,125	$192	$(3)	$—	$31,314
Government sponsored agencies	16,893	764	(2)	—	17,655
Other political subdivisions	106,759	2,854	(65)	—	109,548
Corporate debt securities	498,497	35,186	(423)	—	533,260
Foreign debt securities	115,441	5,200	(8)	—	120,633
Residential mortgage-backed securities	241,647	12,157	(139)	—	253,665
Commercial mortgage-backed securities	74,142	4,841	(474)	—	78,509
Other asset-backed securities	62,138	1,805	(548)	(4,631)	58,764

	$1,146,642	$62,999	$(1,662)	$(4,631)	$1,203,348

	December 31, 2011
Classification	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Gross Unrealized OTTI(1)	Fair Value
	(in thousands)
U.S. Treasury securities and U.S. Government obligations	$42,055	$1,031	$—	$—	$43,086
Government sponsored agencies	17,185	1,662	—	—	18,847
Other political subdivisions	105,092	3,079	(153)	—	108,018
Corporate debt securities	534,990	17,279	(5,591)	—	546,678
Foreign debt securities	78,359	841	(3,784)	—	75,416
Residential mortgage-backed securities	265,448	12,828	(17)	—	278,259
Commercial mortgage-backed securities	78,506	1,931	(641)	—	79,796
Other asset-backed securities	79,039	2,137	(3,340)	(4,988)	72,848

	$1,200,674	$40,788	$(13,526)	$(4,988)	$1,222,948

(1)
Other-than-temporary impairments.

        At December 31, 2012, gross unrealized losses on mortgage-backed and asset-backed securities totaled $5.8 million, consisting primarily of unrealized losses of $5.2 million on subprime residential mortgage loans, as discussed below, and $0.5 million related to obligations of commercial mortgage-backed securities. The fair value of certain subprime securities is depressed due to the deterioration of collectability of the underlying mortgages. The fair value of the other securities is depressed primarily due to changes in interest rates. We have evaluated these holdings, with input from our investment managers, and do not believe further other-than-temporary impairment to be warranted.

        The amortized cost and fair value of fixed maturity investments at December 31, 2012 by contractual maturity are shown below. Expected maturities will differ from contractual maturities

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. INVESTMENTS (Continued)

because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
	(in thousands)
Due in 1 year or less	$47,311	$48,272
Due after 1 year through 5 years	324,932	341,157
Due after 5 years through 10 years	302,583	323,129
Due after 10 years	93,889	99,852
Mortgage and asset-backed securities	377,927	390,938

	$1,146,642	$1,203,348

        The fair value and unrealized loss as of December 31, 2012 and 2011 for fixed maturities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are shown below:

	Less than 12 Months		12 Months or Longer		Total
December 31, 2012	Fair Value	Gross Unrealized Losses and OTTI	Fair Value	Gross Unrealized Losses and OTTI	Fair Value	Gross Unrealized Losses and OTTI
	(in thousands)
U.S. Treasury securities and U.S. Government obligations	$8,046	$(3)	$—	$—	$8,046	$(3)
Government sponsored agencies	2,612	(2)	—	—	2,612	(2)
Other political subdivisions	12,688	(65)	—	—	12,688	(65)
Corporate debt securities	27,374	(189)	5,037	(234)	32,411	(423)
Foreign debt securities	1,246	(8)	—	—	1,246	(8)
Residential mortgage-backed securities	27,105	(139)	—	—	27,105	(139)
Commercial mortgage-backed securities	—	—	1,005	(474)	1,005	(474)
Other asset-backed securities	—	—	15,432	(5,179)	15,432	(5,179)

Total fixed maturities	$79,071	$(406)	$21,474	$(5,887)	$100,545	$(6,293)

Total number of securities in an unrealized loss position						71

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. INVESTMENTS (Continued)

	Less than 12 Months		12 Months or Longer		Total
December 31, 2011	Fair Value	Gross Unrealized Losses and OTTI	Fair Value	Gross Unrealized Losses and OTTI	Fair Value	Gross Unrealized Losses and OTTI
	(in thousands)
U.S. Treasury securities and U.S. Government obligations	$—	$—	$—	$—	$—	$—
Government sponsored agencies	—	—	—	—	—	—
Other political subdivisions	—	—	6,104	(153)	6,104	(153)
Corporate debt securities	112,656	(5,370)	12,024	(221)	124,680	(5,591)
Foreign debt securities	58,035	(3,687)	2,382	(97)	60,417	(3,784)
Residential mortgage-backed securities	—	—	637	(17)	637	(17)
Commercial mortgage-backed securities	875	(1)	1,965	(640)	2,840	(641)
Other asset-backed securities	10,321	(122)	23,191	(8,206)	33,512	(8,328)

Total fixed maturities	$181,887	$(9,180)	$46,303	$(9,334)	$228,190	$(18,514)

Total number of securities in an unrealized loss position						83

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

        As of December 31, 2012, we held subprime securities with par values of $20.6 million, an amortized cost of $20.6 million and a fair value of $15.4 million representing approximately 1.0% of our cash and invested assets, with collateral comprised substantially of first lien mortgages in senior or senior mezzanine level tranches, with an average Standard & Poor's rating of A.

        The following table presents our exposure to subprime residential mortgages by vintage year.

Vintage Year	Amortized Cost	Fair Value	Gross Unrealized Losses & OTTI
	(in thousands)
2005	$13,611	$12,615	$(996)
2006	7,000	2,817	(4,183)

Totals	$20,611	$15,432	$(5,179)

        We continuously review our subprime holdings stressing multiple variables, such as cash flows, prepayment speeds, default rates and loss severity, and comparing current base case loss expectations to the loss required to incur a principal loss. Based on the analysis of the remaining subprime holdings at

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. INVESTMENTS (Continued)

December 31, 2012, we do not believe there is additional other-than-temporarily impairment on these securities.

        The following table summarizes, on a pre-tax basis, our other-than-temporary impairments on fixed maturity securities recorded in our consolidated statement of operations in each of the three years ended December 31:

	Year Ended
	2012	2011	2010
	(in thousands)
Subprime	$—	$129	$289
Other structured	—	168	526

	$—	$297	$815

  Interest Rate Swaps

        As of December 31, 2012, we have $100 million notional interest rate swaps outstanding with a fair value of $1.1 million and a maturity date of February 13, 2023. This gain is reflected in realized gains in the consolidated statements of operations.

        The details of net investment income are as follows:

	2012	2011	2010
	(in thousands)
Investment Income:
Fixed maturities	$43,622	$48,254	$40,395
Cash and cash equivalents	348	505	1,123
Other	744	1,021	856

Gross investment income	44,714	49,780	42,374
Investment expenses	(2,317)	(2,355)	(2,488)

Net investment income	$42,397	$47,425	$39,886

        There were no non-income producing fixed maturity securities for the years ended December 31, 2012, 2011 and 2010.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. INVESTMENTS (Continued)

        Gross realized gains and gross realized losses included in the consolidated statements of operations are as follows:

	2012	2011	2010
	(in thousands)
Realized gains:
Fixed maturities	$15,058	$7,515	$23,138
Interest rate swap	3,436	—	—
Other	119	2	109

	18,613	7,517	23,247

Realized losses:
Fixed maturities, excluding OTTI	(1,791)	(5,336)	(13,825)
Other	(218)	(1,340)	(2,847)

	(2,009)	(6,676)	(16,672)

Net realized gains	$16,604	$841	$6,575

        At December 31, 2012 and 2011, we held unrated or below-investment grade fixed maturity securities as follows:

	2012	2011
	(in thousands)
Carrying value (fair value)	$10,991	$9,221

Percentage of total invested assets	0.8%	0.7%

        The largest investment in any one such below-investment grade security was $2.8 million, or 0.2% of total assets at December 31, 2012 and $2.1 million, or 0.1% of total assets at December 31, 2011.

        We have reflected investments held by various states as security for our policyholders in our fixed maturity investments. These investments had carrying values of $36.0 million at December 31, 2012 and $35.0 million at December 31, 2011.

7. FAIR VALUE MEASUREMENTS

        We carry fixed maturity investments, equity securities and interest rate swaps at fair value in our Consolidated Financial Statements. These fair value disclosures consist of information regarding the valuation of these financial instruments followed by the fair value measurement disclosure requirements of Fair Value Measurements and Disclosures Topic, ASC 820-10.

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

7. FAIR VALUE MEASUREMENTS (Continued)

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

        The following table presents our assets and liabilities that we carry at fair value by ASC 820 hierarchy levels (in thousands):

December 31, 2012	Total	Level 1	Level 2	Level 3
Assets:
Fixed maturities, available for sale	$1,203,348	$—	$1,200,895	$2,453
Equity securities	7,608	—	7,608	—
Interest rate swaps	1,095	—	1,095	—

Total assets	$1,212,051	$—	$1,209,598	$2,453

December 31, 2011
Assets:
Fixed maturities, available for sale	$1,222,948	$—	$1,220,328	$2,620

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

  Valuation of Fixed Maturities and Equity Securities

        We have engaged an investment advisor to manage a portion of our portfolio, perform investment accounting and provide valuation services. Securities prices are obtained by the advisor from

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. FAIR VALUE MEASUREMENTS (Continued)

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

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. FAIR VALUE MEASUREMENTS (Continued)

primarily consisting of private placement asset-backed securities, as Level 3 because this model pricing includes significant non-observable inputs.

        The following table presents the fair value of the significant asset sectors within the ASC 820 Level 3 securities:

	December 31, 2012
	Fair Value	% of Total Fair Value
	(in thousands)
Mortgage and asset-backed securities	$2,453	100.0%

        Mortgage and asset-backed securities represent private-placement securities that are thinly traded and priced using an internal model or modeled by independent brokers.

        The following table provides a summary of changes in the fair value of our Level 3 financial assets. Transfers between levels are recognized as of the beginning of the reporting period:

Fixed Maturities
(in thousands)
Fair value as of December 31, 2011	$2,620
Paydowns	(34)
Unrealized losses included in AOCI(1),(2)	(6)

Fair value as of March 31, 2012	2,580
Paydowns	(36)
Unrealized losses included in AOCI(1),(2)	(6)

Fair value as of June 30, 2012	2,538
Paydowns	(36)
Unrealized losses included in AOCI(1),(2)	(6)

Fair value as of September 30, 2012	2,496
Paydowns	(37)
Unrealized losses included in AOCI(1),(2)	(6)

Fair value as of December 31, 2012	$2,453

(1)
AOCI: Accumulated other comprehensive income (loss).

(2)
Unrealized gains/losses represent losses from changes in values of Level 3 financial instruments only for the periods in which the instruments are classified as Level 3.

  Valuation of Interest Rate Swaps

        We report interest rate swaps at fair value in other assets on our consolidated balance sheets. Their fair value is based on the present value of expected net cash flows as determined by the contract rate and the LIBOR forward rate curve on the valuation date.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. INTANGIBLE ASSETS

        The following table shows the Company's acquired intangible assets that continue to be subject to amortization and the related accumulated amortization.

	Weighted Average Life at Acquisition (Years)	December 31, 2012		December 31, 2011
		Value Assigned	Accumulated Amortization	Value Assigned	Accumulated Amortization
		(in thousands)
Traditional Insurance:
Policies in force—Health	9	$17,246	$15,078	$17,246	$14,600
Senior Managed Care—Medicare Advantage:
Membership base	7	23,988	16,936	23,989	15,370
Distribution channel	30	—	—	22,055	22,055
Provider contracts	10	14,034	9,747	14,034	8,388
Non-compete	7	1,425	1,139	1,425	935
Corporate and Other(1):
Customer relationships	5	15,000	2,500	—	—
Software platform	8	8,000	827	—	—
Provider contracts	5	2,400	400	—	—
Trade name	4	3,800	797	—	—

Total		$85,893	$47,424	$78,749	$61,348

(1)
Relates to APS Healthcare, acquired in March 2012.

        The following table shows the changes in the amortizing intangible assets:

	2012	2011	2010
	(in thousands)
Balance, beginning of year	$17,401	$37,434	$44,692
Additions	29,200	—	—
Impairment	—	(15,622)	—
Amortization	(8,132)	(4,411)	(7,258)

Balance, end of year	$38,469	$17,401	$37,434

        During our review of recoverability in the fourth quarter of 2011, we determined that the undiscounted cash flows from our acquired agency intangible asset were less than its carrying value of $15.6 million indicating that it was no longer fully recoverable and we recorded an impairment of $15.6 million based on the estimated fair value at December 31, 2011. There were no other impairments of our amortizing intangible assets during 2012, 2011 or 2010.

        The addition in 2012 relates to our acquisition of APS Healthcare on March 2, 2012—(see Note 5—Business Combinations).

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. INTANGIBLE ASSETS (Continued)

        Estimated future net amortization expense (in thousands) is as follows:

2013	$9,274
2014	9,483
2015	8,089
2016	5,990
2017	4,516
Thereafter	1,117

Total	$38,469

        Changes in the carrying amounts of goodwill and intangible assets with indefinite lives (primarily trademarks and licenses) are shown below:

	Total	Senior Managed Care—Medicare Advantage	Corporate & Other
	(in thousands)
Balance, January 1, 2011	$77,459	$77,459	$—
Acquisitions/(dispositions)	—	—	—

Balance, December 31, 2011	$77,459	$77,459	$—
Acquisitions/(dispositions)	165,483	—	165,483

Balance, December 31, 2012	$242,942	$77,459	$165,483

        During the fourth quarter of 2012, we performed our annual assessment of goodwill based on information as of October 1, 2012. We determined, based on our "Step 1" impairment test, that our estimated fair value of our Senior Managed Care—Medicare Advantage reporting unit was in excess of its carrying value by 29% and that our estimated fair value of APS Healthcare was in excess of its carrying value by 1%. APS Healthcare was acquired on March 2, 2012 (see Note 5—Business Combinations). We do not have goodwill assigned to any other reporting units.

9. DEFERRED POLICY ACQUISITION COSTS

        Details with respect to deferred policy acquisition costs are as follows:

	2012	2011	2010
	(in thousands)
Balance, beginning of year	$108,183	$112,463	$117,646
Capitalized costs, net of reinsurance commissions and allowances	16,326	21,748	27,559
Amortization	(21,744)	(26,028)	(32,742)

Balance, end of year	$102,765	$108,183	$112,463

        Effective January 1, 2012, we adopted, on a retrospective basis, the guidance in ASU 2010-26, Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts, which changes the accounting for costs associated with acquiring or renewing insurance contracts. The implementation of

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. DEFERRED POLICY ACQUISITION COSTS (Continued)

ASU 2010-26 resulted in a decrease in deferred acquisition costs of $35.6 million as of January 1, 2010 (see Note 2—Basis of Presentation and Note 4—Recent and Pending Accounting Pronouncements).

10. REINSURANCE

        In the normal course of business, we reinsure portions of certain policies that we underwrite. We enter into reinsurance arrangements with unaffiliated reinsurance companies to limit our exposure on individual claims and to limit or eliminate risk on our non-core or underperforming blocks of business. Accordingly, we are party to various reinsurance agreements on our life and accident and health insurance risks. Our traditional accident and health insurance products are generally reinsured under quota share coinsurance treaties with unaffiliated insurers, while the life insurance risks are reinsured under either quota share coinsurance or yearly-renewable term treaties with unaffiliated insurers. Under quota share coinsurance treaties, we pay the reinsurer an agreed upon percentage of all premiums and the reinsurer reimburses us that same percentage of any losses. In addition, the reinsurer pays us certain allowances to cover commissions, the cost of administering the policies and premium taxes. Under yearly-renewable term treaties, the reinsurer receives premiums at an agreed upon rate for its share of the risk on a yearly-renewable term basis. We also use excess of loss reinsurance agreements for certain policies whereby we limit our loss in excess of specified thresholds. Our quota share coinsurance agreements are generally subject to cancellation on 90 days' notice for future business, but policies reinsured prior to cancellation remain reinsured as long as they remain in force.

        In connection with the Part D Transaction, our previously owned insurance subsidiary, Pennsylvania Life Insurance Company, known as Pennsylvania Life, was sold to CVS Caremark. Pennsylvania Life included a Medicare Part D business as well as portions of our traditional business. Prior to the closing of the Part D Transaction such traditional business was reinsured by one of our subsidiaries in order to retain that business at Universal American.

        We evaluate the financial condition of our reinsurers and monitor concentrations of credit risk to minimize our exposure to significant losses from reinsurer insolvencies. We are obligated to pay claims in the event that a reinsurer to whom we have ceded an insured claim fails to meet its obligations under the reinsurance agreement. We are also obligated to pay claims on the traditional business of Pennsylvania Life in the event that any of the third party reinsurers to whom Pennsylvania Life has ceded an insured claim fails to meet their obligations under the reinsurance agreement. As of December 31, 2012, Pennsylvania Life had approximately $178.9 million of amounts recoverable from reinsurers that are included in our consolidated balance sheets. We are not aware of any instances where any of our reinsurers have been unable to pay any policy claims on any reinsured business.

        As of December 31, 2012, all of our primary reinsurers, as well as the primary third party reinsurers of Pennsylvania Life's traditional business, were rated "A-" (Excellent) or better by A.M. Best with the exception of one reinsurer. For that reinsurer, which is not rated, a trust containing assets at 106% of reserves is maintained. The reserves amounted to approximately $145.8 million as of December 31, 2012. We do not know of any instances where any of our reinsurers, or any of the primary third party reinsurers of Pennsylvania Life's traditional business, has been unable to pay any policy claims on any reinsured business.

        We have several quota share reinsurance agreements in place with General Re Life Corporation, Hannover Life Re of America, Swiss Re Life & Health America, Wilton Reassurance Company,

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. REINSURANCE (Continued)

Athene Life Re Ltd., and Commonwealth Annuity & Life Insurance Company (and affiliates). These agreements cover various insurance products, including Medicare supplement, long-term care, life and annuity products and contain ceding percentages ranging between 15% and 100%.

        Life Insurance and Annuity Reinsurance Transaction:    Effective April 1, 2009, we reinsured substantially all of the net in force life and annuity business with Commonwealth under a 100% coinsurance treaty. During 2010, the annuity portion of this transaction was commuted with Commonwealth and reinsured with Athene. In accordance with ASC 944, Financial Services—Insurance Topic, reinsurance recoverables are to be reported as separate assets rather than as reductions of the related liabilities. The 2009 transaction resulted in a pre-tax gain of $17.6 million, which we have deferred and are amortizing over the estimated remaining life of the ceded block of business at the rate of approximately $1.2 million per year. At December 31, 2012, the unamortized balance was $13.2 million and is included in other liabilities in the consolidated balance sheets.

        Reinsurance Premium:    During 2012, we ceded premiums of $31.6 million to General Re, $23.0 million to Commonwealth and $22.4 million to Hannover, representing 1.5%, 1.1% and 1.1%, respectively, of our total direct and assumed premiums. During 2011, we ceded premiums of $37.8 million to General Re, $28.8 million to Commonwealth, and $27.2 million to Hannover, representing 1.7%, 1.3%, and 1.2%, respectively of our total direct and assumed premiums. During 2010, we ceded premiums of $43.0 million to General Re, $35.1 million to Commonwealth, $34.2 million to Hannover, and $33.4 million to Fresenius Medical Care Re, representing 1.3%, 1.0%, 1.0%, and 1.0% respectively of our total direct and assumed premiums.

        Reinsurance Recoverables:    Amounts recoverable from our reinsurers are as follows:

	2012	2011
	(in thousands)
Reinsurer
Commonwealth and affiliates	$220,419	$223,054
Pennsylvania Life(1)	161,277	170,800
Athene Life Re	92,975	98,189
Hannover	21,149	21,865
Swiss Re	21,503	22,065
Other life	22,447	23,301

Total life	539,770	559,274

Gen Re	75,514	77,454
Hannover	20,468	20,514
Pennsylvania Life(1)	17,586	14,881
Other health	11,838	15,345

Total health	125,406	128,194

Total	$665,176	$687,468

(1)
Amounts represent recoverables from Pennsylvania Life's third party reinsurers, primarily Commonwealth and affiliates, Athene Life Re, Gen Re and Hannover, which are also included in our consolidated balance sheets.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. REINSURANCE (Continued)

        At December 31, 2012, the total amount recoverable from reinsurers of $665.2 million included $654.1 million recoverable on future policy benefits and unpaid claims, $7.5 million in funds held and $3.6 million for amounts due from reinsurers on paid claims, commissions and expense allowances net of premiums reinsured. At December 31, 2011, the total amount recoverable from reinsurers of $687.5 million included $674.4 million recoverable on future policy benefits and unpaid claims, $7.9 million in funds held and $5.2 million for amounts due from reinsurers on paid claims, commissions and expense allowances net of premiums reinsured.

Reinsurance Summary:

	Year Ended December 31,
	2012	2011	2010
	(in thousands)
Premiums
Life insurance	$45,736	$56,290	$64,820
Accident and health	1,978,564	2,207,430	3,501,312

Total gross premiums	2,024,300	2,263,720	3,566,132

Ceded to other companies
Life insurance	(37,445)	(45,034)	(51,977)
Accident and health	(58,712)	(71,812)	(117,981)

Total ceded premiums	(96,157)	(116,846)	(169,958)

Assumed from other companies
Life insurance	7,999	5,206	721
Accident and health	53,671	69,289	47,298

Total assumed premium	61,670	74,495	48,019

Net amount
Life insurance	16,290	16,462	13,564
Accident and health	1,973,523	2,204,907	3,430,629

Total net premium	$1,989,813	$2,221,369	$3,444,193

Percentage of assumed to net premium
Life insurance	49%	32%	5%
Accident and health	3%	3%	1%
Total assumed to total net	3%	3%	1%
Benefits and claims recovered	$94,125	$102,271	$154,770

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. REINSURANCE (Continued)

	As of December 31,
	2012	2011	2010
	(in thousands)
Life insurance in force
Gross amount	$1,374,431	$1,496,915	$2,412,382
Ceded to other companies	(1,317,930)	(1,422,639)	(2,267,044)
Assumed from other companies	126,151	145,866	55,067

Net amount	$182,652	$220,142	$200,405

Percentage of assumed to net in force	69%	66%	27%

11. LIABILITIES FOR POLICY AND CONTRACT CLAIMS—HEALTH

        Activity in the liability for policy and contract claims—health is as follows:

	For the Years Ended December 31,
	2012	2011
	(in thousands)
Balance at beginning of year	$173,674	$298,291
Less reinsurance recoverable	(5,184)	(13,317)

Net balance at beginning of year	168,490	284,974

Balances acquired	9,238	—
Incurred related to:
Current Year	1,561,311	1,817,352
Prior Year Development	(580)	(8,367)

Total Incurred	1,560,731	1,808,985

Paid related to:
Current Year	1,411,583	1,628,003
Prior Year	175,129	297,466

Total paid	1,586,712	1,925,469

Net balance at end of period	151,747	168,490
Plus reinsurance recoverable	4,811	5,184

Balance at end of period	$156,558	$173,674

        The liability for policy and contract claims—health decreased by $17.1 million during the year ended December 31, 2012. The ending liability includes $8.8 million for newly acquired APS Healthcare. The decrease in the liability was primarily attributable to lower reserves for our Medicare Advantage business due to the decline in membership, partially offset by the acquired claim reserves of APS Healthcare.

        The medical cost amount, noted as "prior year development" in the table above, represents (favorable) or unfavorable adjustments as a result of prior year claim estimates being settled for amounts that are different than originally anticipated. This prior year development occurs due to

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. LIABILITIES FOR POLICY AND CONTRACT CLAIMS—HEALTH (Continued)

differences between the actual medical utilization and other components of medical cost trends, and actual claim processing and payment patterns compared to the assumptions for claims trend and completion factors used to estimate our claim liabilities.

        The claim reserve balances at December 31, 2011 settled during 2012 for $0.6 million less than originally estimated. This prior year development represents less than 0.1% of the incurred claims recorded in 2011.

        The claim reserve balances at December 31, 2010 settled during 2011 for $8.4 million less than originally estimated. This prior year development represents less than 0.5% of the incurred claims recorded in 2010.

12. INCOME TAXES

        Our federal, state and foreign income tax expense (benefit) from continuing operations is as follows:

	2012	2011	2010
	(in thousands)
Current—Federal	$22,517	$(19,909)	$1,948
Current—States	(8,617)	(502)	2,274
Current—Puerto Rico	1,977	—	—
Deferred—Federal	9,464	23,905	32,403
Deferred—States	(495)	3,673	2,040
Deferred—Puerto Rico	(245)	—	—

Total tax expense	$24,601	$7,167	$38,665

        For the period ended December 31, 2012, we will file a consolidated tax return that includes most corporate subsidiaries but excludes any subsidiary that qualifies as a life insurance company or is taxed as a partnership under the Internal Revenue Code. Subsidiaries that qualify as life insurance companies and partnerships will file separate federal income tax returns. We will include the taxable income or loss from a subsidiary taxed as a partnership in the tax return of its corporate owner.

        On April 29, 2011 we sold our Part D business to CVS. For tax purposes, the sale was treated as a sale of Old Universal American followed by the repurchase of the non-Part D businesses. For tax purposes, the repurchase of the stock of the non-Part D companies was treated as an asset purchase under Internal Revenue Code section 338(h)(10). We recognized a current tax benefit of $20.4 million in 2011 primarily as a result of the significant tax losses that were recognized during the short period tax return for the period ending April 29, 2011. This resulted in the recognition of a significant portion of our gross deferred tax assets in 2011 and a corresponding deferred tax expense. For further discussion of the Part D Transaction, see Note 1—Organization and Company Background and Note 23—Discontinued Operations.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. INCOME TAXES (Continued)

        A reconciliation of "expected" tax expense at 35% with our actual tax expense applicable to income from continuing operations before income taxes reported in the consolidated statements of operations is as follows:

	2012	2011	2010
	(in thousands)
Expected tax expense	$27,172	$3,456	$44,208
State taxes	908	1,671	1,478
Change in valuation allowance	—	1,676	2,040
Examination and related adjustments	(6,565)	(593)	(7,031)
Stock-based compensation (IRC 162(m)(6))	1,660	283	523
Other, net	1,426	674	(2,553)

Actual tax expense	$24,601	$7,167	$38,665

        Our effective tax rate on continuing operations was 31.7% for 2012, compared with 72.6% for 2011 and 30.6% for 2010. The effective tax rate in 2012 was favorably impacted by the recognition of certain state tax benefits, partially offset by the limitation on the deductibility of executive compensation for health insurers enacted in the Affordable Care Act. The high effective tax rate in 2011 was driven by our low pre-tax income that magnified the effective rate impact of revenue based state taxes on lines of business for which revenues were relatively constant year-over-year and permanent non-deductible items. Excluding non-recurring tax benefits (discussed below), revenue-based state taxes and certain items that arose in connection with the 338(h)(10) election, the effective tax rate was 41.1% in 2012, compared with 44.0% in 2011 and 35.9% in 2010, with permanent items of $1.2 million contributing 11.9% to the rate in 2011.

        Income taxes include non-recurring tax benefits (expenses) of $7.3 million, ($0.4) million and $9.4 million for the years ended December 31, 2012, 2011 and 2010, respectively. The 2012 benefit primarily relates to acceptance of amended returns for prior years that removed certain revenues from revenue-based state taxes that resulted in a reserve release of $2.6 million and the recording of a receivable of $3.6 million. In addition, the 2012 benefit includes a $1.2 million reserve release related to items on which the statute of limitations has expired. 2011 includes $0.9 million of state tax refunds, partially offset by the write-off of a $1.3 million deferred tax asset for net operating loss carryforwards that were terminated by the Section 338(h)(10) election. The 2010 benefit was primarily related to the release of a deferred tax liability associated with the Phase III tax on policyholder surplus and $2.1 million related to the sale of our previously owned administrative services company, CHCS.

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

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. INCOME TAXES (Continued)

purposes. The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

	2012	2011
	(in thousands)
Deferred tax assets:
Net operating loss carryforwards	$9,054	$830
Stock-based compensation	4,691	4,581
Investments	1,126	5,462
Capital loss carryforwards	—	243
Credit carryforwards	8,165	—
Reserves and other policy liabilities	—	4,125
Other liabilities	15,357	10,625

Total gross deferred tax assets	38,393	25,866
Less valuation allowance	(5,806)	(1,888)

Net deferred tax assets	32,587	23,978
Deferred tax liabilities:
Reserves and other policy liabilities	(2,221)	—
Deferred policy acquisition costs	(30,700)	(35,904)
Present value of future profits and other intangible assets	(14,566)	(5,937)
Unrealized gains on investments	(15,663)	(6,012)
Other assets	(80)	(5,238)

Total gross deferred tax liabilities	(63,230)	(53,091)

Net deferred tax liability	$(30,643)	$(29,113)

        We establish valuation allowances based upon an analysis of projected taxable income and our ability to implement prudent and feasible tax planning strategies. We carried valuation allowances on our deferred tax assets of $5.8 million at December 31, 2012 and $1.9 million at December 31, 2011, primarily related to foreign tax credit carryforwards that we acquired in connection with our purchase of APS Healthcare in 2012 and various state net operating loss carryforwards. At December 31, 2012, we have $6.2 million of foreign tax credit carryforwards that expire starting in 2016 through 2020 and $2.0 million of AMT credits that do not expire. During 2011, we released the valuation allowance associated with the state net operating losses as of April 30, 2011 and established a deferred tax asset of $0.8 million for state net operating loss carryforwards generated from May 1, 2011 through December 31, 2011; concurrently, a valuation allowance of $0.8 million also was established. These federal ($7.1 million) and state ($2.0 million) net operating loss carryforwards expire starting in 2022 through 2032. In addition, in 2011 we established a valuation allowance for certain state deferred tax assets of $1.1 million.

        A federal tax return, generally, is open for examination for three years from the date on which it is filed, or, if applicable, from the extended due date unless the statute is extended by mutual consent. We have not entered into any agreement to extend the statute of limitations of any state tax return for any jurisdiction. During 2011, the IRS finished its examination of the separate 2007 federal life consolidated return of American Exchange Life Insurance Company and subsidiaries, a then wholly-owned subsidiary, making no changes to the filed return. For the year ended December 31, 2012 we are in the Compliance Assurance Process under which the IRS performs a near-contemporaneous

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. INCOME TAXES (Continued)

examination. Certain earlier returns remain open to the extent that net operating loss carry forwards were used or generated in those years. Also, various state tax returns remain open for examination under specific state statutes of limitation for an additional period of time.

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

        Our unrecognized tax benefits at December 31, 2012 primarily relate to refund claims filed in various state jurisdictions during 2010 and other various pre-acquisition benefits related to APS Healthcare. We expect that a significant portion of the unrecognized state tax benefits will be resolved within the next twelve months. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2012	2011
	(in thousands)
Balance as of January 1	$13,757	$15,431
Additions based on tax positions related to the current year	—	1,884
Additions based on tax positions related to prior years	3,364	146
Subtractions based upon tax positions related to prior years	(10,823)	(3,704)
Reductions for lapses in statute of limitations	(1,103)	—

Balance as of December 31	5,195	13,757
Federal income tax effect	(1,027)	(4,815)

Potential impact on the effective tax rate	$4,168	$8,942

        These unrecognized tax benefits, if recognized, will impact the effective tax rate. The unrecognized tax benefits relate to various state refund claims and various federal and state statute of limitation expirations. We recognize interest and penalties related to unrecognized tax benefits in federal and state tax expense. During the year ended December 31, 2012, we recognized $0.6 million of interest expense and penalties. During the years ended December 31, 2011 and 2010, we recognized no such interest expense and penalties. At December 31, 2012, the Company had approximately $1.2 million of interest and penalties accrued. There were no interest and penalties accrued at December 31, 2011.

13. MANDATORILY REDEEMABLE PREFERRED SHARES

        On April 29, 2011, in conjunction with the consummation of the Part D Transaction, Universal American issued an aggregate of $40 million of Series A Mandatorily Redeemable Preferred Shares (the "Series A Preferred Shares"), representing 1,600,000 shares with a par value of $0.01 per share and a liquidation preference of $25.00 per share. The Series A Preferred Shares pay cash dividends at the rate of 8.5% per annum and are mandatorily redeemable on the six year anniversary of the issue date. The proceeds from the sale of the Series A Preferred Shares were used to pay a portion of the existing indebtedness and transaction expenses of Old Universal American at the closing of the Part D Transaction. Universal American did not retain any proceeds from the sale of the Series A Preferred Shares. At the closing of the Part D Transaction, certain officers and directors of Universal American collectively purchased an aggregate of $10 million of the Series A Preferred Shares.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. MANDATORILY REDEEMABLE PREFERRED SHARES (Continued)

        In accordance with ASC 480, Distinguishing Liabilities from Equity, because the issuance of the Series A Preferred Shares imposes an obligation on us requiring the transfer of assets, specifically, cash, at the redemption date, the Series A Preferred Shares are reported as a liability on the consolidated balance sheets, with the related dividends reported as interest expense on the consolidated statements of operations. At December 31, 2012 and 2011, we had accrued $0.7 million of such dividends, recorded in other liabilities in the consolidated balance sheets.

        Issue costs of approximately $1.1 million were capitalized in other assets and are being amortized over the six year term of the Series A Preferred Shares.

14. LOAN PAYABLE

  2012 Credit Facility

        In connection with the acquisition of APS Healthcare, on March 2, 2012, we entered into a new credit facility (the "2012 Credit Facility") consisting of a five-year $150 million senior secured term loan and a $75 million senior secured revolving credit facility.

        The proceeds of the term loan were used to repay APS Healthcare's term loan and revolving credit facility as part of the cost of the acquisition. The 2012 Credit Facility contains customary representations and warranties as well as customary affirmative and negative covenants. Negative covenants include, among others, limitations on the incurrence of indebtedness, limitations on the incurrence of liens and limitations on acquisitions, dispositions, investments and restricted payments. In addition, the 2012 Credit Facility contains certain financial covenants relating to minimum risk-based capital, consolidated leverage ratio, and consolidated debt service ratio. As of December 31, 2012, and throughout the year then ended, we were in compliance with all financial covenants.

        The 2012 Credit Facility bears interest at rates equal to, at our election, LIBOR or the base rate, plus an applicable margin that varies based on our consolidated leverage ratio from 1.75% to 2.50%, in the case of LIBOR loans, and from 0.75% to 1.50% in the case of base rate loans. Effective December 31, 2012, the interest rate on the term loan portion of the 2012 Credit Facility was 2.21%, based on a spread of 200 basis points above LIBOR.

        We are required to pay a commitment fee on unused availability under the Revolving Facility that varies based on our consolidated leverage ratio, from 0.40% to 0.50% per year. As of the date of this report, we had not drawn on the Revolving Facility.

        The 2012 Credit Facility contains customary events of default. Upon the occurrence and during the continuance of an event of default, the Lenders may declare the outstanding advances and all other obligations under the 2012 Credit Facility immediately due and payable. Our obligations under the Credit Agreement are secured by a first priority security interest in 100% of the capital stock of our material subsidiaries and are also guaranteed by certain of our unregulated subsidiaries.

        In connection with the 2012 Credit Facility, we incurred loan origination fees of approximately $5.8 million, which were capitalized and are being amortized on a straight-line basis, which does not differ significantly from the effective yield basis, over the life of the 2012 Credit Facility.

        Under the original terms of the 2012 Credit Facility, we are required to make principal repayments quarterly at the rate of $15 million per year over a five-year period with a final payment of $78.8 million due upon maturity in January 2017. In April 2012, we made a prepayment of $7.3 million

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. LOAN PAYABLE (Continued)

from the proceeds of the surplus note principal and interest payment from our Pyramid Life Insurance Company subsidiary. We are required to ratably apply any prepayments through the remaining scheduled repayments. The following table reflects the schedule of principal payments remaining on the credit facility as of December 31, 2012, after giving effect to the April prepayment:

2012 Credit Facility (in thousands)
2013	$14,269
2014	14,269
2015	14,269
2016	14,269
2017	74,908

$131,984

  Principal and Interest Payments

        During the year ended December 31, 2012, we made regularly scheduled principal payments totaling approximately $10.7 million, a mandatory prepayment of approximately $7.3 million, as mentioned above, and paid interest of $2.7 million.

15. DISCLOSURES ABOUT FAIR VALUES OF FINANCIAL INSTRUMENTS

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

        Based on the typical trading volumes and the lack of quoted market prices for fixed maturities, third party pricing services will normally derive the security prices through recent reported trades for identical or similar securities making adjustments through the reporting date based upon available market observable information as outlined above. If there are no recent reported trades, the third party pricing services may use matrix or model processes to develop a security price where they develop future cash flow expectations based upon collateral performance and discount these at an estimated market rate. The pricing for mortgage-backed and asset-backed securities reflects estimates of the rate of future prepayments of principal over the remaining life of the securities. These estimates are derived

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. DISCLOSURES ABOUT FAIR VALUES OF FINANCIAL INSTRUMENTS (Continued)

based on the characteristics of the underlying structure and prepayment speeds previously experienced at the interest rate levels projected for the underlying collateral. Actual prepayment experience may vary from these estimates.

        Short-term investments and Cash and cash equivalents:    For short-term investments and cash and cash equivalents, the carrying amount is a reasonable estimate of fair value.

        Other invested assets:    Other invested assets consists of cost-basis equity investments which are carried at the lower of cost or fair value, equity securities which are carried at current fair value, policy loans for which the carrying amount is a reasonable estimate of fair value, collateralized loans which are carried at the underlying collateral value, cash value of life insurance and mortgage loans which are carried at the aggregate unpaid balance. The determination of fair value for these invested assets, excluding equity securities, is not practical because there is no active trading market for such invested assets and therefore, the carrying value is a reasonable estimate of fair value.

        Interest rate swaps:    Our interest rate swaps are carried at fair value, obtained from external quotes provided by banks.

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

        Loan payable:    For the loan payable, fair value represents the present value of contractual cash flows discounted at current spreads for equivalent credit quality.

        The estimated fair values of the Company's financial instruments are as follows:

	2012		2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)
Financial assets:
Fixed maturities available for sale	$1,203,348	$1,203,348	$1,222,948	$1,222,948
Short-term investments	16,993	16,993	—	—
Other invested assets	14,451	14,451	1,561	1,561
Cash and cash equivalents	59,779	59,779	63,539	63,539
Interest rate swaps	1,095	1,095	—	—
Financial liabilities:
Investment contract liabilities	148,757	147,456	163,080	160,582
Series A mandatorily redeemable preferred shares	40,000	41,648	40,000	40,752
Loan payable	131,984	132,078	—	—

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. EARNINGS PER COMMON SHARE COMPUTATION

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

        We allocated earnings between common and participating preferred stock as follows:

	For the years ended December 31,
	2012	2011	2010
	(in thousands)
Net income (loss) attributable to common stock	$53,033	$(46,040)	$179,056
Undistributed (loss) income allocated to participating preferred stock	—	(2,161)	10,205

Net income (loss)	$53,033	$(48,201)	$189,261

        Diluted EPS includes the dilutive effect of the participating preferred stock and stock options outstanding during the year. We excluded 5,224,259, 2,575,800 and 496,127 stock options from the computation of diluted EPS at December 31, 2012, 2011 and 2010, respectively, because they were antidilutive.

17. STOCKHOLDERS' EQUITY

  Preferred Stock

        We currently have authorized for issuance 40 million shares of preferred stock of which 1.6 million shares of Series A Mandatorily Redeemable Preferred Shares are issued and outstanding at December 31, 2012 and 2011. These amounts are recorded as a liability on the consolidated balance sheets (see Note 13—Mandatorily Redeemable Preferred Shares).

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. STOCKHOLDERS' EQUITY (Continued)

  Common Stock—Voting

        We currently have authorized for issuance 400 million shares of voting common stock, par value $0.01 per share. Changes in the number of shares of common stock issued were as follows:

	2012	2011	2010
Common stock issued, beginning of year	78,165,491	78,625,212	87,942,663
Issuance of common stock	482,359	567,056	—
Common stock issued in connection with the APS transaction	6,314,690	—	—
Conversion of Series A preferred stock		910,500	—
Exercise of stock options	734	1,543,278	638,061
Retired shares	—	(3,480,555)	(10,005,305)
Stock purchase pursuant to agents' stock purchase and deferred compensation plans	—	—	49,793

Common stock issued, end of year	84,963,274	78,165,491	78,625,212

  Common Stock—Non Voting

        We currently have authorized for issuance 60 million shares of non-voting common stock, par value $0.01 per share of which 3.3 million shares are issued and outstanding at December 31, 2012, and 2011. None of this class of stock was issued or outstanding at December 31, 2010.

  Treasury Stock

        Changes in treasury stock were as follows (in thousands, except shares and per share amounts):

	December 31, 2011
	Shares	Amount	Weighted Average Cost Per Share
Treasury stock, beginning of year	2,945,848	$31,418	$10.67
Shares repurchased	509,759	10,821	21.23
Shares returned to treasury	24,653	247	10.02
Retirement of treasury stock	(3,480,260)	(42,486)	12.21

Treasury stock, end of year	—	$—	$—

        In connection with the closing of the Part D Transaction, on April 29, 2011 we retired all remaining treasury stock.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

        The components of accumulated other comprehensive income (loss) are as follows (in thousands):

	Net Unrealized Gains (Losses) on investments available for sale	Gross Unrealized OTTI	Long-term claim reserve adjustment	Discontinued Operations: Fair Value of Cash Flow Swap	Accumulated Other Comprehensive Income (loss)
December 31, 2012
Balance as of January 1, 2012	$17,723	$(3,242)	$(3,315)	$—	$11,166
Other comprehensive income for the year ended December 31, 2012	22,211	232	(4,520)	—	17,923

Balance as of December 31, 2012	$39,934	$(3,010)	$(7,835)	$—	$29,089

December 31, 2011
Balance as of January 1, 2011	$8,635	$(2,204)	$—	$(8,900)	$(2,469)
Other comprehensive income for the year ended December 31, 2011	9,088	(1,038)	(3,315)	8,900	13,635

Balance as of December 31, 2011	$17,723	$(3,242)	$(3,315)	$—	$11,166

19. STOCK-BASED COMPENSATION

        In connection with the closing of the Part D Transaction, we established the Universal American Corp. 2011 Omnibus Equity Award Plan (the "2011 Plan") to replace the 1998 Incentive Compensation Plan (the "1998 ICP") established by Old Universal American. The 2011 Plan provides for the granting of various types of equity awards, including stock options, stock appreciation rights, restricted stock, restricted stock units, and other stock-based awards and/or performance compensation awards. The 2011 Plan is administered by the Compensation Committee of the Board of Directors. The aggregate number of shares of common stock available for awards under the 2011 Plan is 13,000,000.

        Our stock-based compensation expense prior to the closing of the Part D Transaction on April 29, 2011 was due to stock awards issued by Old Universal American under the 1998 ICP. Universal American's stock-based compensation expense relates to the equity awards granted under the 2011 Plan as well as restricted stock and performance share awards made by Old Universal American, which, carried over to Universal American and vest at future dates. The stock-based compensation recorded in other operating costs and expenses included in continuing operations relates only to employees and directors that remained with the Company following the Part D Transaction. Stock-based compensation expense related to employees of the previously-owned Part D segment that was sold to CVS Caremark is reflected in discontinued operations for all periods presented.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

19. STOCK-BASED COMPENSATION (Continued)

        The compensation expense for our continuing operations that has been included in other operating costs and expenses for these plans and the related tax benefit were as follows:

	2012	2011	2010
	(in thousands)
Stock-based compensation expense by type:
Part D Transaction—stock options	$—	$5,851	$—
Part D Transaction—restricted stock awards	—	2,795	—

Part D Transaction—subtotal	—	8,646	—
Stock options(1)	4,897	3,225	3,488
Restricted stock awards	4,422	5,141	6,728

Total stock-based compensation expense	9,319	17,012	10,216
Tax benefit recognized	2,144	5,954	3,053

Stock-based compensation expense, net of tax	$7,175	$11,058	$7,163

(1)
Stock-based compensation expense—stock options for the year ended December 31, 2010 reflects a $2.0 million reduction related to the true-up of our forfeiture rate estimate for options that had non-vested terminations.

        The table above reflects $8.6 million of expense in April 2011 related to the accelerated vesting of unvested stock options and restricted stock held by certain officers in connection with the Part D Transaction, which was treated as though it constituted a change in control for purposes of our outstanding stock option awards and restricted stock awards. All stock options were valued as of the close of business on April 28, 2011, immediately prior to the closing of the Part D Transaction and were settled 50% in cash and 50% in shares of Universal American stock. The restricted stock awards were settled on the same terms as the consideration paid in the Part D Transaction; $14.00 in cash and one share of Universal American stock.

  Stock Option Awards

        We recognize compensation cost for share-based payments to employees and non-employee directors based on the grant date fair value of the award, which we amortize over the grantees' service period in accordance with the provisions of Compensation—Stock Compensation Topic, ASC 718-10. We use the Black-Scholes valuation model to value employee stock options.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

19. STOCK-BASED COMPENSATION (Continued)

        We estimated the fair value for these options at the date of grant using a Black-Scholes option pricing model with the following range of assumptions:

	For options granted in
	2012	2011	2010
Weighted-average grant date fair value	$2.92 - $4.04	$4.14	$5.43
Risk free interest rates	0.35% - 0.90%	1.49%	1.08% - 2.26%
Dividend yields	0.0%	0.0%	0.0%
Expected volatility	41.76% - 47.08%	58.36%	48.96% - 55.79%
Expected lives of options (in years)	2.5 - 3.75	3.75	3.3 - 3.8

        We did not capitalize any cost of stock-based compensation for our employees or non-employee directors. Future expense may vary based upon factors such as the number of awards granted by us and the then-current fair value of such awards.

        A summary of option activity for the year ended December 31, 2012 is set forth below:

Options	Options (in thousands)	Weighted Average Exercise Price(1)
Outstanding, January 1, 2012	2,576	$8.33
Granted	2,948	10.08
Exercised	(23)	8.33
Forfeited or expired	(277)	9.11

Outstanding, December 31, 2012	5,224	$9.27

(1)
Weighted average exercise price reflects a $1.00 reduction in the exercise price made in connection with the special dividend paid in November 2012. See "Special Dividend" in Note 22—Other Operational Disclosures.

	Shares Under Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value Per Share(1)	Aggregate Intrinsic Value(1)
	(in thousands)				(in thousands)
Options exercisable at December 31, 2012	597	$8.49	3.4	$0.26	$155
Options vested and expected to vest at December 31, 2012(2)	5,124	$9.25	3.8	$0.12	$639

(1)
Computed based upon aggregate intrinsic value divided by shares under options.

(2)
The Company estimates forfeitures in accordance with ASC 718-10, Compensation—Stock Compensation.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

19. STOCK-BASED COMPENSATION (Continued)

        The total intrinsic value of stock options (the amount by which the market price of the stock on the date of exercise exceeded the exercise price of the option) exercised during 2012, 2011 and 2010 were $0.1 million, $6.2 million and $4.7 million, respectively. The intrinsic value of options settled in 2011 in connection with the Part D Transaction was $44.9 million, which does not include 390,000 options awarded to employees of the Part D segment, which were settled by CVS Caremark.

        We received proceeds of $0.2 million, $8.0 million, and $4.9 million from the exercise of stock options during the years ended December 31, 2012, 2011, and 2010, respectively.

        ASC 718-10 requires us to report the benefits of tax deductions in excess of recognized compensation cost as a financing cash flow. We recognized $4.0 million, $7.7 million and $0.8 million of financing cash flows for these excess tax deductions for years ended December 31, 2012, 2011 and 2010, respectively.

        As of December 31, 2012, the total compensation cost related to non-vested awards not yet recognized was $14.5 million, which we expect to recognize over a weighted average period of 2.8 years.

  Employee and Director Restricted Stock Awards

        We value restricted stock awards at an amount equal to the market price of our common stock on the date of grant. Restricted stock grants vest ratably over four years from the grant date. We recognize compensation expense for restricted stock awards on a straight line basis over the vesting period.

        A summary of our non-vested restricted stock awards for the year ended December 31, 2012 is set forth below:

Non-vested Restricted Stock	Shares (in thousands)	Weighted Average Grant-Date Fair Value
Non-vested, January 1, 2012	248	$12.67
Granted	953	11.16
Vested	(112)	12.28
Forfeited	(60)	11.45

Non-vested, December 31, 2012	1,029	$11.38

        The total fair value of shares of restricted stock vested during the years ended December 31, 2012, 2011 and 2010 was $1.2 million, $5.3 million and $3.3 million, respectively. The total fair value of shares of restricted stock vested in connection with the Part D Transaction was $5.9 million.

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

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

19. STOCK-BASED COMPENSATION (Continued)

reached, previously recognized expense may not be changed, even if the actual award varies from the target.

        In connection with the closing of the Part D Transaction, each performance share was exchanged for the right to receive the same merger consideration paid to Old Universal American shareholders in the Part D Transaction ($14.00 in cash and one share of Universal American common stock) on the one year anniversary of the closing date. At the closing of the Part D Transaction, our Compensation Committee determined that performance shares granted in 2009 and 2010 were earned at 150% and 100% of target, respectively, thus fixing the number of shares distributable upon completion of the remaining vesting period. This treatment resulted in revaluation of the awards and the recognition period for remaining unrecognized expense was adjusted to match the new vesting period.

        The total fair value of performance shares vested during 2012 was $6.9 million.

20. UNIVERSAL AMERICAN CORP. 401(k) SAVINGS PLAN

        Effective April 1, 1992, we adopted the Universal American Corp. 401(k) Savings Plan. The 401(k) plan is a voluntary contributory plan under which employees may elect to defer compensation for federal income tax purposes under Section 401(k) of the Internal Revenue Code of 1986. The employee is entitled to participate in the 401(k) plan by contributing through payroll deductions up to 100% of the employee's compensation. The participating employee is not taxed on these contributions until they are distributed. Amounts credited to employee's accounts under the 401(k) plan are invested by the employer-appointed investment committee. Currently, we match employee contributions with our common stock in amounts equal to 100% of the employee's first 1% of contributions and 50% of the employee's next 4% of contributions to a maximum matching contribution of 3% of the employee's eligible compensation. Our matching contributions vest at the rate of 25% per plan year, starting at the end of the second year. We made discretionary matching contributions under the 401(k) plan of $1.9 million in 2012, $2.2 million in 2011, and $2.6 million in 2010.

        Participants have the option to transfer / reallocate at will, outside of blackout periods, both vested and unvested employer contributions invested in our common stock to any of the other investments available under the 401(k) plan. The 401(k) plan held 942,831 shares of our common stock at December 31, 2012, which represented 16% of total plan assets and 734,370 shares of our common stock at December 31, 2011, which represented 19% of total plan assets.

        Generally, a participating employee is entitled to distributions from the 401(k) plan upon termination of employment, retirement, death or disability. 401(k) plan participants who qualify for distributions may receive a single lump sum, have the assets transferred to another qualified plan or individual retirement account, or receive a series of specified installment payments.

        APS Healthcare, acquired in March 2012, sponsors its own 401(k) Savings Plan. Prior to the acquisition, APS Healthcare employees were automatically enrolled in the APS Healthcare Plan at their date of hire. The APS Healthcare Plan is administered by a third party. In 2012, APS Healthcare provided a matching contribution of 50%, up to a maximum of 6% of the employee's contribution. Employer matching contributions were $1.0 million for the period from acquisition through December 31, 2012.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

20. UNIVERSAL AMERICAN CORP. 401(k) SAVINGS PLAN (Continued)

        APS Healthcare Puerto Rico Inc., a wholly owned subsidiary of APS Healthcare, sponsors its own 1165(e) defined contribution plan covering substantially all of its employees. Participants are allowed to contribute up to a maximum of $13,000 of their pretax salary, not exceeding the maximum deferral amount specified by Puerto Rico law. APS Healthcare Puerto Rico matches 50% of the first 6% of compensation that a participant contributes to the Plan. Employer matching contributions were $0.1 million for the period from acquisition through December 31, 2012.

21. STATUTORY FINANCIAL DATA

        Our insurance subsidiaries are required to maintain minimum amounts of statutory capital and surplus as required by regulatory authorities. However, substantially more than such minimum amounts are needed to meet statutory and administrative requirements of adequate capital and surplus to support the current level of our insurance subsidiaries' operations. Each of the insurance subsidiaries' statutory capital and surplus exceeds its respective minimum statutory requirement and are at levels we believe are sufficient to support their currently anticipated levels of operation. Additionally, the National Association of Insurance Commissioners, known as NAIC, imposes regulatory risk-based capital, known as RBC, requirements on insurance companies. At December 31, 2012, all of our insurance subsidiaries maintained ratios of total adjusted capital to RBC in excess of the "authorized control level." The combined statutory capital and surplus, including asset valuation reserve, of the insurance subsidiaries totaled $433.2 million (unaudited) and $474.2 million at December 31, 2012 and 2011, respectively. For the years ended December 31, 2012, 2011 and 2010, the insurance subsidiaries generated statutory net income of $43.4 million (unaudited), $17.2 million and $204.0 million, respectively. In connection with the closing of the Part D Transaction, ownership of our life insurance subsidiary, Pennsylvania Life Insurance Company, was transferred to CVS Caremark. Pennsylvania Life had capital and surplus of $268.9 million at December 31, 2010. At the time of the transfer on April 29, 2011, Pennsylvania Life had capital and surplus of $231.4 million of which $184.4 million was included in the amount distributed to Universal American shareholders in connection with the Part D Transaction. The 2010 results include Pennsylvania Life's statutory net income of $116.0 million.

        Our HMO companies are also required to maintain minimum amounts of capital and surplus, as required by regulatory authorities and are also subject to RBC requirements. At December 31, 2012, the statutory capital and surplus of each of our HMO affiliates exceeds its minimum requirement and its RBC is in excess of the "authorized control level." The statutory capital and surplus for our HMO affiliates was $134.2 million (unaudited) and $135.2 million at December 31, 2012 and 2011, respectively. Statutory net income for our HMO affiliates was $22.6 million (unaudited), $18.4 million and $21.9 million for the years ended December 31, 2012, 2011 and 2010, respectively.

        Based on current estimates, we expect the aggregate amount of dividends that may be paid to our parent company in 2013 without prior approval by state regulatory authorities is approximately $59.1 million.

22. OTHER OPERATIONAL DISCLOSURES

        Restructuring Charges:    In March 2012, we acquired APS Healthcare, a provider of specialty healthcare solutions primarily to Medicaid Agencies. In connection with the acquisition, we have been reviewing the operations of both organizations, looking for opportunities to eliminate redundant functions and gain operating efficiencies. As a result, in the fourth quarter of 2012, we committed to a

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

22. OTHER OPERATIONAL DISCLOSURES (Continued)

plan to reduce our workforce in targeted areas resulting in a charge of $4.1 million in severance and other benefits related to this plan. We paid $0.4 million in December 2012 and accrued an additional $3.7 million as of December 31, 2012, which is expected to be paid in 2013.

        Over the course of 2012, we received approval from CMS to form 31 ACOs, with sixteen commencing operations during 2012 and fifteen more beginning January 1, 2013. In addition, during 2012, we received approval from the Board of Directors to expand our STARS support for our Medicare Advantage business. As a result of these developments, we have elected to retain certain staff that were previously targeted for workforce reduction to work on these new initiatives. As a result, approximately $2.3 million of the December 31, 2011 restructuring accrual was able to be released and redeployed towards the December 31, 2012 restructuring accrual discussed above.

        In April 2011, we sold our Part D business, significantly reducing the size of our business. Following the sale, we began to review our operations for opportunities to resize our expense structure to match the smaller size of our company.

        One aspect of the review focused on our distribution system. We have historically distributed our products through both independent agency and career agency models. As a result of our decision to discontinue new sales of our Traditional insurance products after the second quarter of 2012, and the shortened selling period for Medicare Advantage products, we determined that our Career Agency model was no longer cost effective. Accordingly, in 2011, we began a process to convert our Career agents to independent agents/brokers. This change impacted our anticipated recoveries of advances we had made to Career managers during the period of our Medicare Advantage expansion in 2009 and 2010, as noted in the agent balance section below. As a result, in the fourth quarter of 2011, we incurred charges of $5.8 million to increase our reserves for uncollectible agent balances. Additionally, we had invested $11.8 million to develop a system for the administration of commissions for our Career agents. With the conversion of our Career agents, we incurred a charge in the fourth quarter of 2011 to expense these development costs. We also maintained an intangible asset related to our acquisition of a Career agency sales force in 2004. As a result of our closure of our Career Agency operations, we reviewed the recoverability of that asset and determined that it had no fair value. As a result, in the fourth quarter of 2011, we recognized an impairment loss of $15.6 million.

        Another aspect of our review focused on the size of our workforce relative to the smaller size of our company as a result of the sale of our Part D business and reduced Medicare Advantage membership. In December 2011, we committed to a plan to reduce our workforce that our Board of Directors approved. We incurred charges of approximately $4.2 million for the severance and other benefits related to this plan. We paid $166,000 in December 2011 and the remaining $4.0 million was accrued as of December 31, 2011.

        We had several leased properties that were vacated in connection with the closure of our Career Agency operations, resulting in a charge of $250,000 related to our remaining lease obligations on those properties in 2011.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

22. OTHER OPERATIONAL DISCLOSURES (Continued)

        A summary of our restructuring liability balance as of December 31, 2012, 2011, and 2010 and restructuring activity for the years then ended is as follows:

	Segment	January 1, Balance	Charge to Earnings	Cash Paid	Non-cash	December 31, Balance
	(in thousands)
2012
Workforce reduction	Corporate & Other	$3,995	$4,109	$(1,995)	$(2,309)	$3,800
Facility consolidation	Corporate & Other	250	—	—	(120)	130
Facility consolidation	Traditional	443	—	—	(109)	334

Total		$4,688	$4,109	$(1,995)	$(2,538)	$4,264

2011
Agency termination	Corporate & Other	$—	$33,253	$—	$(33,253)	$—
Workforce reduction	Corporate & Other	—	4,161	(166)	—	3,995
Facility consolidation	Corporate & Other	—	250	—	—	250
Facility consolidation	Traditional	548	—	—	(105)	443

Total		$548	$37,664	$(166)	$(33,358)	$4,688

2010
Workforce reduction	Traditional	$147	$—	$(147)	$—	$—
Facility consolidation	Traditional	697	—	—	(149)	548

Total		$844	$—	$(147)	$(149)	$548

        Agent Balances:    In late 2006 we began recruiting career managers to develop offices for distribution of our new Medicare Advantage products and opened a significant number of new "expansion" offices. We advanced much of the cost of the development of these new offices to the Career managers, expecting to be repaid from future office profits.

        As a result of regulatory changes in 2009, the PFFS product became unavailable as of January 1, 2011, except in areas that had approved CMS network access requirements or in certain designated rural areas. Our PFFS membership was dispersed and our distribution was developed to have a presence in these areas.

        In 2010, CMS condensed the selling season for Medicare Advantage products for the 2011 plan year. The selling season for the 2010 plan year consisted of an annual enrollment period (from November 15, 2009 to December 31, 2009) and an open enrollment period (from January 1, 2010 to March 31, 2010). The open enrollment period was eliminated for the 2011 plan year, effectively reducing the selling period by three months. Additionally, on November 19, 2010, we received notice from CMS of the imposition of intermediate sanctions (suspension of enrollment and marketing) for all of our Medicare Advantage contracts, effective December 5, 2010. On account of the shortened selling season and the CMS sanctions, we performed a more intensive review of our agency sales force during 2010 and incurred additional charges totaling $9.7 million related to underperforming offices.

        Late in the fourth quarter of 2011, after the conclusion of the Annual Open Enrollment Period for Medicare Advantage Plans, we assessed the production from our sales force and noted that production was below expectations. Additionally during the fourth quarter of 2011, we decided to discontinue new

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

22. OTHER OPERATIONAL DISCLOSURES (Continued)

sales for all Traditional insurance products after the second quarter of 2012. As a result, we decided to substantially close down our career agency sales force, converting certain career agents to an independent agent/brokerage model. As a result of those changes, we recorded a charge to income with a corresponding increase to our reserves for uncollectible agent balances of $5.8 million. Advances to agents, net of allowances of $57.0 million and $57.7 million, are $8.8 million and $16.4 million at December 31, 2012 and 2011, respectively, and are included in other assets in the consolidated balance sheets.

        Special Dividends:    On November 1, 2012, our Board of Directors approved the payment of a special cash dividend of $1.00 per share to each holder of our outstanding common stock. This special cash dividend was paid on November 19, 2012 to shareholders of record as of November 12, 2012. The cumulative dividend payment was $88.2 million. In addition, pursuant to the terms of our 2011 Omnibus Equity Award Plan, the exercise price on outstanding stock options was reduced by the amount of the dividend, $1.00 per share. We also established a liability for the dividends related to unvested restricted stock, which will be paid out as the restricted stock vests. This liability was $1.0 million at December 31, 2012 and is included in other liabilities in the consolidated balance sheets.

        On July 28, 2010, our Board of Directors approved the payment of a special cash dividend of $2.00 per share to each holder of our outstanding common stock and Series A Preferred Stock. This special cash dividend was paid on August 19, 2010 to the shareholders of record as of the close of business on August 5, 2010. The cumulative dividend payment was $156.0 million. In addition, pursuant to the terms of our 1998 Incentive Compensation Plan, we were required to reduce the exercise price on unexercised options by the amount of the dividend, $2.00 per share. We also established a liability for the dividends related to unvested restricted stock and performance shares. These dividends will be paid out as the restricted stock and performance shares vest. This liability was $0.3 million and $2.0 million at December 31, 2012 and 2011, respectively, and is included in other liabilities in the consolidated balance sheets.

        Sale of CHCS:    On April 26, 2010, we entered into an agreement to sell the outstanding common stock of CHCS, our administrative services company, to Patni Americas, Inc, a wholly-owned subsidiary of Patni Computer Systems Limited (now iGate), for $6.0 million in cash, subject to an adjustment for any net working capital remaining at CHCS on the closing date. The transaction closed on June 9, 2010, with an effective date of April 1, 2010. The operations of CHCS are included in consolidated results up to the effective date of the sale. The total consideration was approximately $7.5 million. Our carrying value of the assets disposed of in connection with the sale of CHCS was approximately $7.1 million, including $4.4 million of goodwill. After consideration of transaction costs of approximately $0.3 million, we recognized an immaterial gain on the disposition.

        Unconsolidated Subsidiaries:    We account for our participation in the ACOs using the equity method. Gains and losses from our participation in the ACOs are reported as equity in earnings (losses) of unconsolidated subsidiaries in the consolidated statements of operations. Our net investment in the ACOs is reported in other assets in the consolidated balance sheets. For additional information on the ACOs, see Note 2—Basis of Presentation.

        During 2012, we recognized $10.2 million of losses from our ACO arrangements, primarily related to the start-up costs.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

22. OTHER OPERATIONAL DISCLOSURES (Continued)

  Supplemental Cash Flow Information:

	2012	2011	2010
	(in thousands)
Cash paid for interest	$6,125	$1,577	$20,067

Cash paid for income taxes	$4,372	$62,510	$7,930

23. DISCONTINUED OPERATIONS

        As discussed in Note 1—Organization and Company Background, we sold our Medicare Part D business to CVS Caremark on April 29, 2011.

        In accordance with ASC 360, effective with the closing of Part D Transaction on April 29, 2011, the results of operations and cash flows related to our Medicare Part D business and related corporate items are reported as discontinued operations for all periods presented. In addition, the related assets and liabilities have been segregated from the assets and liabilities related to our continuing operations and presented separately in our consolidated balance sheet as of December 31, 2010. In addition, because the Part D Transaction is considered a "reverse spin-off" for accounting purposes, for financial statement presentation, there is no gain or loss on the separation of the disposed net assets and liabilities. Rather, the carrying amounts of the net assets and liabilities of our former Medicare Part D segment and related corporate accounts are removed at their historical cost with an offsetting reduction to stockholders' equity. As of April 29, 2011, we incurred a $443.6 million reduction in stockholders' equity from the separation, representing the net assets transferred to CVS Caremark upon the closing of the Part D Transaction.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

23. DISCONTINUED OPERATIONS (Continued)

        Summarized financial information for our discontinued operations, including expenses of the transaction is presented below:

	For the years ended December 31,
	2012	2011	2010
Net premium and policyholder fees earned	$—	$815,370	$2,183,950
Net realized loss on investments	—	(11,925)	(1,580)
Other income	—	18,535	3,070

Total revenues	—	821,980	2,185,440

Benefits, claims and expenses:
Claims and other benefits	—	807,161	1,798,216
Amortization of present value of future profits	—	5,348	16,046
Expenses of transactions	—	16,416	4,034
Other operating costs and expenses	—	72,299	212,044

Total benefits, claims and expenses	—	901,224	2,030,340

(Loss) income from discontinued operations before income taxes	—	(79,244)	155,100
(Benefit) provision from income taxes(1)	—	(28,336)	53,482

(Loss) income from discontinued operations	$—	$(50,908)	$101,618

(1)
Income taxes for the years ended December 31, 2011 and 2010 include non-recurring tax benefits due to state tax refunds and deferred taxes related to the business sold in the Part D Transaction of $8.2 million and $6.9 million, respectively.

        There were no assets or liabilities of discontinued operations at December 31, 2012 or 2011.

        Continuing Cash Flows—In connection with the Part D Transaction, CVS Caremark and Universal American entered into a Transition Services Agreement or TSA, under which Universal American will continue to provide certain services to CVS Caremark, based on historical cost, for up to one year following the closing of the Part D Transaction, or a lesser period, with timing determined on a service-by-service basis. The cost of such services provided under the TSA for the years ended December 31, 2012 and 2011, amounted to $5.3 million and $9.4 million, respectively, and were recorded in other operating costs and expenses in the consolidated statements of operations. Related revenues of $5.3 million and $9.4 million in 2012 and 2011, respectively, were recorded in fees and other income.

        Prior to the Part D Transaction, our Medicare Part D segment provided Prescription Benefit Management, or PBM, services to our Medicare Advantage segment in connection with the Medicare Part D aspects of Medicare Advantage products. In connection with the Part D Transaction, we entered into an agreement with CVS Caremark to provide these services pursuant to a PBM services agreement with a term commencing October 15, 2011 and continuing through December 31, 2016, subject to earlier termination under certain specified circumstances. Prior to the Part D Transaction, amounts for these services were recorded as expense by our Medicare Advantage segment and Revenue by our Part D Segment and eliminated in consolidation. The cost of such services was $4.6 million and

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

23. DISCONTINUED OPERATIONS (Continued)

$1.8 million for the years ended December 31, 2012 and 2011, respectively and was recorded in other operating costs and expenses in the consolidated statements of operations.

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

24. COMMITMENTS AND CONTINGENCIES

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

  Government Regulations

        Laws and regulations governing Medicare, Medicaid and other state and federal healthcare and insurance programs are complex and subject to significant interpretation. As part of the recent healthcare reform legislation, CMS and other regulatory agencies have been exercising increased oversight and regulatory authority over our Medicare and other businesses. Compliance with such laws and regulations is subject to CMS audit, other governmental review and investigation and significant and complex interpretation. According to CMS, we are a high-risk Medicare Advantage sponsor. As a result, CMS continues to audit our Medicare Advantage plans with regularity to ensure we are in compliance with applicable laws, rules, regulations and CMS instructions. There can be no assurance that we will be found to be in compliance with all such laws, rules and regulations in connection with these audits, reviews and investigations, and at times we have been found to be out of compliance. Failure to be in compliance can subject us to significant regulatory action including significant fines, penalties, cancellation of contracts with governmental agencies or operating restrictions on our business, including, without limitation, suspension of our ability to market to and enroll new members in our Medicare plans, termination of our contracts with CMS, exclusion from Medicare and other state and federal healthcare programs and inability to expand into new markets.

  Lease Obligations

        We are obligated under lease agreements for our executive and administrative offices primarily in New York, Florida, and Texas. Rent expense was $12.6 million, $7.3 million, and $5.7 million for the

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

24. COMMITMENTS AND CONTINGENCIES (Continued)

years ended December 31, 2012, 2011 and 2010, respectively. Annual minimum rental commitments, subject to escalation, under non-cancelable operating lease (in thousands) are as follows:

2013	$9,366
2014	9,027
2015	7,722
2016	6,300
2017	4,220
Thereafter	5,455

Total	$42,090

  Contractual Commitment

        In connection with our sale of CHCS to iGate, we entered into a master services agreement covering the services iGate provides to us. The amended master services agreement now provides for guarantee payments if total fees for services are below $21 million per year or $124 million over the five year initial term of the master service agreement, which ends May 2015. Through December 31, 2012, we have utilized services in excess of the guaranteed minimums.

25. BUSINESS SEGMENT INFORMATION

        Our business segments are based on product and consist of

  •
  Senior Managed Care—Medicare Advantage, and

  •
  Traditional Insurance.

        Our remaining segment, Corporate & Other, includes the activities of our holding company, along with our remaining senior administrative services operations, start-up and operating costs associated with our ACOs and the operations of APS Healthcare since its acquisition on March 2, 2012.

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

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

25. BUSINESS SEGMENT INFORMATION (Continued)

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

        Traditional Insurance—This segment consists of Medicare supplement and other senior health products, specialty health insurance products, primarily fixed benefit accident and sickness insurance and senior life insurance business, as well as long-term care, disability, major medical, universal life and fixed annuities. We discontinued marketing new Traditional insurance products after June 1, 2012.

        Financial data by segment, with a reconciliation of segment revenues and segment income (loss) before income taxes to total revenue and income from continuing operations before income taxes in accordance with U.S. generally accepted accounting principles is as follows:

	2012		2011(1)		2010(1)
	Revenues	Income(Loss) Before Income Taxes	Revenues	Income(Loss) Before Income Taxes	Revenues	Income(Loss) Before Income Taxes
	(in thousands)
Senior Managed Care—Medicare Advantage	$1,642,750	$92,775	$1,988,368	$72,664	$3,182,435	$145,871
Traditional Insurance	262,867	18,065	283,813	15,694	307,068	2,130
Corporate & Other	264,574	(49,810)	15,207	(79,325)	11,294	(28,268)
Intersegment revenues	(9,298)	—	(2,784)	—	(5,970)	—
Adjustments to segment amounts:
Net realized gains(2)	16,604	16,604	841	841	6,575	6,575

Total	$2,177,497	$77,634	$2,285,445	$9,874	$3,501,402	$126,308

(1)
The financial data for 2011 and 2010 has been adjusted for the following items:

•
Change in accounting principle—the retrospective adoption of ASU 2010-26, Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts. (see Note 4—Recently Issued and Pending Accounting Pronouncements for additional detail);

•
Correction—to correct the accounting related to our recording of certain reserves and deferred acquisition costs in our Traditional Insurance segment; and

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

25. BUSINESS SEGMENT INFORMATION (Continued)

  •
  Other—in connection with the restatement, to record adjustments in their proper period for items that are not considered material, but were previously corrected out-of-period.

  The effects of the above adjustments by segment are as follows:

  Senior Managed Care—Medicare Advantage—Segment income before income taxes increased by $4.7 million in 2011 and decreased by $3.2 million in 2010, with both changes related to other adjustments. There was no change in segment revenues in 2011 or 2010.

  Traditional Insurance—Segment income before income taxes increased by $2.5 million in 2011, with $0.6 million related to the implementation of ASU 2010-26, $0.4 million related to the correction and $1.5 million related to other adjustments. In 2010, segment income before income taxes increased by $1.0 million, with increases of $2.3 million related to the implementation of ASU 2010-26 and $0.4 million related to the correction, partially offset by other adjustments which reduced segment income by $1.7 million.

  Segment revenues increased by $2.7 million in 2011, with $1.2 million related to the implementation of ASU 2010-26 and $1.5 million related to other adjustments. In 2010, segment revenues decreased by $0.4 million, with a $1.2 million increase related to the implementation of ASU 2010-26 offset by a decrease of $1.6 million from other adjustments.

  Corporate & Other—The segment loss before income taxes increased by $1.4 million in 2011 and decreased by $9.3 million in 2010 due to other adjustments. There was no change in segment revenues in 2011 or 2010.

  For additional information see Note 2—Basis of Presentation—Adjustments to Financial Statements.

(2)
We evaluate the results of operations of our segments based on income before realized gains and losses and income taxes. Management believes that realized gains and losses are not indicative of overall operating trends.

        Identifiable assets by segment are as follows:

	December 31,
	2012	2011
	(in thousands)
Senior Managed Care—Medicare Advantage	$467,225	$542,345
Traditional Insurance	1,222,940	1,304,032
Corporate & Other	1,538,302	1,134,379
Intersegment assets(1)	(697,168)	(622,940)

Total Assets	$2,531,299	$2,357,816

(1)
Intersegment assets include the elimination of the parent holding company's investment in its subsidiaries as well as the elimination of other intercompany balances.

        The lower membership in our Senior Managed Care—Medicare Advantage segment and the decline in in-force business of our Traditional segment have resulted in a lower level of assets required to support reserves and target capital, resulting in a shift of assets to Corporate & Other. The increase in segment assets for Corporate & Other also reflects the acquisition of APS Healthcare.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

26. CONDENSED QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

        The quarterly results of operations are presented below. Due to the use of weighted average shares outstanding when determining the denominator for earnings per share, the sum of the quarterly per common share amounts may not equal the full year per common share amounts.

	For the Quarter Ended
2012(1)	March 31,	June 30,	September 30,	December 31,
	(in thousands)
Total revenue	$531,754	$542,062	$549,441	$554,240

Income from operations before income taxes	32,774	8,553	20,887	15,420
Provision for income taxes	13,240	3,901	7,040	420

Net income	$19,534	$4,652	$13,847	$15,000

Earnings per common share:
Basic:	$0.24	$0.05	$0.16	$0.17

Diluted:	$0.24	$0.05	$0.16	$0.17

	For the Quarter Ended
2011(1)	March 31,	June 30,	September 30,	December 31,
	(in thousands)
Total revenue	$596,237	$577,634	$582,206	$529,368

Income (loss) from continuing operations before income taxes	3,366	6,877	20,522	(20,891)
Provision (benefit) for income taxes	1,453	3,099	6,348	(3,733)

Income (loss) from continuing operations	1,913	3,778	14,174	(17,158)

Loss from discontinued operations, net of taxes	(40,658)	(8,847)	—	(1,403)

Net (loss) income	$(38,745)	$(5,069)	$14,174	$(18,561)

(Loss) earnings per common share:
Basic:
Income (loss) from continuing operations	$0.02	$0.05	$0.18	$(0.21)
Loss from discontinued operations	(0.51)	(0.11)	—	(0.02)

Net (loss) income	$(0.49)	$(0.06)	$0.18	$(0.23)

Diluted:
Income (loss) from continuing operations	$0.02	$0.05	$0.18	$(0.21)
Loss from discontinued operations	(0.50)	(0.11)	—	(0.02)

Net (loss) income	$(0.48)	$(0.06)	$0.18	$(0.23)

(1)
The financial data for 2012 and 2011 has been adjusted for the following items:

•
Change in accounting principle—the retrospective adoption of ASU 2010-26, Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts. (see Note 4—Recently Issued and Pending Accounting Pronouncements for additional detail);

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

26. CONDENSED QUARTERLY RESULTS OF OPERATIONS (UNAUDITED) (Continued)

  •
  Correction—to correct the accounting related to our recording of certain reserves and deferred acquisition costs in our Traditional Insurance segment along with the related deferred income tax impact; and

  •
  Other—in connection with the restatement, to record adjustments in their proper period for items that are not considered material, but were previously corrected out-of-period.

  The effects of the above adjustments on our quarterly results are as follows:

  2012—Net income from continuing operations for the quarter ended March 31, 2012 decreased by $1.2 million, or $0.01 per diluted share, related to other adjustments. There was no impact on the other quarters in 2012.

  2011—Continuing Operations—Net loss from continuing operations for the quarter ended December 31, 2011 improved by $1.4 million, or $0.02 per diluted share; $0.1 million from implementation of ASU 2010-26, $0.1 million from the correction and $1.2 million from other adjustments. Net income from continuing operations for the quarter ended September 30, 2011 decreased by $0.2 million, or $0.01 per diluted share, for implementation of ASU 2010-26. Net income from continuing operations for the quarter ended June 30, 2011 increased by $0.1 million from the correction, with no impact on diluted earnings per share. Net income from continuing operations for the quarter ended March 31, 2011 increased by $1.1 million, or $0.01 per diluted share; $0.5 million from implementation of ASU 2010-26, $0.1 million from the correction and $0.5 million from other adjustments.

  2011—Discontinued Operations—Net loss from discontinued operations for the quarter ended March 31, 2011 increased by $7.6 million, or $0.09 per diluted share, related to other adjustments. There was no impact on the other quarters of 2011.

  For additional information see Note 2—Basis of Presentation—Adjustments to Financial Statements.

Schedule I—Summary of Investments Other Than Investments in Related Parties

UNIVERSAL AMERICAN CORP.

	December 31, 2012
Classification	Par Value	Amortized Cost	Fair Value	Carrying Value
	(in thousands)
U.S. Treasury securities and obligations of U.S. Government	$31,015	$31,125	$31,314	$31,314
Government sponsored agencies	16,800	16,893	17,655	17,655
Other political subdivisions	95,090	106,759	109,548	109,548
Corporate debt securities	488,461	498,497	533,260	533,260
Foreign debt securities	112,908	115,441	120,633	120,633
Residential mortgage-backed securities	234,737	241,647	253,665	253,665
Commercial mortgage-backed securities	71,187	74,142	78,509	78,509
Other asset-backed securities	60,971	62,138	58,764	58,764

Sub-total	$1,111,169	$1,146,642	$1,203,348	1,203,348

Short-term investments				16,993
Other invested assets				14,451

Total investments				$1,234,792

	December 31, 2011
Classification	Par Value	Amortized Cost	Fair Value	Carrying Value
	(in thousands)
U.S. Treasury securities and obligations of U.S. Government	$42,000	$42,055	$43,086	$43,086
Government sponsored agencies	17,300	17,185	18,847	18,847
Other political subdivisions	94,965	105,092	108,018	108,018
Corporate debt securities	519,326	534,990	546,678	546,678
Foreign debt securities	74,739	78,359	75,416	75,416
Residential mortgage-backed securities	261,561	265,448	278,259	278,259
Commercial mortgage-backed securities	74,405	78,506	79,796	79,796
Other asset-backed securities	78,199	79,039	72,848	72,848

Sub-total	$1,162,495	$1,200,674	$1,222,948	1,222,948

Other invested assets				1,561

Total investments				$1,224,509

Schedule II—Condensed Financial Information of Registrant

UNIVERSAL AMERICAN CORP.
(Parent Company)

CONDENSED BALANCE SHEETS

(in thousands)

	December 31, 2012	December 31, 2011
		(as adjusted)
ASSETS
Cash and cash equivalents	$21,293	$23,591
Investments	14,992	—
Investments in subsidiaries at equity	1,106,510	857,264
Advances to agents	—	5,600
Surplus note receivable from affiliate	—	60,000
Due from affiliates	8,842	—
Deferred loan origination fees	5,602	992
Income tax receivable	27,828	53,520
Deferred income tax asset	—	3,664
Other assets	9,113	3,732

Total assets	$1,194,180	$1,008,363

LIABILITIES AND STOCKHOLDERS' EQUITY
Loan payable	$131,984	$—
Series A mandatorily redeemable preferred shares	40,000	40,000
Due to affiliates	—	6,907
Deferred income tax liability	2,224	—
Amounts payable and other liabilities	7,475	21,093

Total liabilities	181,683	68,000

Total stockholders' equity	1,012,497	940,363

Total liabilities and stockholders' equity	$1,194,180	$1,008,363

See notes to condensed financial statements.

UNIVERSAL AMERICAN CORP.
(Parent Company)

CONDENSED STATEMENTS OF OPERATIONS

(in thousands)

	For the Years Ended December 31,
	2012	2011	2010
		(as adjusted)	(as adjusted)
REVENUES:
Surplus note investment income—affiliated	$20,217	$—	$—
Net investment income—unaffiliated	197	62	160
Realized gains (losses) on investments	6,600	(87)	63

Total revenues	27,014	(25)	223

EXPENSES:
Selling, general and administrative expenses	20,809	46,972	5,220
Stock-based compensation	9,319	17,012	9,994
Interest expense	6,238	2,267	—

Total expenses	36,366	66,251	15,214

Loss before income tax benefit and equity in net income of subsidiaries	(9,352)	(66,276)	(14,991)
Income tax benefit	423	17,007	4,822

Loss before equity in net income of subsidiaries	(8,929)	(49,269)	(10,169)
Equity in earnings of subsidiaries, net of taxes	61,962	51,976	97,812

Income from continuing operations	53,033	2,707	87,643

Discontinued operations:
(Loss) income from discontinued operations, net of income taxes	—	(40,238)	104,240
Expenses of transactions, net of income taxes	—	(10,670)	(2,622)

(Loss) income from discontinued operations	—	(50,908)	101,618

Net income (loss)	$53,033	$(48,201)	$189,261

See notes to condensed financial statements.

UNIVERSAL AMERICAN CORP.
(Parent Company)

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Years Ended December 31,
	2012	2011	2010
		(as adjusted)	(as adjusted)
Cash flows from operating activities:
Net income (loss)	$53,033	$(48,201)	$189,261
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Income (loss) from discontinued operations	—	50,908	(101,618)
Equity in net income of subsidiaries	(61,962)	(51,976)	(97,812)
Realized (gains) losses on investments	(6,600)	87	(63)
Stock-based compensation	9,319	17,012	9,994
Amortization of deferred loan origination fees	1,174	122	—
Impairment of agents balances	—	5,800	—
Change in amounts due to/from subsidiaries	(15,749)	77,950	(322)
Change in income taxes receivable	25,692	(102,405)	50,659
Deferred income taxes	5,888	13,489	(3,004)
Change in other assets and liabilities	(4,078)	9,385	(19,278)

Cash provided by (used for) operating activities from continuing operations	6,717	(27,829)	27,817
Cash used for operating activities from discontinued operations	—	(6,460)	(5,090)

Cash provided by (used for) operating activities	6,717	(34,289)	22,727

Cash flows from investing activities:
Sale (purchase) of fixed maturities	6,600	21,149	(21,236)
Net change in short-term investments	(14,994)	—	—
Redemption of surplus note due from affiliate	60,000	—	—
Capital contributions to subsidiaries	(8,600)	(12,953)	—
Dividends from subsidiaries	58,900	40,061	166,155
Proceeds from sale of CHCS	—	—	7,465
Purchase of business	(147,737)	—	—
Purchase of agent advances from subsidiaries, net of collections	5,600	—	(2,896)

Cash (used for) provided by investing activities	(40,231)	48,257	149,488

Cash flows from financing activities:
Net proceeds from issuance of common stock	5,870	4,782	6,969
Purchase of treasury stock	—	(11,069)	(5,937)
Issuance of new debt	150,000	40,000	—
Payment of debt issue costs	(5,772)	(1,102)	—
Principal repayment on debt	(18,016)	—	—
Dividends to stockholders	(100,866)	(1,416)	(156,095)
Settlement of equity awards to employees and directors	—	(33,545)	—
Contributions to discontinued operations	—	(36,015)	—

Cash provided by (used for) financing activities from continuing operations	31,216	(38,365)	(155,063)
Cash used for financing activities from discontinued operations	—	(850)	(80,885)

Cash provided by (used for) financing activities	31,216	(39,215)	(235,948)

Net decrease in cash and cash equivalents	(2,298)	(25,247)	(63,733)
Cash and cash equivalents:
At beginning of year	23,591	48,838	112,571

At end of year	$21,293	$23,591	$48,838

Supplemental disclosure of cash flow information:
Cash paid (received) during the year for:
Interest	$6,125	$1,577	$—

Income taxes	$(16,160)	$58,569	$38,000

See notes to condensed financial statements.

UNIVERSAL AMERICAN CORP.
(Parent Company)

NOTES TO CONDENSED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

        Except as otherwise indicated, references to the "Company," "we," "our," and "us" are to (i) Universal American Corp., a Delaware corporation (formerly known as Universal American Spin Corp., "Universal American") and its subsidiaries following the closing of the sale of our Part D business on April 29, 2011 (the "Part D Transaction") and (ii) Universal American Corp., a New York corporation (now known as Caremark Ulysses Holding Corp., "Old Universal American") and its subsidiaries prior to the closing of the Part D Transaction on April 29, 2011.

        Universal American is a specialty health and life insurance holding company with an emphasis on providing a broad array of health insurance and managed care products and services to people covered by Medicare and/or Medicaid.

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

2. ADVANCES TO AGENTS

        Universal American's insurance subsidiaries advance commissions to their respective agents for business submitted by the agents. Universal American has agreements with certain of its insurance subsidiaries whereby it purchases certain of the related receivables. The advances are recovered as the commissions are earned through the balance of the policy period. All balances outstanding from insurance subsidiaries were settled during 2012.

3. MANDATORILY REDEEMABLE PREFERRED SHARES

        On April 29, 2011, in conjunction with the consummation of the Part D Transaction, Universal American issued an aggregate of $40 million of Series A Mandatorily Redeemable Preferred Shares (the "Series A Preferred Shares"), representing 1,600,000 shares with a par value of $0.01 per share and a liquidation preference of $25.00 per share. The Series A Preferred Shares pay cash dividends at the rate of 8.5% per annum and are mandatorily redeemable on the six year anniversary of the issue date. The proceeds from the sale of the Series A Preferred Shares were used to pay a portion of the existing indebtedness and transaction expenses of Old Universal American at the closing of the Part D Transaction. Universal American did not retain any proceeds from the sale of the Series A Preferred Shares. At the closing of the Part D Transaction, certain officers and directors of Universal American collectively purchased an aggregate of $10 million of the Series A Preferred Shares.

        In accordance with ASC 480, Distinguishing Liabilities from Equity, because the issuance of the Series A Preferred Shares imposes an obligation on us requiring the transfer of assets, specifically, cash, at the redemption date, the Series A Preferred Shares are reported as a liability on the consolidated balance sheets, with the related dividends reported as interest expense on the consolidated statements of operations. At December 31, 2012 and 2011, we had accrued $0.7 million of such dividends, recorded in other liabilities in the consolidated balance sheets.

UNIVERSAL AMERICAN CORP.
(Parent Company)

NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)

3. MANDATORILY REDEEMABLE PREFERRED SHARES (Continued)

        Issue costs of approximately $1.1 million were capitalized in other assets and are being amortized over the six year term of the Series A Preferred Shares.

4. LOAN PAYABLE

  2012 Credit Facility

        In connection with the acquisition of APS Healthcare, on March 2, 2012, we entered into a new credit facility (the "2012 Credit Facility") consisting of a five-year $150 million senior secured term loan and a $75 million senior secured revolving credit facility.

        The proceeds of the term loan were used to repay APS Healthcare's term loan and revolving credit facility as part of the cost of the acquisition. The 2012 Credit Facility contains customary representations and warranties as well as customary affirmative and negative covenants. Negative covenants include, among others, limitations on the incurrence of indebtedness, limitations on the incurrence of liens and limitations on acquisitions, dispositions, investments and restricted payments. In addition, the 2012 Credit Facility contains certain financial covenants relating to minimum risk-based capital, consolidated leverage ratio, and consolidated debt service ratio. As of December 31, 2012, we were in compliance with all financial covenants.

        The 2012 Credit Facility bears interest at rates equal to, at our election, LIBOR or the base rate, plus an applicable margin that varies based on our consolidated leverage ratio from 1.75% to 2.50%, in the case of LIBOR loans, and from 0.75% to 1.50% in the case of base rate loans. Effective December 31, 2012, the interest rate on the term loan portion of the 2012 Credit Facility was 2.21%, based on a spread of 200 basis points above LIBOR.

        We are required to pay a commitment fee on unused availability under the Revolving Facility that varies based on our consolidated leverage ratio, from 0.40% to 0.50% per year. As of the date of this report, we had not drawn on the Revolving Facility.

        The 2012 Credit Facility contains customary events of default. Upon the occurrence and during the continuance of an event of default, the Lenders may declare the outstanding advances and all other obligations under the 2012 Credit Facility immediately due and payable. Our obligations under the Credit Agreement are secured by a first priority security interest in 100% of the capital stock of our material subsidiaries and are also guaranteed by certain of our unregulated subsidiaries.

        In connection with the 2012 Credit Facility, we incurred loan origination fees of approximately $5.8 million, which were capitalized and are being amortized on a straight-line basis, which does not differ significantly from the effective yield basis, over the life of the 2012 Credit Facility.

        Under the original terms of the 2012 Credit Facility, we are required to make principal repayments quarterly at the rate of $15 million per year over a five-year period with a final payment of $78.8 million due upon maturity in January 2017. In April 2012, we made a prepayment of $7.3 million from the proceeds of the surplus note principal and interest payment from our Pyramid Life Insurance Company subsidiary. We are required to ratably apply any prepayments through the remaining

UNIVERSAL AMERICAN CORP.
(Parent Company)

NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)

4. LOAN PAYABLE (Continued)

scheduled repayments. The following table reflects the schedule of principal payments remaining on the credit facility as of December 31, 2012, after giving effect to the April prepayment:

2012 Credit Facility (in thousands)
2013	$14,269
2014	14,269
2015	14,269
2016	14,269
2017	74,908

$131,984

  Principal and Interest Payments

        During the year ended December 31, 2012, we made regularly scheduled principal payments totaling approximately $10.7 million, a mandatory prepayment of approximately $7.3 million, as mentioned above, and paid interest of $2.7 million.

5. SURPLUS NOTES RECEIVABLE FROM AFFILIATES

        In 2007, Pyramid issued $60.0 million of surplus notes payable to our holding company, bearing interest at an average fixed rate of 7.5%. The notes were repayable beginning March 29, 2009 provided that capital and surplus were sufficient to maintain risk-based capital levels of 450% or greater at the immediate prior year end. However, Pyramid's risk-based capital ratio was below 450% at December 31, 2010 and 2009, thus no principal or interest payments were made during the years ended December 31, 2011 and 2010. As of December 31, 2011, Pyramid's risk-based capital ratio was in excess of 450%, thus with approval from the Kansas Department of Insurance, $60 million in principal repayments and $20.2 million in interest payments, representing the total interest due over the term of the surplus notes were made in 2012, and the surplus notes were paid in full.

6. SPECIAL DIVIDENDS

        On November 1, 2012, our Board of Directors approved the payment of a special cash dividend of $1.00 per share to each holder of our outstanding common stock. This special cash dividend was paid on November 19, 2012 to shareholders of record as of November 12, 2012. The cumulative dividend payment was $88.2 million. In addition, pursuant to the terms of our 2011 Omnibus Equity Award Plan, the exercise price on outstanding stock options was reduced by the amount of the dividend, $1.00 per share. We also established a liability for the dividends related to unvested restricted stock, which will be paid out as the restricted stock vests. This liability was $1.0 million at December 31, 2012 and is included in other liabilities in the condensed balance sheets.

        On July 28, 2010, our Board of Directors approved the payment of a special cash dividend of $2.00 per share to each holder of our outstanding common stock and Series A Preferred Stock. This special cash dividend was paid on August 19, 2010 to the shareholders of record as of the close of business on August 5, 2010. The cumulative dividend payment was $156.0 million. In addition, pursuant to the

UNIVERSAL AMERICAN CORP.
(Parent Company)

NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)

6. SPECIAL DIVIDENDS (Continued)

terms of our 1998 Incentive Compensation Plan, we were required to reduce the exercise price on unexercised options by the amount of the dividend, $2.00 per share. We also established a liability for the dividends related to unvested restricted stock and performance shares. These dividends will be paid out as the restricted stock and performance shares vest. This liability was $0.3 million and $2.0 million at December 31, 2012 and 2011, respectively and is included in amounts payable and other liabilities in the condensed balance sheets.

7. SALE OF CHCS

        On April 26, 2010, we entered into an agreement to sell the outstanding common stock of CHCS, our administrative services company, to Patni Americas, Inc, a wholly-owned subsidiary of Patni Computer Systems Limited (now iGate), for $6.0 million in cash, subject to an adjustment for any net working capital remaining at CHCS on the closing date. The transaction closed on June 9, 2010, with an effective date of April 1, 2010. The operations of CHCS are included in consolidated results up to the effective date of the sale. The total consideration was approximately $7.5 million. Our carrying value of the assets disposed of in connection with the sale of CHCS was approximately $7.1 million, including $4.4 million of goodwill. After consideration of transaction costs of approximately $0.3 million, we recognized an immaterial gain on the disposition.

        In connection with our sale of CHCS to iGate, we entered into a master services agreement covering the services iGate provides to us. The contract provides for guarantee payments if total fees are below $25 million per year or $142.5 million for services over the five year initial term of the master service agreement, which ends May 2015. Through December 31, 2012, we have utilized services in excess of the contractual minimums.

8. DISCONTINUED OPERATIONS

        On April 29, 2011, we sold our Medicare Part D business to CVS Caremark. In accordance with ASC 360, effective with the closing of Part D Transaction on April 29, 2011, the results of operations and cash flows related to our Medicare Part D business and related corporate items are reported as discontinued operations for all periods presented. In addition, the related assets and liabilities related to our Medicare Part D business and related corporate items have been segregated from the assets and liabilities related to our continuing operations and presented separately as investment in subsidiaries held for sale and liabilities of discontinued operations, respectively, in our parent-company-only balance sheets as of December 31, 2012 and 2011.

        In addition, because the Part D Transaction is considered a "reverse spin-off" for accounting purposes, for financial statement presentation, there is no gain or loss on the separation of the disposed net assets and liabilities. Rather, the carrying amounts of the net assets and liabilities of our former Medicare Part D segment and related corporate accounts are removed at their historical cost with an offsetting reduction to stockholders' equity. As of April 29, 2011, we incurred a $443.6 million reduction in stockholders' equity from the separation, representing the net assets transferred to CVS Caremark upon the closing of the Part D Transaction.

Schedule III—SUPPLEMENTAL INSURANCE INFORMATION

UNIVERSAL AMERICAN CORP.

(in thousands)

	Deferred Acquisition Costs	Reserves for Future Policy Benefits	Unearned Premiums	Policy and Contract Claims	Net Premium Earned	Net Investment Income	Policyholder Benefits	Net Change in DAC	Other Operating Expense
2012
Senior Managed Care—Medicare Advantage	$—	$—	$—	$115,612	$1,619,336	$23,231	$1,304,747	$—	$245,228
Traditional Insurance	102,765	983,762	—	45,577	241,904	18,905	186,246	5,418	53,138
Corporate & Other	—	—	—	8,822	128,573	261	106,263	—	197,898
Intersegment and other adjustments	—	—	—	—	—	—	—	—	(9,297)

Segment Total	$102,765	$983,762	$—	$170,011	$1,989,813	$42,397	$1,597,256	$5,418	$486,967

2011(1)
Senior Managed Care—Medicare Advantage	$—	$—	$—	$137,205	$1,960,201	$26,323	$1,608,320	$—	$307,383
Traditional Insurance	108,183	983,274	—	57,618	260,876	21,030	198,955	4,280	68,071
Corporate & Other	—	—	—	—	—	72	—	—	91,345
Intersegment and other adjustments	—	—	—	—	292	—	(7)	—	(2,776)

Segment Total	$108,183	$983,274	$—	$194,823	$2,221,369	$47,425	$1,807,268	$4,280	$464,023

2010(1)
Senior Managed Care—Medicare Advantage	$—	$—	$—	$268,653	$3,155,805	$24,517	$2,641,786	$—	$394,778
Traditional Insurance	112,463	1,002,954	—	49,599	288,277	14,891	221,195	5,183	78,560
Corporate & Other	—	—	—	—	—	351	—	—	39,563
Intersegment and other adjustments	—	—	—	—	111	127	(21)	—	(5,950)

Segment Total	$112,463	$1,002,954	$—	$318,252	$3,444,193	$39,886	$2,862,960	$5,183	$506,951

(1)
The financial data for 2011 has been adjusted for the following items:

•
Change in accounting principle—the retrospective adoption of ASU 2010-26, Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts. (see Note 4—Recently Issued and Pending Accounting Pronouncements for additional detail);

•
Correction—to correct the accounting related to our recording of certain reserves and deferred acquisition costs in our Traditional Insurance segment along with the related deferred income tax impact; and

•
Other—in connection with the restatement, to record adjustments in their proper period for items that are not considered material but were previously corrected out-of-period.

        For additional information see Note 2—Basis of Presentation—Adjustments to Financial Statements.

Universal American Corp.

Schedule V

Valuation and Qualifying Accounts

	Balance Jan 1	Charged to Statement of Operations	Write-offs Against Allowance	Acquisition and Other Adjs.	Balance Dec 31
	(in thousands)
2012
Advances to agents	$57,731	$—	$(1,145)	$389	$56,975
Other assets(1)	59,458	2,540	(33,995)	388	28,391
Valuation allowance for deferred taxes	1,888	800	—	3,118	5,806
2011
Advances to agents	$47,919	$5,928	$—	$3,884	$57,731
Other assets(1)	52,181	16,253	(9,515)	539	59,458
Valuation allowance for deferred taxes	7,818	1,676	—	(7,606)	1,888
2010
Advances to agents	$29,757	$12,055	$—	$6,107	$47,919
Other assets(1)	37,271	26,155	(12,500)	1,255	52,181
Valuation allowance for deferred taxes	5,778	2,040	—	—	7,818

(1)
Represents valuation account on receivables related to Medicare Advantage products.