Form 10-Q
period 2013-03-31
UNIVERSAL AMERICAN CORP.
filed 2013-04-30
CIK 1514128

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
OR
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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

         Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Class of Common Stock	Outstanding at April 29, 2013
Non-voting, par value $0.01 per share	3,300,000 shares
Voting, par value $0.01 per share	85,587,218 shares

        As used in this quarterly report on Form 10-Q, except as otherwise indicated, references to the "Company," "we," "our," and "us" are to Universal American Corp., a Delaware corporation and its subsidiaries.

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

PART I

ITEM 1—FINANCIAL STATEMENTS

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	March 31, 2013	December 31, 2012
	Unaudited
ASSETS
Investments:
Fixed maturities available for sale, at fair value
(amortized cost: 2013, $1,110,160; 2012, $1,146,642)	$1,164,713	$1,203,348
Short-term investments	6,999	16,993
Other invested assets	14,605	14,451

Total investments	1,186,317	1,234,792
Cash and cash equivalents	51,132	59,779
Accrued investment income	10,159	9,264
Deferred policy acquisition costs	98,919	102,765
Reinsurance recoverables—life	533,841	539,770
Reinsurance recoverables—health	125,945	125,406
Due and unpaid premiums	99,719	33,710
Present value of future profits and other amortizing intangible assets	36,200	38,469
Goodwill and other indefinite lived intangible assets	242,216	242,942
Income taxes receivable	38,334	36,100
Other assets	116,161	108,302

Total assets	$2,538,943	$2,531,299

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Reserves and other policy liabilities—life	$542,928	$547,618
Reserves for future policy benefits—health	447,671	449,597
Policy and contract claims—health	167,525	156,558
Premiums received in advance	10,193	11,405
Series A mandatorily redeemable preferred shares	40,000	40,000
Loan payable	128,417	131,984
Amounts due to reinsurers	8,600	8,920
Deferred income taxes payable	31,635	30,643
Other liabilities	130,883	142,077

Total liabilities	1,507,852	1,518,802

STOCKHOLDERS' EQUITY
Preferred stock (Authorized: 40 million shares)	—	—
Common stock—voting (Authorized: 400 million shares; issued and outstanding: 2013, 85.6 million shares; 2012, 85.0 million shares)	856	850
Common stock—non-voting (Authorized: 60 million shares; issued and outstanding: 3.3 million shares)	33	33
Additional paid-in capital	833,153	827,298
Accumulated other comprehensive income	27,511	29,089
Retained earnings	169,538	155,227

Total stockholders' equity	1,031,091	1,012,497

Total liabilities and stockholders' equity	$2,538,943	$2,531,299

See Notes to unaudited Consolidated Financial Statements.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share amounts)

	For the three months ended March 31,
	2013	2012
		(as adjusted)
Revenues:
Net premium and policyholder fees earned	$521,235	$496,641
Net investment income	9,885	11,255
Fee and other income	29,668	16,947
Net realized gains on investments	2,476	6,911

Total revenues	563,264	531,754

Benefits, claims and expenses:
Claims and other benefits	416,956	402,016
Change in deferred policy acquisition costs	3,846	1,284
Amortization of intangible assets	2,288	1,421
Commissions	9,484	11,647
Reinsurance commissions and expense allowances	1,354	1,823
Interest expense	1,588	1,185
Other operating costs and expenses	96,816	79,604

Total benefits, claims and expenses	532,332	498,980

Income before equity in losses of unconsolidated subsidiaries	30,932	32,774
Equity in losses of unconsolidated subsidiaries	(8,288)	—

Income before income taxes	22,644	32,774
Provision for income taxes	8,686	13,240

Net income	$13,958	$19,534

Earnings per common share:
Basic	$0.16	$0.24

Diluted	$0.16	$0.24

Weighted average shares outstanding:
Basic weighted average shares outstanding	87,311	82,648
Effect of dilutive securities	54	446

Diluted weighted average shares outstanding	87,365	83,094

See Notes to unaudited Consolidated Financial Statements.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(in thousands)

	For the three months ended March 31,
	2013	2012
		(as adjusted)
Comprehensive income:
Net income	$13,958	$19,534
Other comprehensive income, net of income taxes:
Unrealized gains on investments	276	10,471
Less: reclassification adjustment for gains included in net income	(1,609)	(4,492)

Change in net unrealized gain on securities available for sale	(1,333)	5,979
Change in long-term claim reserve adjustment	(245)	(1,959)

Total other comprehensive (loss) income, net of income taxes	(1,578)	4,020

Total comprehensive income	$12,380	$23,554

See Notes to unaudited Consolidated Financial Statements.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Unaudited)

(in thousands)

	Common Stock			Accumulated Other Comprehensive Income
			Additional Paid-in Capital		Retained Earnings
	Voting	Non-Voting				Total
2012
Balance at January 1, 2012, as adjusted	$782	$33	$738,029	$11,166	$190,353	$940,363
Net income, as adjusted	—	—	—	—	19,534	19,534
Other comprehensive income	—	—	—	4,020	—	4,020
Net issuance of common stock	8	—	10,583	—	—	10,591
Issuance of shares in connection with the acquisition of APS Healthcare	65	—	76,688	—	—	76,753
Stock-based compensation	—	—	1,035	—	—	1,035
Dividends to stockholders	—	—	—	—	22	22

Balance at March 31, 2012, as adjusted	$855	$33	$826,335	$15,186	$209,909	$1,052,318

2013
Balance at January 1, 2013	$850	$33	$827,298	$29,089	$155,227	$1,012,497
Net income	—	—	—	—	13,958	13,958
Other comprehensive loss	—	—	—	(1,578)	—	(1,578)
Net issuance of common stock	6	—	5,205	—	—	5,211
Stock-based compensation	—	—	650	—	—	650
Dividends to stockholders	—	—	—	—	353	353

Balance at March 31, 2013	$856	$33	$833,153	$27,511	$169,538	$1,031,091

See Notes to unaudited Consolidated Financial Statements.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	For the three months ended March 31,
	2013	2012
		(as adjusted)
Operating activities:
Net income	$13,958	$19,534
Adjustments to reconcile net income to cash (used for) provided by operating activities, net of balances acquired:
Deferred income taxes	1,842	1,297
Net realized gains on investments	(2,476)	(6,911)
Amortization of intangible assets	2,288	1,421
Amortization of debt issuance costs	339	144
Net amortization of bond premium	1,885	1,546
Depreciation expense	2,659	2,126
Changes in operating assets and liabilities:
Deferred policy acquisition costs	3,846	1,284
Reserves and other policy liabilities—life	(4,690)	(4,200)
Reserves for future policy benefits—health	(2,304)	(723)
Policy and contract claims—health	10,967	(10,809)
Reinsurance balances	5,070	6,047
Due and unpaid/advance premium, net	(67,221)	77,541
Income taxes receivable	(2,234)	(4,839)
Other, net	(11,968)	(18,311)

Cash (used for) provided by operating activities	(48,039)	65,147
Investing activities:
Proceeds from sale, maturity, call, paydown or redemption of fixed maturity investments	110,104	234,944
Cost of fixed maturity investments acquired	(74,128)	(134,845)
Change in short-term investments	9,994	—
Purchase of business, net of cash acquired	—	(137,747)
Purchase of fixed assets	(2,069)	(1,734)
Other investing activities	(347)	13,085

Cash provided by (used for) investing activities	43,554	(26,297)
Financing activities:
Net proceeds from issuance of common and preferred stock, net of tax effect	786	913
Dividends paid to stockholders	(1,381)	(1,704)
Principal payment on loan payable	(3,567)	—
Proceeds from the issuance of loan payable	—	150,000
Payment of debt issue costs	—	(5,840)

Cash (used for) provided by financing activities	(4,162)	143,369

Net (decrease) increase in cash and cash equivalents	(8,647)	182,219
Cash and cash equivalents at beginning of period	59,779	63,539

Cash and cash equivalents at end of period	$51,132	$245,758

See Notes to unaudited Consolidated Financial Statements.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. ORGANIZATION AND COMPANY BACKGROUND

        Except as otherwise indicated, references to the "Company," "Universal American," "we," "our," and "us" are to Universal American Corp., a Delaware corporation, and its subsidiaries.

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

        In 2011, Universal American formed a new subsidiary, Collaborative Health Systems, LLC, also known as CHS, to work with physicians and other healthcare professionals to form Accountable Care Organizations, or ACOs, under the Medicare Shared Savings Program ("Shared Savings Program"). Nine of our ACOs were approved for participation in the program by the Centers for Medicare & Medicaid Services, effective April 1, 2012, an additional seven ACOs were approved effective July 1, 2012 and fifteen additional ACOs were approved effective January 1, 2013. We estimate that these thirty one ACOs currently include approximately 3,000 participating providers with approximately 328,000 assigned Medicare fee-for-service beneficiaries covering portions of thirteen states, both within and outside our current Medicare Advantage footprint, including southeast Texas and upstate New York. CHS will provide these ACOs with care coordination, analytics and reporting, technology and other administrative capabilities to enable participating providers to deliver better care and lower healthcare costs for their Medicare fee-for-service beneficiaries. The Company provides capital to CHS to support the operating activities of CHS and the ACOs.

        On March 2, 2012, we completed our acquisition of APS Healthcare, Inc., known as APS Healthcare. APS Healthcare provides specialty health services focused on behavioral health benefits, disease and condition management, and quality review and improvement. All of these services are designed to reduce health-related costs and enhance the health and quality of life of the members served. APS Healthcare provides services to government agencies, such as state Medicaid programs, commercial health plans, employers and unions. These services are provided on either an at-risk basis or an administrative services only basis. Behavioral health benefits are administered through APS Healthcare's provider network that consists of health care providers and facilities with which APS Healthcare directly or indirectly contracts to provide the necessary treatment. APS Healthcare operates in the United States and Puerto Rico. For further discussion of this transaction, see Note 4—Business Combinations.

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

(Unaudited)

2. BASIS OF PRESENTATION (Continued)

include all of the disclosures normally required by U.S. GAAP or those normally made in an Annual Report on Form 10-K. For our insurance and HMO subsidiaries, U.S. GAAP differs from statutory accounting practices prescribed or permitted by regulatory authorities. We have eliminated all material intercompany transactions and balances. The interim financial information in this report is unaudited, but in the opinion of management, includes all adjustments, including normal, recurring adjustments necessary to present fairly the financial position and results of operations for the periods reported. The results of operations for the three months ended March 31, 2013 and 2012 are not necessarily indicative of the results to be expected for the full year.

        Unconsolidated Subsidiaries:    In 2012, we entered into agreements with various healthcare providers to establish ACOs. These ACOs were generally formed as Limited Liability Companies. Our percentage ownership of each ACO varies, however, our share of the income of an ACO is generally 50% and our share of losses of an ACO is generally 100%. In the event of losses, we will share in 100% of subsequent profits until our losses are recovered. Any remaining profits are generally shared at 50%.

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

        Significant Accounting Policies:    For a description of existing significant accounting policies, see Note 3—Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2012.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

2. BASIS OF PRESENTATION (Continued)

        Adjustments to Financial Statements:    The Company's prior annual financial statements, including the three months ended March 31, 2012, have been adjusted for the following items:

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

        We evaluated the Correction and other adjustments in connection with the preparation of our financial statements as of and for the year ended December 31, 2012 and determined that these changes should be reported as a correction of errors in the prior periods. See Note 2—Basis of Presentation included in our Annual Report on Form 10-K for the year ended December 31, 2012 for additional information regarding these adjustments.

        The following table reflects the adjustments to the financial statement line items of our consolidated statements of operations for the three months ended March 31, 2012:

	As Reported	Other	As Adjusted
	(in thousands, except per share amounts)
Other operating costs and expenses	$77,848	$1,756	$79,604
Total benefits, claims and expenses	497,224	1,756	498,980
Income before income taxes	$34,530	$(1,756)	$32,774
Provision for income taxes	13,770	(530)	13,240

Net income	$20,760	$(1,226)	$19,534

Earnings per common share:
Basic	$0.25	$(0.01)	$0.24

Diluted	$0.25	$(0.01)	$0.24

        Comprehensive income for the three months ended March 31, 2012 as reported was $24.8 million and has been adjusted to $23.6 million.

        Retained earnings at January 1, 2012 decreased by $12.8 million, net of tax, with $10.9 million relating to the correction and $1.9 million relating to other adjustments. Retained earnings at March 31, 2012 decreased by $14.0 million, net of tax, with $10.9 million relating to the correction and $3.1 million related to other adjustments. For the quarter ended March 31, 2012, operating cash flows increased by $10.7 million, with a corresponding decrease in financing cash flows as a result of these adjustments.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

3. RECENTLY ISSUED AND PENDING ACCOUNTING PRONOUNCEMENTS

        Other Comprehensive Income:    In February 2013, the Financial Accounting Standards Board issued Accounting Standards Update 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, known as ASU 2013-02, which requires an entity to provide additional disclosure about the amounts reclassified out of accumulated other comprehensive income. We adopted this guidance on a prospective basis effective January 1, 2013. There was no impact to our financial position or results of operations, as ASU 2013-02 only impacts financial statement disclosure.

4. BUSINESS COMBINATION

  Acquisition of APS Healthcare

        On March 2, 2012, we acquired 100% of the outstanding voting stock of APS Healthcare at a purchase price of $222.3 million. The consideration comprised $147.8 million in cash to retire APS Healthcare's outstanding indebtedness and other liabilities and approximately $74.5 million in Universal American common stock. The equity portion of the purchase price was funded through the issuance of 6,314,690 shares of Universal American common stock. The cash portion of the purchase price was funded with the proceeds of the $150 million term loan portion of a new Credit Facility.

        We have recorded $5.0 million of acquisition accounting adjustments subsequent to the closing. The working capital adjustment was finalized in the third quarter of 2012, resulting in a $2.2 million decrease to the purchase price and the return of 189,771 shares of Universal American common stock. The remaining $2.8 million included an increase in deferred tax assets of $3.8 million, net of an increase in claims payable of $0.8 million and a decrease in other current assets of $0.2 million. These adjustments were offset to goodwill. There have been no other adjustments to the fair value estimates made as of the acquisition date.

        The allocation of the purchase price resulted in goodwill of $164.8 million and other intangible assets of $29.2 million. The goodwill recognized, assigned to the Corporate and Other segment, is attributable primarily to expected synergies and the assembled workforce of APS Healthcare. Approximately $5.5 million of the goodwill related to the acquisition of APS Healthcare is deductible for tax purposes. The other intangible assets, which consist of customer relationships, technology, tradename and provider network, have weighted average useful lives ranging from 4 to 8 years.

        The results of operations and financial condition of APS Healthcare have been included in our consolidated statements of operations and consolidated balance sheets from March 2, 2012, the date of acquisition. In 2012, we recognized $3.7 million of acquisition related costs (primarily in the first quarter). These costs are included in the line item other operating costs and expenses in the consolidated statements of operations. We also incurred $5.8 million of costs in connection with the new credit facility. These costs have been deferred, are included in other assets in our consolidated balance sheets, and will be amortized over the life of the term loan. We have not recognized any acquisition-related costs in 2013.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

4. BUSINESS COMBINATION (Continued)

        The unaudited consolidated pro forma results of operations, assuming that operating results for APS Healthcare were included for the entire period ended March 31, 2012 are as follows:

2012
(in thousands)
Total revenues	$584,155

Income before income taxes	$35,709

Net income	$21,353

        These amounts have been determined after applying our accounting policies and adjusting the results of APS Healthcare to reflect the changes in depreciation and amortization that would have been charged assuming the fair value adjustments to property, plant and equipment and intangible assets had been applied on January 1, 2012, and elimination of APS Healthcare's acquisition related costs, together with the related tax effects. These amounts also include adjustment of our results to reflect the cost of the new credit facility and additional stock based compensation that would have been charged assuming the acquisition took place on January 1, 2012, and elimination of our acquisition related costs, together with the related tax effects. The pro forma information presented above is for disclosure purposes only and is not necessarily indicative of the results of operations that would have occurred had we consummated the acquisition on the date assumed, nor is the pro forma information intended to be indicative of our future results of operations.

5. INVESTMENTS

        The amortized cost and fair value of fixed maturity investments are as follows:

	March 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Gross Unrealized OTTI(1)	Fair Value
	(in thousands)
Classification
U.S. Treasury securities and U.S. Government obligations	$33,990	$185	$(1)	$—	$34,174
Government sponsored agencies	16,891	641	(9)	—	17,523
Other political subdivisions	104,932	3,062	(90)	—	107,904
Corporate debt securities	477,173	34,147	(321)	—	510,999
Foreign debt securities	133,592	4,944	(94)	—	138,442
Residential mortgage-backed securities	218,599	10,365	(348)	—	228,616
Commercial mortgage-backed securities	73,304	4,220	(285)	—	77,239
Other asset-backed securities	51,679	1,560	(108)	(3,315)	49,816

	$1,110,160	$59,124	$(1,256)	$(3,315)	$1,164,713

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

5. INVESTMENTS (Continued)

	December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Gross Unrealized OTTI(1)	Fair Value
	(in thousands)
Classification
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

(1)
Other-than-temporary impairments.

        At March 31, 2013, gross unrealized losses on mortgage-backed and asset-backed securities totaled $4.1 million, consisting primarily of unrealized losses of $3.4 million on subprime residential mortgage loans, as discussed below, with the balance related to obligations of commercial and residential mortgage-backed securities. The fair value of certain subprime securities is depressed due to the deterioration of collectability of the underlying mortgages. The fair value of the other securities is depressed primarily due to changes in interest rates. We have evaluated these holdings, with input from our investment managers, and do not believe further other-than-temporary impairment to be warranted.

        The amortized cost and fair value of fixed maturity investments at March 31, 2013 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
	(in thousands)
Due in 1 year or less	$50,007	$50,731
Due after 1 year through 5 years	352,828	369,974
Due after 5 years through 10 years	271,872	290,047
Due after 10 years	91,871	98,290
Mortgage and asset-backed securities	343,582	355,671

	$1,110,160	$1,164,713

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

5. INVESTMENTS (Continued)

        The fair value and unrealized loss as of March 31, 2013 and December 31, 2012 for fixed maturities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are shown below:

	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Losses and OTTI	Fair Value	Gross Unrealized Losses and OTTI	Fair Value	Gross Unrealized Losses and OTTI
	(in thousands)
March 31, 2013
U.S. Treasury securities and U.S. Government obligations	$6,643	$(1)	$—	$—	$6,643	$(1)
Government sponsored agencies	2,602	(9)	—	—	2,602	(9)
Other political subdivisions	19,292	(90)	—	—	19,292	(90)
Corporate debt securities	19,609	(84)	5,033	(237)	24,642	(321)
Foreign debt securities	15,040	(94)	—	—	15,040	(94)
Residential mortgage-backed securities	27,519	(348)	—	—	27,519	(348)
Commercial mortgage-backed securities	208	(1)	1,135	(284)	1,343	(285)
Other asset-backed securities	3,800	(1)	6,578	(3,422)	10,378	(3,423)

Total fixed maturities	$94,713	$(628)	$12,746	$(3,943)	$107,459	$(4,571)

Total number of securities in an unrealized loss position						77

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

5. INVESTMENTS (Continued)

	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Losses and OTTI	Fair Value	Gross Unrealized Losses and OTTI	Fair Value	Gross Unrealized Losses and OTTI
	(in thousands)
December 31, 2012
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

        As of March 31, 2013, we held subprime securities with par values of $10.0 million, an amortized cost of $10.0 million and a fair value of $6.6 million representing approximately 0.5% of our cash and invested assets, with collateral comprised substantially of first lien mortgages in senior or senior mezzanine level tranches, with an average Standard & Poor's rating of BB-.

        The following table presents our exposure to subprime residential mortgages by vintage year.

	Amortized Cost	Fair Value	Gross Unrealized Losses & OTTI
	(in thousands)
Vintage Year
2005	$3,000	$2,731	$(269)
2006	7,000	3,847	(3,153)

Totals	$10,000	$6,578	$(3,422)

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

5. INVESTMENTS (Continued)

        We continuously review our subprime holdings stressing multiple variables, such as cash flows, prepayment speeds, default rates and loss severity, and comparing current base case loss expectations to the loss required to incur a principal loss. Based on the analysis of the remaining subprime holdings at March 31, 2013, we do not believe there is additional other-than-temporarily impairment on these securities.

  Interest Rate Swaps

        We use interest rate swaps from time to time as part of our overall risk management strategy to efficiently reduce the duration, or sensitivity, of our fixed maturity investment portfolio market value to a rise in interest rates.

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

        As of March 31, 2013, we have $100 million notional interest rate swaps outstanding with a fair value of $2.4 million and a maturity date of February 13, 2023. We recognized mark-to-market gains on these swaps of $1.3 million and interest costs of $0.2 million during the quarter. This net gain of $1.1 million is reflected in realized gains in the consolidated statements of operations.

        We actively manage any counterparty exposure through a collateral support agreement, which requires daily cash settlement of any gain or loss above a $250,000 threshold.

        Gross realized gains and gross realized losses on investments included in net realized gains on investments in the consolidated statements of operations are as follows:

	For the three months ended March 31,
	2013	2012
	(in thousands)
Realized Gains:
Fixed maturities	$1,837	$7,795
Interest rate swap	1,090	—
Other	7	—

	2,934	7,795

Realized Losses:
Fixed maturities, excluding OTTI	(458)	(884)

	(458)	(884)

Net realized gains on investments	$2,476	$6,911

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

6. FAIR VALUE MEASUREMENTS

        We carry fixed maturity investments and equity securities at fair value in our Consolidated Financial Statements. These fair value disclosures consist of information regarding the valuation of these financial instruments followed by the fair value measurement disclosure requirements of Accounting Standards Codification 820-10, Fair Value Measurements and Disclosures Topic, known as ASC 820-10. ASC 820-10 establishes a fair value hierarchy that prioritizes the inputs in the valuation techniques used to measure fair value into three broad Levels, numbered 1, 2, and 3. For further discussion, see Note 7—Fair Value Measurements included in our Annual Report on Form 10-K for the year ended December 31, 2012.

        The following table presents our assets that we carry at fair value by ASC-820-10 hierarchy levels:

	Total	Level 1	Level 2	Level 3
March 31, 2013
Assets:
Fixed maturities, available for sale	$1,164,713	$—	$1,162,268	$2,445
Equity securities	7,707	—	7,707	—
Interest rate swaps	2,376	—	2,376	—

Total assets	$1,174,796	$—	$1,172,351	$2,445

December 31, 2012
Assets:
Fixed maturities, available for sale	$1,203,348	$—	$1,200,895	$2,453
Equity securities	7,608	—	7,608	—
Interest rate swaps	1,095	—	1,095	—

Total assets	$1,212,051	$—	$1,209,598	$2,453

        The following table provides a summary of changes in the fair value of our Level 3 financial instruments:

Fixed Maturities
(in thousands)
Fair value as of December 31, 2012	$2,453
Paydowns	(38)
Unrealized gains included in AOCI(1)(2)	30

Fair value as of March 31, 2013	$2,445

(1)
AOCI: Accumulated other comprehensive income.

(2)
Unrealized gains represent gains from changes in values of Level 3 financial instruments only for the periods in which the instruments are classified as Level 3.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

7. ACCUMULATED OTHER COMPREHENSIVE INCOME

        The components of accumulated other comprehensive income are as follows (in thousands):

	Net Unrealized Gains (Losses) on Investments Available for Sale	Gross Unrealized OTTI	Long-Term Claim Reserve Adjustment	Accumulated Other Comprehensive Income
March 31, 2013
Balance as of January 1, 2013	$39,934	$(3,010)	$(7,835)	$29,089
Other comprehensive income before reclassifications	(579)	855	(245)	31
Amounts reclassified from accumulated other comprehensive income	1,609	—	—	1,609

Net current-period other comprehensive income	(2,188)	855	(245)	(1,578)

Balance as of March 31, 2013	$37,746	$(2,155)	$(8,080)	$27,511

March 31, 2012
Balance as of January 1, 2012	$17,723	$(3,242)	$(3,315)	$11,166
Other comprehensive income before reclassifications	10,487	(16)	(1,959)	8,512
Amounts reclassified from accumulated other comprehensive income	4,492	—	—	4,492

Net current-period other comprehensive income	5,995	(16)	(1,959)	4,020

Balance as of March 31, 2012	$23,718	$(3,258)	$(5,274)	$15,186

        Table amounts are presented net of tax at a rate of 35%.

8. STOCK-BASED COMPENSATION

        In April 2011, we established the Universal American Corp. 2011 Omnibus Equity Award Plan (the "2011 Equity Plan"). The 2011 Equity Plan is the sole active plan for providing equity compensation to eligible employees, directors and other third parties. We issue shares upon the exercise of options granted under the plan. Detailed information for activity in our stock-based incentive plan can be found in Note 19—Stock-Based Compensation in our Annual Report on Form 10-K for the year ended December 31, 2012.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

8. STOCK-BASED COMPENSATION (Continued)

        Compensation expense, included in other operating costs and expenses, and the related tax benefit were as follows:

	Three Months Ended March 31,
	2013	2012
	(in thousands)
Stock options	$650	$1,035
Restricted stock awards	800	1,629

Total stock-based compensation expense	1,450	2,664
Tax benefit recognized(1)	90	440

Stock-based compensation expense, net of tax	$1,360	$2,224

(1)
Tax benefit recognized includes the estimated effect of non-deductible compensation costs.

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

        We estimated the fair value for options granted during the period at the date of grant using a Black-Scholes option pricing model with the following range of assumptions:

For options granted in 2013
Weighted-average grant date fair value	$2.67-$2.69
Risk free interest rates	0.56%-0.60%
Dividend yields	0.00%
Expected volatility	40.50%-40.86%
Expected lives of options (in years)	3.75

        We did not capitalize any cost of stock-based compensation. Future expense may vary based upon factors such as the number of awards granted by us and the then-current fair value of such awards.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

8. STOCK-BASED COMPENSATION (Continued)

        A summary of option activity for the three months ended March 31, 2013 is set forth below:

	Options	Weighted Average Exercise Price
	(in thousands)
Options
Outstanding at January 1, 2013	5,224	$9.27
Granted	1,708	8.53
Exercised	(11)	8.33
Forfeited or expired	(811)	9.91

Outstanding at March 31, 2013	6,110	$8.98

        The total intrinsic value of stock options (the amount by which the market price of the stock on the date of exercise exceeded the exercise price of the option) exercised during the three months ended March 31, 2013 was less than $0.1 million.

        We received proceeds of approximately $0.1 million from the exercise of stock options during the three months ended March 31, 2013.

        As of March 31, 2013, the total compensation cost related to non-vested option awards not yet recognized was $15.3 million, which we expect to recognize over a weighted average period of 3.0 years.

  Restricted Stock Awards

        In accordance with our 2011 Equity Plan, we may grant restricted stock to employees, directors and other third parties. These awards generally vest ratably over a four-year period; however during the quarter ended March 31, 2013 we paid a portion of the annual bonuses in the form of restricted stock, which vests under certain circumstances on the two year anniversary of the grant. We generally value restricted stock awards at an amount equal to the market price of our common stock on the date of grant. We recognize compensation expense for restricted stock awards on a straight line basis over the vesting period.

        A summary of non-vested restricted stock award activity for the three months ended March 31, 2013 is set forth below:

	Shares	Weighted Average Grant-Date Fair Value
	(in thousands)
Non-Vested Restricted Stock
Non-vested at January 1, 2013	1,029	$11.38
Granted	873	8.53
Vested	(263)	11.62
Forfeited	(176)	11.38

Non-vested at March 31, 2013	1,463	$9.64

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

8. STOCK-BASED COMPENSATION (Continued)

        The total fair value of shares of restricted stock vested during the three months ended March 31, 2013 was $2.5 million.

  Tax Benefits of Stock-Based Compensation

        ASC 718-10 requires us to report the benefits of tax deductions in excess of recognized compensation cost of equity awards as a financing cash flow. We recognized $0.8 million and $0.9 million of financing cash flows for these excess tax deductions for the three months ended March 31, 2013 and 2012 respectively.

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

10. BUSINESS SEGMENT INFORMATION

        As of March 31, 2013, our business segments are based on product and consist of

  •
  Senior Managed Care—Medicare Advantage and,

  •
  Traditional Insurance.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

10. BUSINESS SEGMENT INFORMATION (Continued)

        The activities of our holding company, along with start-up and operating costs associated with our ACO business, the operations of APS Healthcare since its acquisition on March 2, 2012 and other ancillary operations are reported in our Corporate & Other segment.

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

        Financial data by segment, with a reconciliation of segment revenues and segment income (loss) before income taxes to total revenue and income from continuing operations before income taxes in accordance with U.S. GAAP is as follows:

	Three months ended March 31,
	2013		2012
	Revenues	Income (loss) before Income Taxes	Revenues	Income (loss) before Income Taxes
	(in thousands)
Senior Managed Care—Medicare Advantage	$430,028	$38,594	$426,131	$33,309
Traditional Insurance	61,675	2,346	70,060	4,433
Corporate & Other	72,605	(20,772)	29,502	(11,879)
Intersegment revenues	(3,520)	—	(850)	—
Adjustments to segment amounts:
Net realized gains on investments(1)	2,476	2,476	6,911	6,911

Total	$563,264	$22,644	$531,754	$32,774

(1)
We evaluate the results of operations of our segments based on income before realized gains and losses and income taxes. We believe that realized gains and losses are not indicative of overall operating trends.

11. OTHER DISCLOSURES

        Income Taxes:    Our effective tax rate on income was 38.4% for the first quarter of 2013 compared to 40.4% for the first quarter of 2012. The quarter ended March 31, 2013 includes $0.3 million of non-recurring tax benefits. State income taxes and permanent items, including non-deductible executive compensation pursuant to the Affordable Care Act, non-deductible interest on the mandatorily redeemable preferred shares and, in 2012, transaction costs related to the APS Healthcare acquisition, drove the effective rates in excess of the 35% federal rate.

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

(Unaudited)

11. OTHER DISCLOSURES (Continued)

obligations under the reinsurance agreement. We are also obligated to pay claims on the traditional business of Pennsylvania Life Insurance Company, the company that we sold to CVS Caremark in 2011, in the event that any of the third party reinsurers to whom Pennsylvania Life has ceded an insured claim fails to meet their obligations under the reinsurance agreement. We are not aware of any instances where any of our reinsurers have been unable to pay any policy claims on any reinsured business.

        As of March 31, 2013, all of our primary reinsurers, as well as the primary first party reinsurers of Pennsylvania Life's traditional business, were rated "A-" (Excellent) or better by A.M. Best with the exception of one reinsurer. For that reinsurer, which is not rated, a trust containing assets at 106% of reserves is maintained. The reserves amounted to approximately $142.1 million as of March 31, 2013.

        Restructuring Charges:    A summary of our restructuring liability balance as of March 31, 2013 follows:

	Segment	January 1, Balance	Charge to Earnings	Cash Paid	Non-cash	March 31, Balance
		(in thousands)
2013
Workforce reduction	Corporate & Other	$3,800	$—	$(1,660)	$—	$2,140
Facility consolidation	Corporate & Other	130	—	—	(6)	124
Facility consolidation	Traditional	334	—	—	(28)	306

Total		$4,264	$—	$(1,660)	$(34)	$2,570

        For further discussion of our restructuring initiatives, see Note 22—Other Operational Disclosures—Restructuring Charges in our Annual Report on Form 10-K for the year ended December 31, 2012.

        Principal and Interest Payments on Term Loan:    During the quarter ended March 31, 2013, we made principal and interest payments totaling $3.6 million and $0.5 million, respectively. During the quarter ended March 31, 2012, we made interest payments of $0.1 million.

        Unconsolidated Subsidiaries:    We account for our participation in the ACOs using the equity method. Gains and losses from our participation in the ACOs are reported as equity in earnings (losses) of unconsolidated subsidiaries in the consolidated statements of operations. Our net investment in the ACOs is reported in other assets in the consolidated balance sheets. We recognized losses of $8.3 million from our ACO arrangements, for the three months ended March 31, 2013. For additional information on the ACOs, see Note 1—Organization and Company Background and Note 2—Basis of Presentation.

ITEM 2—MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

        The following discussion and analysis presents a review of our financial condition as of March 31, 2013 and our results of operations for the three months ended March 31, 2013 and 2012. As used in this quarterly report on Form 10-Q, except as otherwise indicated, references to the "Company," "we," "our," and "us" are to Universal American Corp., a Delaware corporation and its subsidiaries.

        You should read the following analysis of our consolidated results of operations and financial condition in conjunction with the consolidated financial statements and related consolidated footnotes included elsewhere in this quarterly report on Form 10-Q as well as the Consolidated Financial Statements and related consolidated Footnotes and the Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2012. The following discussion contains forward-looking statements that involve risks, uncertainties and assumptions that could cause our actual results to differ materially from management's expectations. Factors that could cause such differences include those set forth or incorporated by reference in our Annual Report on Form 10-K for the year ended December 31, 2012 filed on March 6, 2012 under Part II, Item 1A—Risk Factors.

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

Recent Developments

  Medicare Accountable Care Organizations

        In March 2010, President Obama signed into law The Patient Protection and Affordable Care Act and The Healthcare and Education Reconciliation Act of 2010, which we collectively refer to as the Affordable Care Act. The Affordable Care Act established ACOs as a tool to improve quality and lower costs through increased care coordination in the Medicare Fee-for-Service, or FFS, program, which covers approximately 75% of the Medicare recipients, approximately 36 million eligible Medicare beneficiaries. CMS established the Shared Savings Program to facilitate coordination and cooperation among providers to improve the quality of care for FFS beneficiaries and reduce unnecessary costs.

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

        We have partnered with primary-care provider groups, hospitals, integrated delivery systems, and a variety of other health care providers to form 31 ACOs which have been approved by the CMS for participation in the Shared Savings Program. We estimate that these 31 ACOs currently include approximately 3,000 participating providers with approximately 328,000 assigned Medicare fee-for-service beneficiaries covering portions of thirteen States both within and outside our current Medicare Advantage footprint, including Southeast Texas and upstate New York. We will provide these ACOs with care coordination, analytics and reporting, technology and other administrative capabilities to enable participating providers to deliver better care, improved health and lower healthcare costs for their Medicare fee-for-service beneficiaries.

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

        Certain significant provisions of the Affordable Care Act that will impact our business include, among others, establishment of ACOs, reduced Medicare Advantage reimbursement rates, implementation of quality bonus for Star Ratings, stipulated minimum medical loss ratios, non-deductible federal excise taxes assessed to health insurers and coding intensity adjustments with mandatory minimums. The health care reform legislation is discussed more fully in the "Risk Factors" section of this report.

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

Membership

        The following table presents our membership in our Medicare Advantage segment:

	March 31, 2013	December 31, 2012(1)
	(in thousands)
Membership
Southwest HMO	61.6	56.6
Northeast Network	38.8	36.0
Southeast Network	6.0	5.8

Core Markets	106.4	98.4
All Other Network	13.6	16.5
Rural	14.1	16.1

Total Membership	134.1	131.0

(1)
Restated to exclude 3,300 members in areas subject to 2013 Service Area Reductions.

Results of Operations—Consolidated Overview

        The following table reflects income (loss) before taxes from each of our segments and contains reconciliations to reported net income:

	Three months ended March 31,
	2013	2012(1)
	(in thousands, except per share amounts)
Senior Managed Care—Medicare Advantage(2)	$38,594	$33,309
Traditional Insurance(2)	2,346	4,433
Corporate & Other(2)	(20,772)	(11,879)
Net realized gains on investments(2)	2,476	6,911

Income before provision for income taxes(2)	22,644	32,774
Provision for income taxes	8,686	13,240

Net income	$13,958	$19,534

Earnings per common share (diluted):
Net income	$0.16	$0.24

(1)
The Company's prior annual financial statements, including the three months ended March 31, 2012, have been adjusted for the following items:

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

  Three months ended March 31, 2013 and 2012

        Net income for the three months ended March 31, 2013 was $14.0 million, or $0.16 per diluted share, compared to $19.5 million or $0.24 per diluted share for the three months ended March 31, 2012. Net income includes realized investment gains, net of taxes, of $1.6 million, or $0.02 per diluted share, and $4.5 million, or $0.5 per diluted share, for the quarters ended March 31, 2013 and 2012, respectively. Our effective tax rate was 38.4% for the first quarter of 2013 compared to 40.4% for the first quarter of 2012. The quarter ended March 31, 2013 includes $0.3 million of non-recurring tax benefits. State income taxes and permanent items, including non-deductible executive compensation pursuant to the Affordable Care Act, non-deductible interest on the mandatorily redeemable preferred shares and, in 2012, transaction costs related to the APS Healthcare acquisition, drove the effective rates in excess of the 35% federal rate.

        Our Senior Managed Care—Medicare Advantage segment generated income before income taxes of $38.6 million for the three months ended March 31, 2013, an increase of $5.3 million compared to the three months ended March 31, 2012. The increase in earnings was driven primarily by an improvement in the medical expense ratio from 81.1% in the first quarter 2012 to 80.3% in the first quarter 2013 and improved expense efficiency as a result of our expense reduction initiative. The first quarter of 2013 included favorable prior period items of $17.8 million compared to favorable prior period items of $12.6 million in the first quarter of 2012.

        Our Traditional Insurance segment generated income before income taxes of $2.3 million for the three months ended March 31, 2013, compared to $4.4 million for the three months ended March 31, 2012. The $2.1 million decrease in income was primarily due to a decrease in underwriting and investment income due to the decline in overall business in force.

        The loss before income taxes from our Corporate & Other segment increased by $8.9 million for the first quarter of 2013 compared to the first quarter of 2012. This was due primarily to an increase of $4.7 million in start-up and operating costs related to our ACO business an increase of $2.8 million in other parent company expenses, net of revenue, and a $1.2 million increase in the operating loss at APS Healthcare.

Segment Results—Senior Managed Care—Medicare Advantage

	Three months ended March 31,
	2013	2012
	(in thousands)
Net premiums	$424,643	$420,026
Net investment income	5,341	6,071
Fee and other income	44	34

Total revenue	430,028	426,131

Medical expenses	340,984	340,758
Amortization of intangible assets	754	782
Commissions and general expenses	49,696	51,282

Total benefits, claims and other deductions	391,434	392,822

Segment income before income taxes	$38,594	$33,309

        Our Senior Managed Care—Medicare Advantage segment includes the operations of our Medicare coordinated care HMO, PPO, network-based PFFS and non-network (Rural) PFFS Plans (collectively, the "Plans"), which provides coverage to Medicare beneficiaries in 34 states. Our HMOs offer coverage to Medicare beneficiaries primarily in Southeastern Texas, the area surrounding Dallas/Ft. Worth, 16 counties in Oklahoma and three counties in Indiana.

  Three months ended March 31, 2013 and 2012

        Our Senior Managed Care—Medicare Advantage segment generated income before income taxes of $38.6 million for the three months ended March 31, 2013, an increase of $5.3 million compared to the three months ended March 31, 2012. The increase in earnings was driven primarily by an improvement in the medical expense ratio from 81.1% in the first quarter 2012 to 80.3% in the first quarter 2013 and improved expense efficiency as a result of our expense reduction initiative. The first quarter of 2013 included favorable prior period items of $17.8 million compared to favorable prior period items of $12.6 million in the first quarter of 2012.

        Net Premiums.    Net premiums for the Senior Managed Care—Medicare Advantage segment increased by $4.6 million compared to the three months ended March 31, 2012, primarily due a higher premium yield per member. In the first quarter of 2013, we recognized a $26.9 million favorable premium adjustment related to 2012 risk scores based on our ongoing chart review process. This compares to $16.7 million of favorable premium adjustments in the first quarter of 2012 that included $11.4 million related to 2011 risk scores and $5.3 million related to a change in status by CMS for members who had previously been classified as Medicare Secondary Payer members.

        Net investment income.    Net investment income decreased $0.7 million primarily due to the maturity of higher yielding assets with the proceeds being reinvested in lower yielding securities in this low interest rate environment.

        Medical expenses.    Medical expenses increased by $0.2 million compared to the first quarter of 2012. During the first quarter of 2013, there were $8.9 million of net unfavorable items related to prior periods compared to $4.0 million of unfavorable development in the first quarter of 2012. The medical expense ratio improved to 80.3% for the first quarter of 2013 from 81.1% for the same period in 2012.

        Commissions and general expenses.    Commissions and general expenses for the three months ended March 31, 2013 decreased $1.6 million compared to the three months ended March 31, 2012, primarily as the result of the decreased level of membership and the execution of our expense reduction plan.

The ratio of commissions and general expenses to net premiums decreased to 11.7% in the first quarter of 2013 from 12.2% in the first quarter of 2012.

Segment Results—Traditional Insurance

	Three months ended March 31,
	2013	2012
	(in thousands)
Net premiums	$56,763	$64,392
Net investment income	4,521	5,174
Fee and other income	391	494

Total revenue	61,675	70,060

Policyholder benefits	43,999	49,922
Change in deferred acquisition costs	3,846	1,285
Commissions and general expenses, net of allowances	11,484	14,420

Total benefits, claims and other deductions	59,329	65,627

Segment income before income taxes	$2,346	$4,433

  Three months ended March 31, 2013 and 2012

        Our Traditional Insurance segment generated income before income taxes of $2.3 million for the three months ended March 31, 2013, compared to $4.4 million for the three months ended March 31, 2012. The $2.1 million decrease in income was primarily due to a decrease in underwriting and investment income due to the decline in overall business in force.

        Net Premiums.    Net premium declined by $7.6 million or 11.8% from the first quarter of 2012. This is primarily the result of the continued effect of lapsation on our in force business across all lines, and the decision to cease marketing and selling Traditional insurance products after June 1, 2012. The following tables detail premium for the segment by major lines of business:

	Three months ended March 31, 2013
	2013			2012
	Gross	Ceded	Net	Gross	Ceded	Net
	(in thousands)
Senior market	$53,380	$(11,555)	$41,825	$61,395	$(13,684)	$47,711
Specialty health	12,824	(1,610)	11,214	14,056	(1,686)	12,370
Life insurance and annuity	12,351	(8,627)	3,724	13,870	(9,559)	4,311

Total premium	$78,555	$(21,792)	$56,763	$89,321	$(24,929)	$64,392

        Net investment income.    Net investment income decreased by $0.7 million, primarily due to the maturity of higher yielding assets with the proceeds being reinvested in lower yielding securities in this low interest rate environment, as well as a lower invested asset base on the declining blocks of business.

        Policyholder benefits.    Policyholder benefits declined by $5.9 million, or 11.9%, compared to the first quarter of 2012. This decline was principally due to the overall decline of insurance in-force in the senior market and specialty health lines of business. For the three months ended March 31, 2013, the senior market policyholder benefit ratio decreased to 75.0%, compared with 75.8% for the same period last year, due to favorable prior period development and a lower average claim trend in the Medicare supplement line of business. Specialty health's benefit ratio decreased to 89.6%, compared with 92.0%

for the same period last year, due to a lower incidence of open long-term claims during the first quarter of 2013.

        Change in deferred acquisition costs.    The net change in deferred acquisition costs increased by $2.6 million due to a lower level of acquisition costs incurred in 2013 as a result of the decision to cease marketing and selling Traditional insurance products after June 1, 2012.

        Commissions and general expenses, net of allowances.    Total commissions and general expenses, net of allowances, decreased by $2.9 million compared to the first quarter of 2012. This decrease in expenses is attributed primarily to lower commissions and other acquisition costs as a result of the decline in new business issued in the first quarter of 2013, discussed above, as well as the decline in the business in force.

Segment Results—Corporate & Other

        The following table presents the primary components comprising the loss before taxes for the segment:

	Three months ended March 31,
	2013	2012
	(in thousands)
Debt service	$2,032	$1,363
Stock-based compensation expense	1,032	1,446
Other parent company expense, net of revenue	7,352	4,596
ACO costs	8,795	4,087
Net loss—APS Healthcare and other ancillary operations	1,561	387

Segment loss before income taxes	$20,772	$11,879

  Three months ended March 31, 2013 and 2012

        The loss before income taxes from our Corporate & Other segment increased by $8.9 million for the first quarter of 2013 compared to the first quarter of 2012. This was due primarily to an increase of $4.7 million in start-up and operating costs related to our ACO business, an increase of $2.8 million in other parent company expenses, net of revenue, and a $1.2 million increase in the operating loss at APS Healthcare.

        Debt service represents interest expense and the amortization of capitalized loan origination fees associated with the credit facility entered into in connection with our acquisition of APS Healthcare on March 2, 2012 and dividends and amortization of capitalized loan fees on the mandatorily redeemable preferred shares. The increase of $0.7 million is primarily due to the additional two months of interest on the credit facility in 2013.

        Stock-based compensation expense decreased by $0.4 million, primarily as a result of forfeitures of unvested awards in the first quarter of 2013.

        Other parent company expense, net of revenue increased by $2.8 million in 2013 primarily due to a year over year increase in business development costs. In addition, the net expense in the first quarter of 2012 reflects the favorable impact of insurance recoveries related to litigation settled in prior years, reimbursement from CVS Caremark for certain services provided under a transition services agreement in connection with the 2011 Part D sale transaction, partially offset by $3.4 million of costs incurred in connection with the acquisition of APS Healthcare.

        The ACO costs represent the start-up and operating costs of our ACO business, including our equity in the loss from unconsolidated subsidiaries. Due to the nature of the Shared Savings Program, we do not anticipate recognizing revenue until the end of the program year, which is December 31, 2013. Based on the ACO operating agreements, we bear all costs of the ACO operations until revenue is recognized. At that point, we share in 100% of the revenue up to the costs recognized. Any remaining revenue is generally shared equally with our ACO partners.

        The $1.2 million increase in the net loss—APS Healthcare and other ancillary operations is primarily due to recording a full quarter of intangible asset amortization during the first quarter of 2013 compared with one month in 2012. APS Healthcare was acquired on March 2, 2012.

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

  •
  payment of dividends to shareholders and holders of our mandatorily redeemable preferred shares;

  •
  payment of debt principal, interest and fees required under our 2012 Credit Facility; and

  •
  payment of certain corporate overhead costs and public company expenses.

        As March 31, 2013, we had approximately $42 million of cash and investments in our parent company and unregulated subsidiaries.

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

        Our insurance subsidiaries are required to maintain minimum amounts of statutory capital and surplus as required by regulatory authorities and each currently exceeds its respective minimum requirement at levels we believe are sufficient to support their current levels of operation. Our HMO subsidiaries are also required by regulatory authorities to maintain minimum amounts of capital and surplus and each currently exceeds this minimum requirement. Excess capital can be used by the insurance and HMO subsidiaries to make dividend payments to their respective holding companies, subject to certain restrictions, and from there to our parent company.

        At March 31, 2013, we held cash, cash equivalents and short-term investments totaling $58 million and fixed maturity securities that could readily be converted to cash with carrying values of $1.2 billion at our insurance and HMO subsidiaries. We believe that this level of liquidity is sufficient to meet our obligations and pay expenses.

        Capital contributions to and dividends from our Insurance and HMO subsidiaries are made through their respective holding companies. We did not make any capital contributions to and did not declare or pay dividends from our insurance and HMO subsidiaries during the first quarter of 2013. Based on statutory capital and surplus levels at December 31, 2012, the aggregate amount of dividends that may be paid to our parent company during the remainder of 2013 without prior approval by state regulatory authorities is approximately $59 million.

        Management service organizations.    The primary sources of liquidity for these subsidiaries are fees collected from affiliates for performing administrative, marketing and management services. The primary uses of liquidity are the payments for salaries and expenses associated with providing these services. We believe the sources of cash for these subsidiaries will exceed scheduled uses of cash and result in amounts available to dividend to our parent company.

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

        Investments.    We invest primarily in fixed maturity securities of the U.S. Government and its agencies, U.S. state and local governments, mortgage-backed securities and corporate fixed maturity securities with investment grade ratings of BBB- or higher by S&P or Baa3 or higher by Moody's Investor Service. As of March 31, 2013, approximately 99% of our fixed maturity investments had investment grade ratings from S&P or Moody's.

        Cash and cash equivalents and short-term investments represent approximately 5% of our total cash and invested assets at March 31, 2013 and 6% at December 31, 2012. In the aggregate, approximately 24% of our cash and invested assets at March 31, 2013 are held in securities backed by the U.S. government or its agencies, as compared with 37% at December 31, 2012. The average credit quality of our total investment portfolio was AA- at March 31, 2013 and December 31, 2012.

        The average book yield of our total investment portfolio was 3.3% at March 31, 2013 and December 31, 2012.

        2012 Credit Facility.    In connection with the acquisition of APS Healthcare, on March 2, 2012, we entered into a new credit facility (the "2012 Credit Facility") consisting of a five-year $150 million senior secured term loan and a $75 million senior secured revolving credit facility.

        The 2012 Credit Facility contains customary representations and warranties as well as customary affirmative and negative covenants. Negative covenants include, among others, limitations on the incurrence of indebtedness, limitations on the incurrence of liens and limitations on acquisition, dispositions, investments and restricted payments. In addition, the 2012 Credit Facility contains certain financial covenants relating to minimum risk-based capital, consolidated leverage ratio, and consolidated debt service ratio. As of March 31, 2013, we were in compliance with all financial covenants. The 2012 Credit Facility also contains customary events of default. Upon the occurrence and during the continuance of an event of default, the Lenders may declare the outstanding advances and all other obligations under the 2012 Credit Facility immediately due and payable. The Company's obligations under the Credit Agreement are secured by a first priority security interest in 100% of the capital stock of the Company's material subsidiaries and are also guaranteed by certain of our subsidiaries.

        The 2012 Credit Facility bears interest at rates equal to, at the Company's election, LIBOR or the base rate, plus an applicable margin that varies based on the Company's consolidated leverage ratio from 1.75% to 2.50%, in the case of LIBOR loans, and from 0.75% to 1.50% in the case of base rate loans. Effective March 31, 2013, the interest rate on the term loan portion of the 2012 Credit Facility was 2.29%, based on a spread of 200 basis points above LIBOR. On April 1, 2013 our spread increased to 225 basis points above LIBOR.

        The Company is required to pay a commitment fee on unused availability under the Revolving Facility that varies based on the Company's consolidated leverage ratio, from 0.40% to 0.50% per year. As of the date of this report, we had not drawn on the Revolving Facility.

        For additional information on Liquidity and Capital Resources, please refer to our Annual Report on Form 10-K for the year ended December 31, 2012, filed by Universal American on March 6, 2013.

  Critical Accounting Policies

        There have been no changes to our critical accounting policies during the current quarter ended March 31, 2013. For a description of our significant accounting policies, see Note 3—Summary of Significant Accounting Policies included in our Annual Report on Form 10-K for the year ended December 31, 2012.

Policy and Contract Claims—Accident and Health Policies

        The following table presents the components of the change in our liability for policy and contract claims—health:

Three months ended March 31, 2013
(in thousands)
Balance at beginning of period	$156,558
Less reinsurance recoverable	(4,811)

Net balance at beginning of period	151,747

Incurred related to:
Current Year	401,456
Prior Year Development	6,475

Total Incurred	407,931

Paid related to:
Current Year	278,211
Prior Year	119,620

Total paid	397,831

Net balance at end of period	161,847
Plus reinsurance recoverable	5,678

Balance at end of period	$167,525

        The liability for policy and contract claims—health at March 31, 2013 increased by $11.0 million from December 31, 2012. The increase in the liability was primarily attributable to an increase in pending claims for our Medicare Advantage business.

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

        During the three months ended March 31, 2013, claim reserves settled, or are currently expected to be settled, for $6.5 million more than estimated at December 31, 2012, related primarily to our Medicare Advantage business. Prior period development represents 0.4% of the incurred claims recorded in 2012.

Sensitivity Analysis

        The following table illustrates the sensitivity of our accident and health IBNR payable at March 31, 2013 to identified reasonably possible changes to the estimated weighted average completion factors and health care cost trend rates. However, it is possible that the actual completion factors and health care cost trend rates will develop differently from our historical patterns and therefore could be outside of the ranges illustrated below.

Completion Factor(1):		Claims Trend Factor(2):
(Decrease) Increase in Factor	Increase (Decrease) in Net Health IBNR	(Decrease) Increase in Factor	(Decrease) Increase in Net Health IBNR
($ in thousands)
-3%	$429	-3%	$(6,971)
-2%	286	-2%	(4,647)
-1%	143	-1%	(2,324)
1%	(143)	1%	2,324
2%	(286)	2%	4,647
3%	(428)	3%	6,971

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

Investment Interest Rate Sensitivity

        Our profitability could be affected if we were required to liquidate fixed income securities during periods of rising and/or volatile interest rates. We attempt to mitigate our exposure to adverse interest rate movements through a combination of active portfolio management, the use of interest rate swaps and by staggering the maturities of our fixed income investments to assure sufficient liquidity to meet our obligations and to address reinvestment risk considerations. Our investment policy is to balance our portfolio duration to achieve investment returns consistent with the preservation of capital and to meet payment obligations of policy benefits and claims.

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

        The sensitivity analysis of interest rate risk assumes an instantaneous shift in a parallel fashion across the yield curve, with scenarios of interest rates increasing and decreasing 100 and 200 basis points from their levels as of March 31, 2013, and with all other variables held constant. The following table summarizes the impact of the assumed changes in market interest rates, and includes the effect of the $100 million notional value of interest rate swaps in our portfolio at March 31, 2013. Due to the current low interest rate environment, when estimating the effect of market interest rate decreases on fair value we have set an interest rate floor of 0% and have not allowed interest rates to go negative.

March 31, 2013	Effect of Change in Market Interest Rates on Fair Value of Fixed Income Portfolio as of March 31, 2013
Fair Value of Fixed Income Portfolio	200 Basis Point Decrease	100 Basis Point Decrease	100 Basis Point Increase	200 Basis Point Increase
(in millions)
$1,164.7	$35.6	$28.0	$(36.1)	$(76.0)

Debt

        We pay interest on our term loan based on rates equal to, at the Company's election, LIBOR or the base rate, plus an applicable margin that varies based on the Company's consolidated leverage ratio from 1.75% to 2.50%, in the case of LIBOR loans, and from 0.75% to 1.50% in the case of base rate loans. Due to the variable interest rate, we would be subject to higher interest costs if short-term interest rates rise. We regularly conduct various analyses to gauge the financial impact of changes in interest rates on our financial condition. The ranges selected in these analyses reflect our assessment as being reasonably possible over the succeeding twelve-month period. The magnitude of changes modeled in the accompanying analyses should not be construed as a prediction of future economic events, but rather, be treated as a simple illustration of the potential impact of such events on our financial results.

        The sensitivity analysis of interest rate risk assumes scenarios involving increases or decreases in LIBOR of 100 and 200 basis points from their levels as of and for the three months ended March 31,

2013, and with all other variables held constant. The following table summarizes the impact of changes in LIBOR.

			Effect of Change in LIBOR on Pre-tax Income for the three months ended March 31, 2013
		Weighted Average Balance Outstanding
Description of Floating Rate Debt	Weighted Average Interest Rate		200 Basis Point Decrease(1)	100 Basis Point Decrease(1)	100 Basis Point Increase	200 Basis Point Increase
	(in millions)
Loan payable	2.24%	$131.9	$0.1	$0.1	$(0.3)	$(0.7)

(1)
The LIBOR rate during the three months ended March 31, 2013 on our Loan payable was approximately 24 basis points. For the purposes of this illustration, we have set a LIBOR, or base rate, floor of 0%.

        As noted above, we have floating rate debt outstanding of $128.4 million as of March 31, 2013, which is exposed to rising interest rates. In addition, we held approximately $51.1 million of cash and cash equivalents along with $7.0 million of short-term investments as of March 31, 2013. Our exposure to rising interest costs on our debt would be partially mitigated by the increase in net investment income on our cash and short-term investments.

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

  Evaluation of Effectiveness of Controls

        We carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2013. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2013, at a reasonable assurance level, to timely alert management to material information required to be included in our periodic filings with the Securities and Exchange Commission.

  Changes in Internal Control over Financial Reporting

        There were no changes in our internal controls over financial reporting during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II

ITEM 1—LEGAL PROCEEDINGS

        For information relating to litigation affecting us, see Note 9—Commitments and Contingencies in Part I—Item 1 of this report, which is incorporated into this Part II—Item 1—Legal Proceedings by reference.

ITEM 1A—RISK FACTORS

        There have been no material changes to the risk factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, filed with the SEC on March 6, 2013.

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

UNIVERSAL AMERICAN CORP.
April 30, 2013	/s/ RICHARD A. BARASCH Richard A. Barasch Chief Executive Officer
April 30, 2013	/s/ ROBERT A. WAEGELEIN Robert A. Waegelein President and Chief Financial Officer (Principal Accounting Officer)