Form 10-Q
period 2013-06-30
UNIVERSAL AMERICAN CORP.
filed 2013-08-09
CIK 1514128

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
OR
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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

         Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Class of Common Stock	Outstanding at August 1, 2013
Non-voting, par value $0.01 per share	3,300,000 shares
Voting, par value $0.01 per share	85,535,091 shares

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

PART I

ITEM 1—FINANCIAL STATEMENTS

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	June 30, 2013	December 31, 2012
	Unaudited
ASSETS
Investments:
Fixed maturities available for sale, at fair value (amortized cost: 2013, $1,039,633; 2012, $1,146,642)	$1,063,022	$1,203,348
Short-term investments	—	16,993
Other invested assets	14,502	14,451

Total investments	1,077,524	1,234,792
Cash and cash equivalents	72,761	59,779
Accrued investment income	8,372	9,264
Deferred policy acquisition costs	96,724	102,765
Reinsurance recoverables—life	527,719	539,770
Reinsurance recoverables—health	128,019	125,406
Due and unpaid premiums	140,932	33,710
Present value of future profits and other amortizing intangible assets	34,010	38,469
Goodwill and other indefinite lived intangible assets	150,474	242,942
Income taxes receivable	46,551	36,100
Other assets	109,117	108,302

Total assets	$2,392,203	$2,531,299

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Reserves and other policy liabilities—life	$538,049	$547,618
Reserves for future policy benefits—health	445,786	449,597
Policy and contract claims—health	158,931	156,558
Premiums received in advance	8,385	11,405
Series A mandatorily redeemable preferred shares	40,000	40,000
Loan payable	124,850	131,984
Amounts due to reinsurers	9,517	8,920
Deferred income taxes payable	19,471	30,643
Other liabilities	125,682	142,077

Total liabilities	1,470,671	1,518,802

STOCKHOLDERS' EQUITY
Preferred stock (Authorized: 40 million shares)	—	—
Common stock—voting (Authorized: 400 million shares; issued and outstanding: 2013, 85.5 million shares; 2012, 85.0 million shares)	855	850
Common stock—non-voting (Authorized: 60 million shares; issued and outstanding: 3.3 million shares)	33	33
Additional paid-in capital	833,421	827,298
Accumulated other comprehensive income	9,386	29,089
Retained earnings	77,837	155,227

Total stockholders' equity	921,532	1,012,497

Total liabilities and stockholders' equity	$2,392,203	$2,531,299

See Notes to unaudited Consolidated Financial Statements.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share amounts)

	For the three months ended June 30,
	2013	2012
		(as adjusted)
Revenues:
Net premium and policyholder fees earned	$484,284	$489,128
Net investment income	9,511	10,536
Fee and other income	30,100	41,048
Net realized gains on investments	10,081	1,350

Total revenues	533,976	542,062

Benefits, claims and expenses:
Claims and other benefits	419,202	407,616
Change in deferred policy acquisition costs	2,195	654
Amortization of intangible assets	2,171	2,226
Commissions	8,843	11,178
Reinsurance commissions and expense allowances	1,678	1,602
Interest expense	1,668	1,751
Goodwill impairment charge	91,742	—
Other operating costs and expenses	91,668	106,377

Total benefits, claims and expenses	619,167	531,404

(Loss) income before equity in losses of unconsolidated subsidiaries	(85,191)	10,658
Equity in losses of unconsolidated subsidiaries	(8,915)	(2,105)

(Loss) income before income taxes	(94,106)	8,553
(Benefit from) provision for income taxes	(2,290)	3,901

Net (loss) income	$(91,816)	$4,652

(Loss) earnings per common share:
Basic	$(1.05)	$0.05

Diluted	$(1.05)	$0.05

Weighted average shares outstanding:
Basic weighted average shares outstanding	87,436	87,619
Effect of dilutive securities	87	1

Diluted weighted average shares outstanding	87,523	87,620

See Notes to unaudited Consolidated Financial Statements.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share amounts)

	For the six months ended June 30,
	2013	2012
		(as adjusted)
Revenues:
Net premium and policyholder fees earned	$1,005,519	$985,769
Net investment income	19,396	21,791
Fee and other income	59,768	57,995
Net realized gains on investments	12,557	8,261

Total revenues	1,097,240	1,073,816

Benefits, claims and expenses:
Claims and other benefits	836,158	809,632
Change in deferred policy acquisition costs	6,041	1,938
Amortization of intangible assets	4,459	3,647
Commissions	18,327	22,825
Reinsurance commissions and expense allowances	3,032	3,425
Interest expense	3,256	2,936
Goodwill impairment charge	91,742	—
Other operating costs and expenses	188,484	185,981

Total benefits, claims and expenses	1,151,499	1,030,384

(Loss) income before equity in losses of unconsolidated subsidiaries	(54,259)	43,432
Equity in losses of unconsolidated subsidiaries	(17,203)	(2,105)

(Loss) income before income taxes	(71,462)	41,327
Provision for income taxes	6,396	17,141

Net (loss) income	$(77,858)	$24,186

(Loss) earnings per common share:
Basic	$(0.89)	$0.28

Diluted	$(0.89)	$0.28

Weighted average shares outstanding:
Basic weighted average shares outstanding	87,343	85,531
Effect of dilutive securities	67	223

Diluted weighted average shares outstanding	87,410	85,754

See Notes to unaudited Consolidated Financial Statements.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(Unaudited)

(in thousands)

	For the three months ended June 30,		For the six months ended June 30,
	2013	2012	2013	2012
		(as adjusted)		(as adjusted)
Comprehensive (loss) income:
Net (loss) income	$(91,816)	$4,652	$(77,858)	$24,186
Other comprehensive (loss) income, net of income taxes:
Unrealized (loss) gain on investments	(13,827)	5,237	(13,551)	15,708
Less: reclassification adjustment for gains included in net income	(6,553)	(878)	(8,162)	(5,370)

Change in net unrealized (loss) gain on securities available for sale	(20,380)	4,359	(21,713)	10,338
Change in long-term claim reserve adjustment	2,255	(438)	2,010	(2,397)

Total other comprehensive (loss) income, net of income taxes	(18,125)	3,921	(19,703)	7,941

Comprehensive (loss) income	$(109,941)	$8,573	$(97,561)	$32,127

See Notes to unaudited Consolidated Financial Statements.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Unaudited)

(in thousands)

		Common Stock			Accumulated Other Comprehensive Income
	Preferred Stock			Additional Paid-in Capital		Retained Earnings
		Voting	Non-Voting				Total
2012
Balance at January 1, 2012, as adjusted	$—	$782	$33	$738,029	$11,166	$190,353	$940,363
Net income, as adjusted	—	—	—	—	—	24,186	24,186
Other comprehensive income	—	—	—	—	7,941	—	7,941
Net issuance of common stock	—	5	—	5,994	—	—	5,999
Issuance of shares in connection with the acquisition of APS Healthcare	—	65	—	76,688	—	—	76,753
Stock-based compensation	—	—	—	6,381	—	—	6,381
Dividends to stockholders	—	—	—	—	—	71	71

Balance at June 30, 2012, as adjusted	$—	$852	$33	$827,092	$19,107	$214,610	$1,061,694

2013
Balance at January 1, 2013	$—	$850	$33	$827,298	$29,089	$155,227	$1,012,497
Net loss	—	—	—	—	—	(77,858)	(77,858)
Other comprehensive loss	—	—	—	—	(19,703)	—	(19,703)
Net issuance of common stock	—	5	—	4,204	—	—	4,209
Stock-based compensation	—	—	—	1,919	—	—	1,919
Dividends to stockholders	—	—	—	—	—	468	468

Balance at June 30, 2013	$—	$855	$33	$833,421	$9,386	$77,837	$921,532

See Notes to unaudited Consolidated Financial Statements.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	For the six months ended June 30,
	2013	2012
		(as adjusted)
Operating activities:
Net (loss) income	$(77,858)	$24,186
Adjustments to reconcile net (loss) income to cash (used for) provided by operating activities, net of balances acquired:
Deferred income taxes	(562)	1,062
Net realized gains on investments	(12,557)	(8,261)
Amortization of intangible assets	4,459	3,647
Amortization of debt issuance costs	679	483
Goodwill impairment charge	91,742	—
Net amortization of bond premium	3,671	2,875
Depreciation expense	5,328	4,658
Changes in operating assets and liabilities:
Deferred policy acquisition costs	6,041	1,938
Reserves and other policy liabilities—life	(9,569)	(8,468)
Reserves for future policy benefits—health	(719)	(3,250)
Policy and contract claims—health	2,373	(18,401)
Reinsurance balances	10,035	12,910
Due and unpaid/advance premium, net	(110,242)	114,940
Income taxes receivable	(10,451)	24,272
Other, net	(4,432)	15,055

Cash (used for) provided by operating activities	(102,062)	167,646
Investing activities:
Proceeds from sale, maturity, call, paydown or redemption of fixed maturity investments	270,052	341,016
Cost of fixed maturity investments acquired	(154,337)	(249,238)
Change in short-term investments	16,993	(26,977)
Purchase of business, net of cash acquired	—	(137,747)
Purchase of fixed assets	(3,499)	(4,213)
Other investing activities	(6,040)	18,308

Cash provided by (used for) investing activities	123,169	(58,851)
Financing activities:
Net proceeds from issuance of common and preferred stock, net of tax effect	429	4,056
Dividends paid to stockholders	(1,420)	(13,514)
Principal payment on loan payable	(7,134)	(10,881)
Proceeds from the issuance of loan payable	—	150,000
Payment of debt issue costs	—	(5,822)

Cash (used for) provided by financing activities	(8,125)	123,839

Net increase in cash and cash equivalents	12,982	232,634
Cash and cash equivalents at beginning of period	59,779	63,539

Cash and cash equivalents at end of period	$72,761	$296,173

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

        In 2011, Universal American formed a new subsidiary, Collaborative Health Systems, LLC, also known as CHS, to work with physicians and other healthcare professionals to form Accountable Care Organizations, or ACOs, under the Medicare Shared Savings Program ("Shared Savings Program"). Nine of our ACOs were approved for participation in the program by the Centers for Medicare & Medicaid Services, effective April 1, 2012, an additional seven ACOs were approved effective July 1, 2012 and fifteen additional ACOs were approved effective January 1, 2013. We estimate that these thirty one ACOs currently include approximately 3,000 participating providers with approximately 333,000 assigned Medicare fee-for-service beneficiaries covering portions of thirteen states, both within and outside our current Medicare Advantage footprint, including southeast Texas and upstate New York. CHS will provide these ACOs with care coordination, analytics and reporting, technology and other administrative capabilities to enable participating providers to deliver better care and lower healthcare costs for their Medicare fee-for-service beneficiaries. The Company provides capital to CHS to support the operating activities of CHS and the ACOs.

        On March 2, 2012, we completed our acquisition of APS Healthcare, Inc., known as APS Healthcare. APS Healthcare provides specialty health services focused on behavioral health benefits, disease and condition management, and quality review and improvement. All of these services are designed to reduce health-related costs and enhance the health and quality of life of the members served. APS Healthcare provides services to government agencies, such as state Medicaid programs, commercial health plans, employers and unions. These services are provided on either an at-risk basis or an administrative services only basis. Behavioral health benefits are administered through APS Healthcare's provider network that consists of health care providers and facilities with which APS Healthcare directly or indirectly contracts to provide the necessary treatment. APS Healthcare operates in the United States and Puerto Rico. For further discussion of this transaction, see Note 4—Business Combination and Goodwill.

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

(Unaudited)

2. BASIS OF PRESENTATION (Continued)

accounting practices prescribed or permitted by regulatory authorities. We have eliminated all material intercompany transactions and balances. The interim financial information in this report is unaudited, but in the opinion of management, includes all adjustments, including normal, recurring adjustments necessary to present fairly the financial position and results of operations for the periods reported. The results of operations for the three and six month periods ended June 30, 2013 and 2012 are not necessarily indicative of the results to be expected for the full year.

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

        Adjustments to Financial Statements:    In connection with the restatement to correct the accounting related to our recording of certain policy reserves and deferred acquisition costs in our Traditional

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

2. BASIS OF PRESENTATION (Continued)

Insurance segment along with the related deferred income tax impact, the Company's prior annual financial statements, including the three and six months ended June 30, 2012, have been adjusted to record adjustments in their proper period for items that are not considered material but were previously corrected out-of-period.

        We evaluated these adjustments in connection with the preparation of our financial statements as of and for the year ended December 31, 2012 and determined that these changes should be reported as a correction of errors in the prior periods. See Note 2—Basis of Presentation included in our Annual Report on Form 10-K for the year ended December 31, 2012 for additional information regarding these adjustments.

        The following table reflects the adjustments to the financial statement line items of our consolidated statements of operations for the three and six months ended June 30, 2012:

	Three Months ended June 30, 2012			Six Months ended June 30, 2012
	As Reported	Other	As Adjusted	As Reported	Other	As Adjusted
	(in thousands, except per share amounts)
Other operating costs and expenses	$108,482	$(2,105)	$106,377	$186,330	$(349)	$185,981
Total benefits, claims and expenses	533,509	(2,105)	531,404	1,030,733	(349)	1,030,384
(Loss) income before equity in losses of unconsolidated subsidiaries	8,553	2,105	10,658	43,083	349	43,432
Equity in losses of unconsolidated subsidiaries	—	(2,105)	(2,105)	—	(2,105)	(2,105)
Income before income taxes	$8,553	$—	$8,553	$43,083	$(1,756)	$41,327
Provision for income taxes	3,901	—	3,901	17,671	(530)	17,141

Net income	$4,652	$—	$4,652	$25,412	$(1,226)	$24,186

Earnings per common share:
Basic	$0.05	$—	$0.05	$0.30	$(0.02)	$0.28

Diluted	$0.05	$—	$0.05	$0.30	$(0.02)	$0.28

        Comprehensive income for the six months ended June 30, 2012 as reported was $33.4 million and has been adjusted to $32.1 million. There were no adjustments to comprehensive income for the three months ended June 30, 2012.

        Retained earnings at January 1, 2012 decreased by $12.8 million, net of tax, with $10.9 million relating to the correction and $1.9 million relating to other adjustments. Retained earnings at June 30, 2012 decreased by $14.0 million, net of tax, with $10.9 million relating to the correction and $3.1 million related to other adjustments. For the six months ended June 30, 2012, operating cash flows increased by $8.3 million, with a corresponding decrease in financing cash flows as a result of these adjustments.

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

4. BUSINESS COMBINATION AND GOODWILL

  Acquisition of APS Healthcare

        On March 2, 2012, we acquired 100% of the outstanding voting stock of APS Healthcare at a purchase price of $222.3 million, which is net of a working capital adjustment of $5.2 million. The consideration comprised $147.8 million in cash to retire APS Healthcare's outstanding indebtedness and other liabilities and approximately $74.5 million in Universal American common stock. The equity portion of the purchase price was funded through the issuance of 6,314,690 shares of Universal American common stock. The cash portion of the purchase price was funded with the proceeds of the $150 million term loan portion of a new Credit Facility.

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

        The allocation of the purchase price resulted in goodwill of $164.8 million and other intangible assets of $29.2 million. The goodwill recognized, assigned to the Corporate and Other segment, is attributable primarily to anticipated business growth and the assembled workforce of APS Healthcare. Approximately $5.5 million of the goodwill related to the acquisition of APS Healthcare is deductible for tax purposes. The other intangible assets, which consist of customer relationships, technology, trade name and provider network, have weighted average useful lives ranging from 4 to 8 years.

        We test goodwill for impairment annually based on information as of October 1 of the current year or more frequently if circumstances suggest that impairment may exist. During the quarter ended June 30, 2013, certain events occurred and circumstances changed which indicated that it was more likely than not that goodwill for APS Healthcare might be impaired.

        These events and circumstances, occurring during the quarter ended June 30, 2013, included the following:

  •
  APS Healthcare failed to win certain new contracts that had previously been anticipated;

  •
  One contract that represents a significant portion of APS Healthcare's historical revenue was renewed, but at a lower rate than had previously been anticipated;

  •
  Certain of APS Healthcare's existing contracts were terminated, not renewed or we learned that they were likely to terminate in the next several months; and

  •
  Due to the general increase in interest rates during the second quarter, the discount rate used in the impairment analysis was increased by 50 basis points compared to the rate used in the prior impairment testing analysis.

Based on the foregoing, we performed an interim impairment review as of June 30, 2013, that included lowered expectations for future revenue growth and new business development and a higher discount

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

4. BUSINESS COMBINATION AND GOODWILL (Continued)

rate. As a result, we performed an interim impairment review as of June 30, 2013. Based on the results of the step one impairment test, we determined that as of June 30, 2013 the carrying value of APS Healthcare exceeded its fair value. We then proceeded to the second step of the impairment test to estimate the implied fair value of the APS Healthcare goodwill. This implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination, that is, the estimated fair value of the reporting unit is allocated to all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the estimated fair value was the purchase price paid. Based on the June 30, 2013 step two analysis, the carrying amount of the APS Healthcare goodwill exceeded its implied fair value, resulting in a pre-tax impairment charge of $91.7 million, which we allocated on a pro-rata basis between taxable and non-taxable goodwill.

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

        Although we believe that the financial projections used are reasonable and appropriate at the time made, the use of different assumptions and estimates could materially impact the analysis and resulting conclusions. In addition, due to the long-term nature of the forecasts there is significant uncertainty inherent in those projections. That uncertainty is increased by the impact of healthcare reforms as discussed in Item 1, "Business—Regulation" in our Annual Report on Form 10-K. For additional discussions regarding how the enactment or implementation of healthcare reforms and how other factors could affect our business and the related long-term forecasts, see Item 1A, "Risk Factors" in Part I of our Annual Report on Form 10-K and "Healthcare Reform" in Part 1, Item 2 of this Quarterly Report on Form 10-Q.

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

        The passage of time and the availability of additional information regarding areas of uncertainty in regards to the reporting units' operations could cause these assumptions used in our analysis to change materially in the future. If our assumptions differ from actual, the estimates underlying our goodwill impairment tests could be adversely affected. Decreases in business growth, decreases in earnings projections, increases in the weighted average cost of capital and increases in the amount of required capital for a reporting unit will all cause the reporting unit's fair value to decrease.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

4. BUSINESS COMBINATION AND GOODWILL (Continued)

        Changes in the carrying amounts of goodwill and intangible assets with indefinite lives (primarily trademarks and licenses) are shown below:

			Corporate & Other
	Total, Net	Senior Managed Care—Medicare Advantage(1)	Gross	Accumulated write-offs	Net
	(in thousands)
Balance, January 1, 2013	$242,942	$77,459	$165,483	$—	$165,483
Acquisitions (dispositions)	—	—	—	—	—
Impairments	(91,742)	—	—	(91,742)	(91,742)
Adjustments	(726)	—	(726)	—	(726)

Balance, June 30, 2013	$150,474	$77,459	$164,757	$(91,742)	$73,015

(1)
Represents both gross and net goodwill balances.

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

        The unaudited consolidated pro forma results of operations, assuming that operating results for APS Healthcare were included for the entire three and six month periods ended June 30, 2012, is as follows:

	Three months ended	Six months ended
	June 30, 2012
	(in thousands)
Total revenues	$542,062	$1,126,217

Income before income taxes	$9,383	$45,092

Net income	$5,162	$26,516

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

(Unaudited)

4. BUSINESS COMBINATION AND GOODWILL (Continued)

disclosure purposes only and is not necessarily indicative of the results of operations that would have occurred had we consummated the acquisition on the date assumed, nor is the pro forma information intended to be indicative of our future results of operations.

5. INVESTMENTS

        The amortized cost and fair value of fixed maturity investments are as follows:

	June 30, 2013
Classification	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Gross Unrealized OTTI(1)	Fair Value
	(in thousands)
U.S. Treasury securities and U.S. Government obligations	$36,461	$144	$(56)	$—	$36,549
Government sponsored agencies	15,887	507	(180)	—	16,214
Other political subdivisions	104,345	1,632	(925)	—	105,052
Corporate debt securities	438,420	19,666	(2,345)	—	455,741
Foreign debt securities	113,182	2,396	(1,301)	—	114,277
Residential mortgage-backed securities	213,235	5,682	(3,708)	—	215,209
Commercial mortgage-backed securities	71,875	3,182	—	(107)	74,950
Other asset-backed securities	46,228	1,096	(75)	(2,219)	45,030

	$1,039,633	$34,305	$(8,590)	$(2,326)	$1,063,022

	December 31, 2012
Classification	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Gross Unrealized OTTI(1)	Fair Value
	(in thousands)
U.S. Treasury securities and U.S. Government obligations	$31,125	$192	$(3)	$—	$31,314
Government sponsored agencies	16,893	764	(2)	—	17,655
Other political subdivisions	106,759	2,854	(65)	—	109,548
Corporate debt securities	498,497	35,186	(423)	—	533,260
Foreign debt securities	115,441	5,200	(8)	—	120,633
Residential mortgage-backed securities	241,647	12,157	(139)	—	253,665
Commercial mortgage-backed securities	74,142	4,841	(474)	—	78,509
Other asset-backed securities	62,138	1,805	(548)	(4,631)	58,764

	$1,146,642	$62,999	$(1,662)	$(4,631)	$1,203,348

(1)
Other-than-temporary impairments.

        At June 30, 2013, gross unrealized losses on mortgage-backed and asset-backed securities totaled $6.1 million, consisting primarily of unrealized losses of $2.2 million on subprime residential mortgage loans, with the balance related to obligations of commercial and residential mortgage-backed securities.

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

        The amortized cost and fair value of fixed maturity investments at June 30, 2013 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
	(in thousands)
Due in 1 year or less	$49,367	$49,891
Due after 1 year through 5 years	360,911	372,152
Due after 5 years through 10 years	208,439	212,550
Due after 10 years	89,578	93,240
Mortgage and asset-backed securities	331,338	335,189

	$1,039,633	$1,063,022

        The fair value and unrealized loss as of June 30, 2013 and December 31, 2012 for fixed maturities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are shown below:

	Less than 12 Months		12 Months or Longer		Total
June 30, 2013	Fair Value	Gross Unrealized Losses and OTTI	Fair Value	Gross Unrealized Losses and OTTI	Fair Value	Gross Unrealized Losses and OTTI
	(in thousands)
U.S. Treasury securities and U.S. Government obligations	$21,136	$(56)	$—	$—	$21,136	$(56)
Government sponsored agencies	2,428	(180)	—	—	2,428	(180)
Other political subdivisions	30,057	(925)	—	—	30,057	(925)
Corporate debt securities	89,219	(2,345)	—	—	89,219	(2,345)
Foreign debt securities	48,278	(1,301)	25	—	48,303	(1,301)
Residential mortgage-backed securities	95,018	(3,708)	—	—	95,018	(3,708)
Commercial mortgage-backed securities	64	—	1,110	(107)	1,174	(107)
Other asset-backed securities	8,499	(62)	4,768	(2,232)	13,267	(2,294)

Total fixed maturities	$294,699	$(8,577)	$5,903	$(2,339)	$300,602	$(10,916)

Total number of securities in an unrealized loss position						140

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

        The reduction in fair values at June 30, 2013 compared to December 31, 2012, and the resulting increase in the number of securities in an unrealized loss position, is due to an overall increase in interest rates as a result of the general improvement in the U.S. economic outlook, and the Federal Reserve's announcement regarding the eventual reduction in its quantitative easing program.

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

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

5. INVESTMENTS (Continued)

        As of June 30, 2013, we terminated all outstanding interest rate swaps, recognizing gains of $8.8 million and $9.9 million, respectively, for the three months and six months ended June 30, 2013. These gains are reflected in net realized gains on investments in the consolidated statements of operations.

        Gross realized gains and gross realized losses on investments included in net realized gains on investments in the consolidated statements of operations are as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2013	2012	2013	2012
	(in thousands)		(in thousands)
Realized Gains:
Fixed maturities	$3,188	$1,683	$5,025	$9,478
Interest rate swap	8,837	—	9,927	—
Other	33	44	40	44

	12,058	1,727	14,992	9,522

Realized Losses:
Fixed maturities	(1,977)	(377)	(2,435)	(1,261)

	(1,977)	(377)	(2,435)	(1,261)

Net realized gains on investments	$10,081	$1,350	$12,557	$8,261

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

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

6. FAIR VALUE MEASUREMENTS (Continued)

        The following table presents our recurring fair value measurements by ASC-820-10 hierarchy levels:

	Total	Level 1	Level 2	Level 3
June 30, 2013
Assets:
Fixed maturities, available for sale	$1,063,022	$—	$1,060,616	$2,406
Equity securities	7,516	—	7,516	—
Interest rate swaps	—	—	—	—

Total assets	$1,070,538	$—	$1,068,132	$2,406

December 31, 2012
Assets:
Fixed maturities, available for sale	$1,203,348	$—	$1,200,895	$2,453
Equity securities	7,608	—	7,608	—
Interest rate swaps	1,095	—	1,095	—

Total assets	$1,212,051	$—	$1,209,598	$2,453

        The following table provides a summary of changes in the recurring fair value measurement of our Level 3 financial instruments:

Fixed Maturities
(in thousands)
Fair value as of December 31, 2012	$2,453
Paydowns	(38)
Unrealized gains included in AOCI(1)(2)	30

Fair value as of March 31, 2013	2,445
Paydowns	(38)
Unrealized losses included in AOCI(1)(2)	(1)

Fair value as of June 30, 2013	$2,406

(1)
AOCI: Accumulated other comprehensive income.

(2)
Unrealized gains and losses represent changes in values of Level 3 financial instruments only for the periods in which the instruments are classified as Level 3.

  Nonrecurring Fair Value Measurement—APS Healthcare Goodwill

        During the quarter ended June 30, 2013, we determined that the carrying amount of the APS Healthcare goodwill exceeded its implied fair value of $73.0 million. As a result, we recorded an impairment charge to write off the excess amount. Because of the nature of the goodwill valuation process, we have classified this nonrecurring fair value measurement as Level 3. For further details see Note 4—Business Combination and Goodwill.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

7. ACCUMULATED OTHER COMPREHENSIVE INCOME

        The components of accumulated other comprehensive income are as follows (in thousands):

	Net Unrealized Gains (Losses) on Investments Available for Sale	Gross Unrealized OTTI	Long-Term Claim Reserve Adjustment	Accumulated Other Comprehensive Income
Three months ended June 30, 2013
Balance as of April 1, 2013	$37,746	$(2,155)	$(8,080)	$27,511
Other comprehensive (loss) income before reclassifications	(14,470)	643	2,255	(11,572)
Amounts reclassified from accumulated other comprehensive income	6,553	—	—	6,553

Net current-period other comprehensive loss	(21,023)	643	2,255	(18,125)

Balance as of June 30, 2013	$16,723	$(1,512)	$(5,825)	$9,386

Three months ended June 30, 2012
Balance as of April 1, 2012	$23,718	$(3,258)	$(5,274)	$15,186
Other comprehensive income (loss) before reclassifications	5,115	122	(438)	4,799
Amounts reclassified from accumulated other comprehensive income	878	—	—	878

Net current-period other comprehensive income	4,237	122	(438)	3,921

Balance as of June 30, 2012	$27,955	$(3,136)	$(5,712)	$19,107

Six months ended June 30, 2013
Balance as of January 1, 2013	$39,934	$(3,010)	$(7,835)	$29,089
Other comprehensive (loss) income before reclassifications	(15,049)	1,498	2,010	(11,541)
Amounts reclassified from accumulated other comprehensive income	8,162	—	—	8,162

Net current-period other comprehensive loss	(23,211)	1,498	2,010	(19,703)

Balance as of June 30, 2013	$16,723	$(1,512)	$(5,825)	$9,386

Six months ended June 30, 2012
Balance as of January 1, 2012	$17,723	$(3,242)	$(3,315)	$11,166
Other comprehensive income (loss) before reclassifications	15,602	106	(2,397)	13,311
Amounts reclassified from accumulated other comprehensive income	5,370	—	—	5,370

Net current-period other comprehensive income	10,232	106	(2,397)	7,941

Balance as of June 30, 2012	$27,955	$(3,136)	$(5,712)	$19,107

        Table amounts are presented net of tax at a rate of 35%.

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

        Compensation expense, included in other operating costs and expenses, and the related tax benefit were as follows:

	Three Months Ended June 30,
	2013	2012
	(in thousands)
Stock options	$1,269	$1,291
Restricted stock awards	998	1,114

Total stock-based compensation expense	2,267	2,405
Tax benefit recognized(1)	393	455

Stock-based compensation expense, net of tax	$1,874	$1,950

	Six Months Ended June 30,
	2013	2012
	(in thousands)
Stock options	$1,919	$2,326
Restricted stock awards	1,798	2,742

Total stock-based compensation expense	3,717	5,068
Tax benefit recognized(1)	483	895

Stock-based compensation expense, net of tax	$3,234	$4,173

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

8. STOCK-BASED COMPENSATION (Continued)

        We estimated the fair value for options granted during the period at the date of grant using a Black-Scholes option pricing model with the following range of assumptions:

For options granted in 2013
Weighted-average grant date fair value	$2.67 - $2.83
Risk free interest rates	0.56% - 0.76%
Dividend yields	0.00%
Expected volatility	39.66% - 40.86%
Expected lives of options (in years)	3.75

        We did not capitalize any cost of stock-based compensation. Future expense may vary based upon factors such as the number of awards granted by us and the then-current fair value of such awards.

        A summary of option activity for the six months ended June 30, 2013 is set forth below:

Options	Options (in thousands)	Weighted Average Exercise Price
Outstanding at January 1, 2013	5,224	$9.27
Granted	2,069	8.64
Exercised	(61)	8.33
Forfeited or expired	(1,184)	9.79

Outstanding at June 30, 2013	6,048	$8.97

        The total intrinsic value of stock options (the amount by which the market price of the stock on the date of exercise exceeded the exercise price of the option) exercised was less than $0.1 million during each of the six month periods ended June 30, 2013 and 2012.

        We received proceeds of approximately $0.5 million and $0.1 million from the exercise of stock options during the six months ended June 30, 2013 and 2012 respectively.

        As of June 30, 2013, the total compensation cost related to non-vested option awards not yet recognized was $13.7 million, which we expect to recognize over a weighted average period of 2.8 years.

  Restricted Stock Awards

        In accordance with our 2011 Equity Plan, we may grant restricted stock to employees, directors and other third parties. These awards generally vest ratably over a four-year period; however during the six months ended June 30, 2013 we paid a portion of the annual bonuses in the form of restricted stock, which vests under certain circumstances on the two year anniversary of the grant. We generally value restricted stock awards at an amount equal to the market price of our common stock on the date of grant. We recognize compensation expense for restricted stock awards on a straight line basis over the vesting period.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

8. STOCK-BASED COMPENSATION (Continued)

        A summary of non-vested restricted stock award activity for the six months ended June 30, 2013 is set forth below:

Non-Vested Restricted Stock	Shares (in thousands)	Weighted Average Grant-Date Fair Value
Non-vested at January 1, 2013	1,029	$11.38
Granted	927	8.57
Vested	(282)	11.53
Forfeited	(286)	10.98

Non-vested at June 30, 2013	1,388	$9.55

        The total fair value of shares of restricted stock vested during the six months ended June 30, 2013 was $2.6 million.

  Tax Benefits of Stock-Based Compensation

        ASC 718-10 requires us to report the benefits of tax deductions in excess of recognized compensation cost of equity awards as a financing cash flow. We recognized $0.4 million and $4.1 million of financing cash flows for these excess tax deductions for the six months ended June 30, 2013 and 2012 respectively.

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

10. BUSINESS SEGMENT INFORMATION

        As of June 30, 2013, our business segments are based on product and consist of

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

        Financial data by segment, with a reconciliation of segment revenues and segment income (loss) before income taxes to total revenue and income from continuing operations before income taxes in accordance with U.S. GAAP is as follows:

	Three months ended June 30,
	2013		2012
	Revenues	Income(loss) before Income Taxes	Revenues	Income(loss) before Income Taxes
	(in thousands)
Senior Managed Care—Medicare Advantage	$394,909	$46	$397,257	$15,992
Traditional Insurance	58,586	5,057	66,706	5,375
Corporate & Other	74,755	(109,290)	78,901	(14,164)
Intersegment revenues	(4,355)	—	(2,152)	—
Adjustments to segment amounts:
Net realized gains on investments(1)	10,081	10,081	1,350	1,350

Total	$533,976	$(94,106)	$542,062	$8,553

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

10. BUSINESS SEGMENT INFORMATION (Continued)

	Six months ended June 30,
	2013		2012
	Revenues	Income(loss) before Income Taxes	Revenues	Income(loss) before Income Taxes
	(in thousands)
Senior Managed Care—Medicare Advantage	$824,937	$38,640	$823,388	$49,301
Traditional Insurance	120,261	7,403	136,765	9,808
Corporate & Other	147,360	(130,062)	108,404	(26,043)
Intersegment revenues	(7,875)	—	(3,002)	—
Adjustments to segment amounts:
Net realized gains on investments(1)	12,557	12,557	8,261	8,261

Total	$1,097,240	$(71,462)	$1,073,816	$41,327

(1)
We evaluate the results of operations of our segments based on income (loss) before realized gains and losses and income taxes. We believe that realized gains and losses are not indicative of overall operating trends.

11. OTHER DISCLOSURES

        Income Taxes:    Our effective tax rate was 2.4% for the second quarter of 2013 compared to 45.6% for the second quarter of 2012. Permanent items, primarily relating to non-deductible goodwill impairment, executive compensation and interest on the mandatorily redeemable preferred stock as well as foreign and state income taxes drove the variance in the effective rate compared with the 35% federal rate. The second quarter of 2013 and 2012 each included non-recurring tax benefits of $0.1 million.

        For the six months ended June 30, 2013, our effective tax rate was (8.9)% compared to 41.5% for the same period in 2012. Permanent items, relating to non-deductible goodwill impairment, executive compensation, APS Healthcare transaction costs and interest on the mandatorily redeemable preferred stock as well as foreign and state income taxes drove the variance in the effective rate compared with the 35% federal rate. The six months ended June 30, 2013 and 2012 also included non-recurring tax benefits of $0.4 million and $0.1 million, respectively, primarily related to state income tax refunds.

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

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

11. OTHER DISCLOSURES (Continued)

        As of June 30, 2013, all of our primary reinsurers, as well as the primary first party reinsurers of Pennsylvania Life's traditional business, were rated "A-" (Excellent) or better by A.M. Best with the exception of one reinsurer. For that reinsurer, which is not rated, a trust containing assets at 106% of reserves was established at the inception of the reinsurance agreement. The trust agreement requires that on an ongoing basis the trust assets be maintained at a minimum level of 100% of reserves. The reserves amounted to approximately $139.2 million as of June 30, 2013.

        Restructuring Charges:    A summary of our restructuring liability balance as of June 30, 2013 follows:

	Segment	January 1, Balance	Charge to Earnings	Cash Paid	Non-cash	June 30, Balance
	(in thousands)
2013
Workforce reduction	Corporate & Other	$3,800	$1,655	$(2,916)	$(33)	$2,506
Facility consolidation	Corporate & Other	130	—	—	(6)	124
Facility consolidation	Traditional	334	—	—	(56)	278

Total		$4,264	$1,655	$(2,916)	$(95)	$2,908

        For further discussion of our restructuring initiatives, see Note 22—Other Operational Disclosures—Restructuring Charges in our Annual Report on Form 10-K for the year ended December 31, 2012.

        Principal and Interest Payments on Term Loan:    During the three and six month periods ended June 30, 2013, we made principal payments totaling $3.6 million and $7.1 million, respectively, and interest payments totaling $0.8 million and $1.3 million, respectively.

        During the three month and six month periods ended June 30, 2012, we made principal payments totaling $10.9 million. During the three and six month periods ended June 30, 2012, we made interest payments totaling $1.0 million and $1.1 million, respectively.

        Unconsolidated Subsidiaries:    We account for our participation in the ACOs using the equity method. Gains and losses from our participation in the ACOs are reported as equity in earnings (losses) of unconsolidated subsidiaries in the consolidated statements of operations. Our net investment in the ACOs is reported in other assets in the consolidated balance sheets. We recognized losses of $8.9 million and $17.2 million from our ACO arrangements, for the three and six months ended June 30, 2013, respectively and losses of $2.1 million for both the three and six month periods ended June 30, 2012. For additional information on the ACOs, see Note 1—Organization and Company Background and Note 2—Basis of Presentation.

12. SUBSEQUENT EVENTS

        Special Cash Dividend:    On August 1, 2013, the Board of Directors of the Company approved the payment of a special cash dividend of $1.60 per share, payable on August 19, 2013 to shareholders of record as of August 12, 2013. We expect the cumulative dividend payment to be approximately $139.9 million. In addition, pursuant to the terms of our 2011 Omnibus Equity Award Plan, the

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

12. SUBSEQUENT EVENTS (Continued)

exercise price on outstanding stock options will be reduced by the amount of the dividend, $1.60. We will also establish a dividend payable liability to record amounts expected to be paid in the future to holders of our restricted stock as such shares vest. This liability is expected to amount to approximately $2.2 million.

        Stock Repurchase Plan:    In addition, the Board of Directors of the Company authorized the repurchase of up to $40 million of its outstanding common stock. Purchases may occur from time to time in the open market, in privately negotiated transactions, or otherwise as market conditions permit.

        Acquisition of Total Care:    On August 2, 2013, we announced that we entered into a definitive agreement to acquire the assets of the Total Care Medicaid managed care plan. Total Care is one of the oldest and largest Medicaid health plans in Upstate New York, currently serving approximately 35,000 members in Syracuse and surrounding areas. The transaction is subject to customary closing conditions, including approval from applicable New York regulators and is expected to close in the 4th quarter of 2013.

ITEM 2—MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

        The following discussion and analysis presents a review of our financial condition as of June 30, 2013 and our results of operations for the three and six months ended June 30, 2013 and 2012. As used in this quarterly report on Form 10-Q, except as otherwise indicated, references to the "Company," "we," "our," and "us" are to Universal American Corp., a Delaware corporation and its subsidiaries.

        You should read the following analysis of our consolidated results of operations and financial condition in conjunction with the consolidated financial statements and related consolidated footnotes included elsewhere in this quarterly report on Form 10-Q as well as the Consolidated Financial Statements and related consolidated Footnotes and the Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2012. The following discussion contains forward-looking statements that involve risks, uncertainties and assumptions that could cause our actual results to differ materially from management's expectations. Factors that could cause such differences include those set forth or incorporated by reference in our Annual Report on Form 10-K for the year ended December 31, 2012 filed on March 6, 2013 under Part II, Item 1A—Risk Factors.

Overview

        Through our health insurance, and managed care subsidiaries, we primarily serve the growing Medicare population by providing Medicare Advantage and Medicare Supplement insurance products. In addition, with the acquisition of APS Healthcare on March 2, 2012, we now provide a variety of healthcare services, including case management and care coordination, clinical quality and utilization review and behavioral health services to Medicaid agencies and other third parties. Approximately 27% of the over 65 year old population in the United States is currently enrolled in Medicare Advantage plans. In addition, we believe there is an opportunity to address the high cost of healthcare for the remaining Medicare population enrolled in traditional fee-for-service Medicare and have joined with primary-care provider groups, hospitals, integrated delivery systems, and a variety of other health care providers to form thirty-one Accountable Care Organizations, or ACOs, pursuant to the Medicare Shared Saving Program, or Shared Savings Program. All payers of healthcare costs, from the Federal and state governments to corporations and individuals, are incurring rising healthcare costs and we believe we can apply our capabilities and experience in controlling these costs while improving health outcomes.

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

        The Shared Savings Program is designed to improve beneficiary outcomes and increase value of care by (1) promoting accountability for the care of Medicare FFS beneficiaries; (2) requiring coordinated care for all services provided under Medicare FFS; and (3) encouraging investment in infrastructure and redesigned care processes. The Shared Savings Program will reward ACOs that lower their growth in health care costs while meeting performance standards on quality of care and putting patients first. Under the final Shared Savings Program rules, Medicare will continue to pay individual providers and suppliers for specific items and services as it currently does under the FFS payment methodologies. The Shared Savings Program rules require CMS to develop a benchmark for savings to be achieved by each ACO if the ACO is to receive shared savings or for ACOs that have elected to accept responsibility for losses. An ACO that meets the program's quality performance standards will be eligible to receive a share of the savings to the extent its assigned beneficiary medical expenditures are below its own medical expenditure benchmark provided by CMS.

        We have partnered with primary-care provider groups, hospitals, integrated delivery systems, and a variety of other health care providers to form 31 ACOs which have been approved by CMS for participation in the Shared Savings Program. We estimate that these 31 ACOs currently include approximately 3,000 participating providers with approximately 333,000 assigned Medicare fee-for-service beneficiaries covering portions of thirteen States both within and outside our current Medicare Advantage footprint, including Southeast Texas and upstate New York. We will provide these ACOs with care coordination, analytics and reporting, technology and other administrative capabilities to enable participating providers to deliver better care, improved health and lower healthcare costs for their Medicare fee-for-service beneficiaries.

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

        Certain significant provisions of the Affordable Care Act that will impact our business include, among others, establishment of ACOs, reduced Medicare Advantage reimbursement rates, implementation of quality bonus for Star Ratings, stipulated minimum medical loss ratios, non-deductible federal excise taxes assessed to health insurers and coding intensity adjustments with mandatory minimums. The health care reform legislation is discussed more fully in the "Risk Factors" section in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

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

Membership

        The following table presents our membership in our Medicare Advantage segment:

	June 30, 2013	December 31, 2012(1)
	(in thousands)
Membership
Southwest HMO	61.3	56.6
Northeast Network	39.3	36.0
Southeast Network	5.8	5.8

Core Markets	106.4	98.4
All Other Network	13.3	16.5
Rural	14.3	16.1

Total Membership	134.0	131.0

(1)
Restated to exclude 3,300 members in areas subject to 2013 Service Area Reductions.

Goodwill Impairment Charge

        We test goodwill for impairment annually based on information as of October 1 of the current year or more frequently if circumstances suggest that impairment may exist. During the quarter ended June 30, 2013 certain events occurred and circumstances changed which indicated that it was more likely than not that goodwill for APS Healthcare might be impaired.

        These events and circumstances, occurring during the quarter ended June 30, 2013, included the following:

  •
  APS Healthcare failed to win certain new contracts that had previously been anticipated;

  •
  One contract that represents a significant portion of APS Healthcare's historical revenue was renewed, but at a lower rate than had previously been anticipated;

  •
  Certain of APS Healthcare's existing contracts were terminated, not renewed or we learned that they were likely to terminate in the next several months; and

  •
  Due to the general increase in interest rates during the second quarter, the discount rate used in the impairment analysis was increased by 50 basis points compared to the rate used in the prior impairment testing analysis.

        Based on the foregoing, we performed an interim impairment review as of June 30, 2013, that included lowered expectations for future revenue growth and new business development and a higher discount rate. As a result of the step one impairment test, we determined that as of June 30, 2013 the carrying value of APS Healthcare exceeded its fair value. We then proceeded to the second step of the impairment test to estimate the implied fair value of the APS Healthcare goodwill. This implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination, that is, the estimated fair value of the reporting unit is allocated to all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the estimated fair value was the purchase price paid. Based on the June 30, 2013 step two analysis, the carrying amount of the APS Healthcare goodwill exceeded its implied fair value, resulting in a pre-tax impairment charge of $91.7 million, which we allocated on a pro-rata basis between taxable and non-taxable goodwill.

        We estimate the fair values of our reporting units using discounted cash flows, which include assumptions about a wide variety of internal and external factors. Significant assumptions used in the impairment analysis include financial projections of cash flow (including significant assumptions about future revenue, operating margins and target capital requirements), long-term growth rates for determining terminal value, and discount rates. Forecasts and long-term growth rates used for our reporting units are consistent with, and use inputs from, our internal long-term business plan and strategy. During our forecasting process, we assess revenue trends, medical cost trends, operating cost levels and target capital levels. Significant factors affecting these trends include changes in membership, premium yield, medical cost trends, and the impact and expectations of regulatory environments.

        Although we believe that the financial projections used are reasonable and appropriate at the time made, the use of different assumptions and estimates could materially impact the analysis and resulting conclusions. In addition, due to the long-term nature of the forecasts there is significant uncertainty inherent in those projections. That uncertainty is increased by the impact of healthcare reforms as discussed in Item 1, "Business—Regulation" in our Annual Report on Form 10-K. For additional discussions regarding how the enactment or implementation of healthcare reforms and how other factors could affect our business and the related long-term forecasts, see Item 1A, "Risk Factors" in Part I of our Annual Report on Form 10-K and "Healthcare Reform" in Part 1, Item 2 of this Quarterly Report on Form 10-Q.

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

        The passage of time and the availability of additional information regarding areas of uncertainty in regards to the reporting units' operations could cause these assumptions used in our analysis to change materially in the future. If our assumptions differ from actual, the estimates underlying our goodwill impairment tests could be adversely affected.

        Future events that could have a negative impact on the levels of excess fair value over carrying value of our reporting units include, but are not limited to:

  •
  decreases in business growth;

  •
  decreases in earnings projections;

  •
  increases in the weighted average cost of capital; and

  •
  increases in the amount of required capital for a reporting unit.

Negative changes in one or more of these factors, among others, could result in additional impairment charges.

Results of Operations—Consolidated Overview

        The following table reflects income (loss) before taxes from each of our segments and contains reconciliations to reported net income:

	Three months ended June 30,		Six months ended June 30,
	2013	2012(1)	2013	2012(1)
	(in thousands, except per share amounts)
Senior Managed Care—Medicare Advantage(2)	$46	$15,992	$38,640	$49,301
Traditional Insurance(2)	5,057	5,375	7,403	9,808
Corporate & Other(2)	(109,290)	(14,164)	(130,062)	(26,043)
Net realized gains on investments(2)	10,081	1,350	12,557	8,261

(Loss) income before income taxes(2)	(94,106)	8,553	(71,462)	41,327
(Benefit from) provision for income taxes	(2,290)	3,901	6,396	17,141

Net (loss) income	$(91,816)	$4,652	$(77,858)	$24,186

(Loss) earnings per common share (diluted):
Net (loss) income	$(1.05)	$0.05	$(0.89)	$0.28

(1)
In connection with the restatement to correct the accounting related to our recording of certain policy reserves and deferred acquisition costs in our Traditional Insurance segment along with the related deferred income tax impact, the Company's prior annual financial statements, including the three and six months ended June 30, 2012, have been adjusted to record adjustments in their proper period for items that are not considered material but were previously corrected out-of-period.

(2)
We evaluate the results of operations of our segments based on income before realized gains (losses) and income taxes. We believe that realized gains and losses are not indicative of overall operating trends. This differs from U.S. GAAP, which includes the effect of realized gains (losses) and income taxes in the determination of net income. The schedule above reconciles our segment income (loss) before income taxes to net (loss) income in accordance with U.S. GAAP.

  Three months ended June 30, 2013 and 2012

        Net loss for the three months ended June 30, 2013 was $91.8 million, or $(1.05) per diluted share, compared to net income of $4.7 million or $0.05 per diluted share for the three months ended June 30, 2012. Net (loss) income includes a goodwill impairment charge, net of taxes, of $90.6 million, or $1.03 per diluted share, realized investment gains, net of taxes, of $6.6 million, or $0.07 per diluted share, and $0.9 million, or $0.1 per diluted share, for the quarters ended June 30, 2013 and 2012, respectively.

        Our effective tax rate was 2.4% for the second quarter of 2013 compared to 45.6% for the second quarter of 2012. Permanent items, primarily relating to non-deductible goodwill impairment, executive compensation and interest on the mandatorily redeemable preferred stock as well as foreign and state income taxes drove the variance in the effective rate compared with the 35% federal rate. The second quarter of 2013 and 2012 each included non-recurring tax benefits of $0.1 million.

        Our Senior Managed Care—Medicare Advantage segment generated income before income taxes of less than $0.1 million for the three months ended June 30, 2013, a decrease of $15.9 million compared to the three months ended June 30, 2012. The decrease in earnings was driven primarily by deterioration in the medical expense ratio to 88.2% in the quarter ended June 30, 2013 from 83.9% in the quarter ended June 30, 2012, partially offset by improved expense efficiency as a result of our continued expense reduction initiatives. The second quarter of 2013 included unfavorable prior period items of $6.5 million compared to favorable prior period items of $2.3 million in the second quarter of 2012.

        Our Traditional Insurance segment generated income before income taxes of $5.1 million for the three months ended June 30, 2013, compared to $5.4 million for the three months ended June 30, 2012. The $0.3 million decrease in income was primarily due to a decrease in underwriting income due to the decline in overall business in force.

        The loss before income taxes from our Corporate & Other segment increased by $95.1 million for the second quarter of 2013 compared to the second quarter of 2012. This was due primarily to a goodwill impairment charge of $91.7 million taken in the second quarter of 2013, an increase of $4.2 million in ACO start up and operating costs and higher corporate operating costs.

  Six months ended June 30, 2013 and 2012

        Net loss for the six months ended June 30, 2013 was $77.9 million, or $(0.89) per diluted share, compared to net income of $24.2 million or $0.28 per diluted share for the six months ended June 30, 2012. Net (loss) income includes a goodwill impairment charge, net of taxes, of $90.6 million, or $1.04 per diluted share, realized investment gains, net of taxes, of $8.2 million, or $0.09 per diluted share, and $5.4 million, or $0.6 per diluted share, for the six month periods ended June 30, 2013 and 2012, respectively.

        For the six months ended June 30, 2013, our effective tax rate was (8.9)% compared to 41.5% for the same period in 2012. Permanent items, relating to non-deductible goodwill impairment, executive compensation, APS Healthcare transaction costs and interest on the mandatorily redeemable preferred stock as well as foreign and state income taxes drove the variance in the effective rate compared with the 35% federal rate. The six months ended June 30, 2013 and 2012 also included non-recurring tax benefits of $0.4 million and $0.1 million, respectively, primarily related to state income tax refunds.

        Our Senior Managed Care—Medicare Advantage segment generated income before income taxes of $38.6 million for the six months ended June 30, 2013, a decrease of $10.7 million compared to the six months ended June 30, 2012. The decrease in earnings was driven primarily by deterioration in the medical expense ratio to 84.1% for first half of 2013 from 82.5% in the first half of 2012, partially offset by improved expense efficiency as a result of our continued expense reduction initiatives. The first half of 2013 included favorable prior period items of $17.2 million compared to favorable prior period items of $11.6 million in the first half of 2012.

        Our Traditional Insurance segment generated income before income taxes of $7.4 million for the six months ended June 30, 2013, compared to $9.8 million for the six months ended June 30, 2012. The $2.4 million decrease in income was primarily due to a decrease in underwriting and investment income due to the decline in overall business in force.

        The loss before income taxes from our Corporate & Other segment increased by $104.0 million for the first half of 2013 compared to the first half of 2012. This was due primarily to a goodwill impairment charge of $91.7 million taken in the second quarter of 2013, an increase of $8.9 million in ACO start up and operating costs and higher corporate operating expenses.

Segment Results—Senior Managed Care—Medicare Advantage

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
	(in thousands)		(in thousands)
Net premiums	$389,988	$391,367	$814,632	$811,393
Net investment income	4,878	5,839	10,218	11,910
Fee and other income	43	51	87	85

Total revenue	394,909	397,257	824,937	823,388

Medical expenses	344,114	328,492	685,098	669,250
Amortization of intangible assets	754	782	1,509	1,564
Commissions and general expenses	49,995	51,991	99,690	103,273

Total benefits, claims and other deductions	394,863	381,265	786,297	774,087

Segment income before income taxes	$46	$15,992	$38,640	$49,301

        Our Senior Managed Care—Medicare Advantage segment includes the operations of our Medicare coordinated care HMO, PPO, network-based PFFS and non-network (Rural) PFFS Plans (collectively, the "Plans"), which provides coverage to Medicare beneficiaries in 34 states. Our HMOs offer coverage to Medicare beneficiaries primarily in Southeastern Texas, the area surrounding Dallas/Ft. Worth, 16 counties in Oklahoma and 3 counties in Indiana.

  Three months ended June 30, 2013 and 2012

        Our Senior Managed Care—Medicare Advantage segment generated income before income taxes of less than $0.1 million for the three months ended June 30, 2013, a decrease of $15.9 million compared to the three months ended June 30, 2012. The decrease in earnings was driven primarily by deterioration in the medical expense ratio to 88.2% in the quarter ended June 30, 2013 from 83.9% in the quarter ended June 30, 2012, partially offset by improved expense efficiency as a result of our continued expense reduction initiatives. The second quarter of 2013 included unfavorable prior period items of $6.5 million compared to favorable prior period items of $2.3 million in the second quarter of 2012.

        Net Premiums.    Net premiums for the Senior Managed Care—Medicare Advantage segment decreased by $1.4 million compared to the three months ended June 30, 2012, primarily due to lower member months in 2013, partially offset by a higher premium yield per member. During the second quarter of 2013, net premiums included $1.3 million of net favorable items related to prior periods compared to $2.5 million during the same period in 2012.

        Net investment income.    Net investment income decreased $1.0 million primarily due to the maturity of higher yielding assets with the proceeds being reinvested in lower yielding securities in this low interest rate environment.

        Medical expenses.    Medical expenses increased by $15.6 million compared to the second quarter of 2012. During the second quarter of 2013, medical expenses included $7.8 million of net unfavorable items related to prior periods compared to $0.2 million during the same period in 2012. In addition, during the quarter ended June 30, 2013, sequestration increased our medical expense ratio by approximately 100 basis points and we saw an uptick in inpatient and emergent care utilization in our non-HMO lines of business. The medical expense ratio deteriorated to 88.2% for the second quarter of 2013 from 83.9% for the same period in 2012. Excluding the prior period items discussed above, the medical expense ratio for the second quarter of 2013 was 86.5%.

        Commissions and general expenses.    Commissions and general expenses for the three months ended June 30, 2013 decreased $2.0 million compared to the three months ended June 30, 2012, primarily as the result of the decreased level of membership and the execution of our continued expense reduction plan. The ratio of commissions and general expenses to net premiums improved to 12.8% in the second quarter of 2013 from 13.3% in the second quarter of 2012.

  Six months ended June 30, 2013 and 2012

        Our Senior Managed Care—Medicare Advantage segment generated income before income taxes of $38.6 million for the six months ended June 30, 2013, a decrease of $10.7 million compared to the six months ended June 30, 2012. The decrease in earnings was driven primarily by deterioration in the medical expense ratio to 84.1% for first half of 2013 from 82.5% in the first half of 2012, partially offset by improved expense efficiency as a result of our continued expense reduction initiatives. The first half of 2013 included favorable prior period items of $17.2 million compared to favorable prior period items of $11.6 million in the first half of 2012.

        Net Premiums.    Net premiums for the Senior Managed Care—Medicare Advantage segment increased by $3.2 million compared to the six months ended June 30, 2012, primarily due to a higher premium yield per member, partially offset by lower member months in 2013. In the first half of 2013, net premiums included $27.9 million of favorable prior period items, including $26.9 million related to 2012 risk scores based on our ongoing chart review process. This compares to $20.2 million of favorable premium adjustments in the first half of 2012 that included $11.4 million related to 2011 risk scores and $9.4 million related to a change in status by CMS for members who had previously been classified as Medicare Secondary Payer, or MSP, members.

        Net investment income.    Net investment income decreased $1.7 million primarily due to the maturity of higher yielding assets with the proceeds being reinvested in lower yielding securities in this low interest rate environment.

        Medical expenses.    Medical expenses increased by $15.8 million compared to the first half of 2012. During the first half of 2013, medical expenses included $10.7 million of net unfavorable items related to prior periods compared to $8.6 million of net unfavorable items related to prior periods in the first half of 2012. The 2012 development included $3.2 million related to the MSP status change discussed above. In addition, the second quarter 2013 effects of sequestration and an uptick in inpatient and emergent care utilization in our non-HMO lines of business unfavorably impacted medical expenses. The medical expense ratio deteriorated to 84.1% for the first half of 2013 from 82.5% for the same period in 2012. Excluding the prior period items discussed above, the medical expense ratio for the first six months of 2013 was 85.7%

        Commissions and general expenses.    Commissions and general expenses for the six months ended June 30, 2013 decreased $3.6 million compared to the six months ended June 30, 2012, primarily as the result of the decreased level of membership and the execution of our continued expense reduction plan. The ratio of commissions and general expenses to net premiums improved to 12.2% in the first half of 2013 from 12.7% in the first half of 2012.

Segment Results—Traditional Insurance

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
	(in thousands)		(in thousands)
Net premiums	$53,738	$61,391	$110,501	$125,782
Net investment income	4,437	4,620	8,957	9,794
Fee and other income	411	695	803	1,189

Total revenue	58,586	66,706	120,261	136,765

Policyholder benefits	40,051	47,153	84,050	97,075
Change in deferred policy acquisition costs	2,195	654	6,041	1,938
Commissions and general expenses, net of allowances	11,283	13,524	22,767	27,944

Total benefits, claims and other deductions	53,529	61,331	112,858	126,957

Segment income before income taxes	$5,057	$5,375	$7,403	$9,808

  Three months ended June 30, 2013 and 2012

        Our Traditional Insurance segment generated income before income taxes of $5.1 million for the three months ended June 30, 2013, compared to $5.4 million for the three months ended June 30, 2012. The $0.3 million decrease in income was primarily due to a decrease in underwriting income due to the decline in overall business in force.

        Net Premiums.    Net premium declined by $7.7 million or 12.5% from the second quarter of 2012. This is primarily the result of the continued effect of lapsation on our in force business and the decision to cease marketing and selling Traditional insurance products after June 1, 2012. The following table details premium for the segment by major lines of business:

	Three months ended June 30, 2013
	2013			2012
	Gross	Ceded	Net	Gross	Ceded	Net
	(in thousands)
Senior market	$49,882	$(10,644)	$39,238	$57,407	$(12,451)	$44,956
Specialty health	12,604	(1,753)	10,851	14,025	(1,840)	12,185
Life insurance and annuity	12,358	(8,709)	3,649	13,780	(9,530)	4,250

Total premium	$74,844	$(21,106)	$53,738	$85,212	$(23,821)	$61,391

        Net investment income.    Net investment income decreased by $0.2 million, primarily due to a lower invested asset base on the declining blocks of business.

        Policyholder benefits.    Policyholder benefits declined by $7.1 million, or 15.1%, compared to the second quarter of 2012. This decline was principally due to the overall decline of insurance in-force in the senior market and specialty health lines of business. For the three months ended June 30, 2013, the senior market policyholder benefit ratio improved to 66.7%, compared with 72.3% for the same period last year, due to favorable prior period development and a lower average claim trend in the Medicare supplement line of business. Specialty health's benefit ratio increased to 108.8%, compared with 101.5% for the same period last year, due to a higher incidence of open long-term claims during the second quarter of 2013 partially offset by favorable prior period items.

        Change in deferred acquisition costs.    The net change in deferred acquisition costs increased by $1.5 million due to a lower level of acquisition costs incurred and deferred in 2013 as a result of the decision to cease marketing and selling Traditional insurance products after June 1, 2012.

        Commissions and general expenses, net of allowances.    Total commissions and general expenses, net of allowances, decreased by $2.2 million compared to the second quarter of 2012. This decrease in expenses is attributed primarily to lower commissions and other acquisition costs as a result of the decline in new business issued in 2013, discussed above, as well as the decline in the business in force.

  Six months ended June 30, 2013 and 2012

        Our Traditional Insurance segment generated income before income taxes of $7.4 million for the six months ended June 30, 2013, compared to $9.8 million for the six months ended June 30, 2012. The $2.4 million decrease in income was primarily due to a decrease in underwriting and investment income due to the decline in overall business in force.

        Net Premiums.    Net premium declined by $15.3 million or 12.1% from the six months ending June 30, 2012. This is primarily the result of the continued effect of lapsation on our in force business and the decision to cease marketing and selling Traditional insurance products after June 1, 2012. The following table details premium for the segment by major lines of business:

	Six months ended June 30, 2013
	2013			2012
	Gross	Ceded	Net	Gross	Ceded	Net
	(in thousands)
Senior market	$103,262	$(22,199)	$81,063	$118,802	$(26,135)	$92,667
Specialty health	25,428	(3,363)	22,065	28,081	(3,526)	24,555
Life insurance and annuity	24,709	(17,336)	7,373	27,649	(19,089)	8,560

Total premium	$153,399	$(42,898)	$110,501	$174,532	$(48,750)	$125,782

        Net investment income.    Net investment income decreased by $0.8 million, primarily due to the maturity of higher yielding assets with the proceeds being reinvested in lower yielding securities in this low interest rate environment, as well as a lower invested asset base on the declining blocks of business.

        Policyholder benefits.    Policyholder benefits declined by $13.0 million, or 13.4%, compared to the six months ending June 30, 2012. This decline was principally due to the overall decline of insurance in-force in the senior market and specialty health lines of business. For the six months ended June 30, 2013, the senior market policyholder benefit ratio improved to 70.9%, compared with 74.1% for the same period last year, due to favorable prior period development and a lower average claim trend in the Medicare supplement line of business. Specialty health's benefit ratio increased to 99.0%, compared with 96.7% for the same period last year, due to a higher incidence of open long-term claims during the second quarter of 2013 partially offset by favorable prior period items.

        Change in deferred acquisition costs.    The net change in deferred acquisition costs increased by $4.1 million due to a lower level of acquisition costs incurred and deferred in 2013 as a result of the decision to cease marketing and selling Traditional insurance products after June 1, 2012.

        Commissions and general expenses, net of allowances.    Total commissions and general expenses, net of allowances, decreased by $5.2 million compared to the six months ending June 30, 2012. This decrease in expenses is attributed primarily to lower commissions and other acquisition costs as a result of the decline in new business issued in 2013, discussed above, as well as the decline in the business in force.

Segment Results—Corporate & Other

        The following table presents the primary components comprising the loss before taxes for the segment:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
	(in thousands)		(in thousands)
Net premiums	$40,558	$36,370	$80,387	$48,594
Net investment income	196	77	220	87
Fee and other income	34,001	42,454	66,753	59,723

Total revenue	74,755	78,901	147,360	108,404

Claims and other benefits	35,038	31,971	67,010	43,307
Amortization of intangible assets	1,339	1,357	2,715	1,810
Interest expense	1,671	1,748	3,260	2,935
Goodwill impairment charge	91,742	—	91,742	—
Commissions and general expenses	45,340	55,885	95,492	84,291

Total benefits, claims and other deductions	175,130	90,961	260,219	132,343
Equity in losses of unconsolidated subsidiaries	(8,915)	(2,104)	(17,203)	(2,104)

Segment loss before income taxes	$(109,290)	$(14,164)	$(130,062)	$(26,043)

  Three months ended June 30, 2013 and 2012

        The loss before income taxes from our Corporate & Other segment increased by $95.1 million for the second quarter of 2013 compared to the second quarter of 2012. This was due primarily to a goodwill impairment charge of $91.7 million taken in the second quarter of 2013, an increase of $4.2 million in ACO start up and operating costs and higher corporate operating costs.

        Net premiums.    Net premiums increased by $4.2 million compared with the quarter ended June 30, 2012 due primarily to increased revenues from the APS Puerto Rico business.

        Fee and other income.    Fee and other income declined by $10.7 million compared with the quarter ended June 30, 2012, due primarily to lower levels of fee for service business at APS Healthcare.

        Claims and other benefits.    Claims and other benefits increased by $3.1 million compared with the quarter ended June 30, 2012, primarily related to the increase in the Puerto Rico risk business discussed above.

        Goodwill impairment charge.    During the quarter ended June 30, 2013 certain events occurred and circumstances changed which indicated that it was more likely than not that goodwill for APS Healthcare might be impaired. These events and circumstances, occurring during the quarter ended June 30, 2013, included reductions in future sales growth expectations, declines in operating profit margins due to reductions in renewal rates on certain contracts and the loss of other contracts. Accordingly, we performed an interim impairment review as of June 30, 2013. This review indicated that the carrying amount of the APS Healthcare goodwill exceeded its implied fair value, resulting in an impairment charge of $91.7 million. For additional information, see Note 4—Business Combination and Goodwill.

        Commissions and general expenses.    Total commissions and general expenses decreased by $12.7 million compared to the six months ending June 30, 2012. This was driven by a $9.7 million decline at APS Healthcare related to expense reduction initiatives and lower levels of business. In addition, operating expenses for our ACO business declined by $2.6 million, as more ACO costs were chargeable at the ACO subsidiary level (See further discussion below). General corporate expenses increased $1.8 million, compared with 2012, primarily related to business development activities.

        Equity in losses of unconsolidated subsidiaries.    This line represents our share of losses on our unconsolidated ACO subsidiaries. Including the ACO operating expenses reported in commissions and general expenses above, total ACO costs were $9.5 million in the quarter ended June 30, 2013 compared with $5.3 million in the same period of 2012 and represent the start-up and operating costs of our ACO business. The increase of $4.2 million is driven by increased operating costs, as there are now 31 ACO entities in operation in 2013 compared to nine at June 30, 2012. Due to the nature of the Shared Savings Program, we do not anticipate recognizing revenue, if any, until the end of the program year, which is December 31, 2013, at the earliest. Based on the ACO operating agreements, we bear all costs of the ACO operations until revenue is recognized. At that point, we share in 100% of the revenue up to the costs recognized. Any remaining revenue is generally shared equally with our ACO partners.

  Six months ended June 30, 2013 and 2012

        The loss before income taxes from our Corporate & Other segment increased by $104.0 million for the first half of 2013 compared to the first half of 2012. This was due primarily to a goodwill impairment charge of $91.7 million taken in the second quarter of 2013, an increase of $8.9 million in ACO start up and operating costs and higher corporate operating expenses.

        Net premiums.    Net premiums increased by $31.8 million compared with the six months ended June 30, 2012 due primarily to 2013 including a full six months of APS Healthcare results compared with four months in 2012. APS Healthcare was acquired on March 2, 2012.

        Fee and other income.    Fee and other income increased by $2.2 million compared with the six months ended June 30, 2012, due primarily to 2013 including a full six months of APS Healthcare results compared with four months in 2012, partially offset by lower levels of domestic business at APS Healthcare in 2013.

        Claims and other benefits.    Claims and other benefits increased by $23.7 million compared with the six months ended June 30, 2012, primarily related to 2013 including a full six months of APS Healthcare results compared with four months in 2012 as well as the increase in the Puerto Rico risk business discussed above.

        Amortization of intangible assets.    This represents the amortization of APS Healthcare intangible assets. The increase is due to 2013 including a full six months of APS Healthcare results compared with four months in 2012

        Goodwill impairment charge.    The goodwill impairment charge of $91.7 million relates to the impairment of APS Healthcare goodwill during the quarter ended June 30, 2013, as discussed above. For additional information, see Note 4—Business Combination and Goodwill.

        Commissions and general expenses.    Total commissions and general expenses increased by $6.3 million compared to the six months ending June 30, 2012. This was driven by a $15.1 million increase at APS Healthcare primarily related to 2013 including a full six months of APS Healthcare results compared with four months in 2012, net of expense reduction initiatives and lower levels of business. In addition, operating expenses for our ACO business declined by $6.2 million, as more ACO costs were chargeable at the ACO subsidiary level (See further discussion below). General corporate expenses increased $2.4 million, compared with 2012, primarily related to business development activities.

        Equity in losses of unconsolidated subsidiaries.    This line represents our share of losses on our unconsolidated ACO subsidiaries. Including the ACO operating expenses reported in commissions and general expenses above, total ACO costs were $18.3 million in the six months ended June 30, 2013 compared with $9.4 million in the same period of 2012 and represent the start-up and operating costs of our ACO business. The increase of $8.9 million is driven by increased operating costs, as there are now 31 ACO entities in operation in 2013 compared to nine at June 30, 2012. Due to the nature of the Shared Savings Program, we do not anticipate recognizing revenue, if any, until the end of the program year, which is December 31, 2013, at the earliest. Based on the ACO operating agreements, we bear all costs of the ACO operations until revenue is recognized. At that point, we share in 100% of the revenue up to the costs recognized. Any remaining revenue is generally shared equally with our ACO partners.

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

        As of June 30, 2013, we had approximately $165 million of cash and investments in our parent company and unregulated subsidiaries. An additional $51.5 million of dividends was received from our Insurance and HMO subsidiaries in July 2013, as discussed below.

        On August 1, 2013, the Board of Directors of the Company approved the payment of a special cash dividend of $1.60 per share, payable on August 19, 2013 to shareholders of record as of August 12, 2013. We expect the cumulative dividend payment to be approximately $139.9 million. For additional information see Note 12—Subsequent Events.

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

        At June 30, 2013, our insurance and HMO subsidiaries held total cash and invested assets of approximately $950 million, primarily comprised of fixed maturity securities that could readily be converted to cash. We believe that this level of liquidity is sufficient to meet our obligations and pay expenses.

        Capital contributions to and dividends from our Insurance and HMO subsidiaries are made through their respective holding companies. We did not make any capital contributions to our insurance and HMO subsidiaries during the first six months of 2013. During the second quarter, we evaluated capital levels at our insurance and HMO subsidiaries. In addition to ordinary dividends based on prior year earnings, we also requested extraordinary dividends at certain subsidiaries to reduce excess capital. As a result, our insurance and HMO subsidiaries paid $200.4 million of dividends to their holding companies, with $148.9 million paid in June and the balance of $51.5 million paid in July. These are summarized in the following table:

Subsidiary	Ordinary	Extraordinary	Total
	(in millions)
Pyramid Life	$18.4	$90.0	$108.4
SelectCare of Texas	15.5	35.8	51.3
American Progressive	14.3	—	14.3
Union Bankers	1.9	11.3	13.2
Constitution Life	4.4	4.4	8.8
SelectCare Health Plans	4.4	—	4.4

	$58.9	$141.5	$200.4

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

        APS Healthcare.    The primary sources of liquidity for APS Healthcare are fees from its customers, including health plans, state agencies and related organizations for performing a range of healthcare services. The primary uses of liquidity are the payments for salaries and expenses associated with providing these services. We believe the sources of cash for APS Healthcare will exceed scheduled uses of cash and result in amounts available to dividend to our parent company. APS Healthcare's Puerto Rico subsidiary is required to maintain minimum statutory equity as required by contract with the Commonwealth of Puerto Rico and currently exceeds its minimum requirement at levels we believe are sufficient to support its current level of operations.

        Investments.    We invest primarily in fixed maturity securities of the U.S. Government and its agencies, U.S. state and local governments, mortgage-backed securities and corporate fixed maturity securities with investment grade ratings of BBB- or higher by S&P or Baa3 or higher by Moody's Investor Service. As of June 30, 2013, approximately 99% of our fixed maturity investments had investment grade ratings from S&P or Moody's.

        At June 30, 2013, cash and cash equivalents and short-term investments represent approximately 6% of our total cash and invested assets, approximately 24% of cash and invested assets were held in securities backed by the U.S. government or its agencies and the average credit quality of our total investment portfolio was AA-.

        The average book yield of our total investment portfolio was 3.2% at June 30, 2013 and 3.3% at December 31, 2012.

        2012 Credit Facility.    In connection with the acquisition of APS Healthcare, on March 2, 2012, we entered into a new credit facility (the "2012 Credit Facility") consisting of a five-year $150 million senior secured term loan and a $75 million senior secured revolving credit facility.

        The 2012 Credit Facility contains customary representations and warranties as well as customary affirmative and negative covenants. Negative covenants include, among others, limitations on the incurrence of indebtedness, limitations on the incurrence of liens and limitations on acquisition, dispositions, investments and restricted payments. In addition, the 2012 Credit Facility contains certain financial covenants relating to minimum risk-based capital, consolidated leverage ratio, and consolidated debt service ratio. As of June 30, 2013, we were in compliance with all financial covenants. The 2012 Credit Facility also contains customary events of default. Upon the occurrence and during the continuance of an event of default, the Lenders may declare the outstanding advances and all other obligations under the 2012 Credit Facility immediately due and payable. The Company's obligations under the Credit Agreement are secured by a first priority security interest in 100% of the capital stock of the Company's material subsidiaries and are also guaranteed by certain of our subsidiaries.

        The 2012 Credit Facility bears interest at rates equal to, at the Company's election, LIBOR or the base rate, plus an applicable margin that varies based on the Company's consolidated leverage ratio from 1.75% to 2.50%, in the case of LIBOR loans, and from 0.75% to 1.50% in the case of base rate loans. Effective June 30, 2013, the interest rate on the term loan portion of the 2012 Credit Facility was 2.52%, based on a spread of 225 basis points above LIBOR. On April 1, 2013 our spread increased to 225 basis points above LIBOR.

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

  Critical Accounting Policies

        There have been no changes to our critical accounting policies during the current quarter ended June 30, 2013. For a description of our significant accounting policies, see Note 3—Summary of Significant Accounting Policies included in our Annual Report on Form 10-K for the year ended December 31, 2012.

Policy and Contract Claims—Accident and Health Policies

        The following table presents the components of the change in our liability for policy and contract claims—health:

Six months ended June 30, 2013
(in thousands)
Balance at beginning of period	$156,558
Less reinsurance recoverable	(4,811)

Net balance at beginning of period	151,747

Incurred related to:
Current Year	832,235
Prior Year Development	613

Total Incurred	832,848

Paid related to:
Current Year	690,436
Prior Year	139,986

Total paid	830,422

Net balance at end of period	154,173
Plus reinsurance recoverable	4,758

Balance at end of period	$158,931

        The liability for policy and contract claims—health at June 30, 2013 increased by $2.4 million from December 31, 2012. The increase in the liability was primarily attributable to an increase in pending claims for our Medicare Advantage business.

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

        During the six months ended June 30, 2013, claim reserves settled, or are currently expected to be settled, for $0.6 million more than estimated at December 31, 2012, related primarily to our Medicare Advantage business. Prior period development represents less than 0.1% of the incurred claims recorded in 2012.

Sensitivity Analysis

        The following table illustrates the sensitivity of our accident and health IBNR payable at June 30, 2013 to identified reasonably possible changes to the estimated weighted average completion factors and health care cost trend rates. However, it is possible that the actual completion factors and health care cost trend rates will develop differently from our historical patterns and therefore could be outside of the ranges illustrated below.

Completion Factor(1):		Claims Trend Factor(2):
(Decrease) Increase in Factor	Increase (Decrease) in Net Health IBNR	(Decrease) Increase in Factor	(Decrease) Increase in Net Health IBNR
($ in thousands)
-3%	$483	-3%	$(7,213)
-2%	322	-2%	(4,809)
-1%	161	-1%	(2,404)
1%	(161)	1%	2,404
2%	(322)	2%	4,809
3%	(483)	3%	7,213

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

        The sensitivity analysis of interest rate risk assumes an instantaneous shift in a parallel fashion across the yield curve, with scenarios of interest rates increasing and decreasing 100 and 200 basis points from their levels as of June 30, 2013, and with all other variables held constant. The following table summarizes the impact of the assumed changes in market interest rates at June 30, 2013. Due to the current low interest rate environment, when estimating the effect of market interest rate decreases on fair value we have set an interest rate floor of 0% and have not allowed interest rates to go negative.

	Effect of Change in Market Interest Rates on Fair Value of Fixed Income Portfolio as of June 30, 2013
June 30, 2013
	200 Basis Point Decrease	100 Basis Point Decrease	100 Basis Point Increase	200 Basis Point Increase
Fair Value of Fixed Income Portfolio
(in millions)
$1,063.0	$64.3	$37.2	$(40.9)	$(83.2)

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

        The sensitivity analysis of interest rate risk assumes scenarios involving increases or decreases in LIBOR of 100 and 200 basis points from their levels as of and for the six months ended June 30, 2013, and with all other variables held constant. The following table summarizes the impact of changes in LIBOR.

			Effect of Change in LIBOR on Pre-tax Income for the six months ended June 30, 2013
		Weighted Average Balance Outstanding
Description of Floating Rate Debt	Weighted Average Interest Rate		200 Basis Point Decrease(1)	100 Basis Point Decrease(1)	100 Basis Point Increase	200 Basis Point Increase
	(in millions)
Loan payable	2.39%	$130.1	$0.2	$0.2	$(0.7)	$(1.3)

(1)
The LIBOR rate during the six months ended June 30, 2013 on our Loan payable was approximately 26 basis points. For the purposes of this illustration, we have set a LIBOR, or base rate, floor of 0%.

        As noted above, we have floating rate debt outstanding of $125 million as of June 30, 2013, which is exposed to rising interest rates. In addition, we held approximately $73 million of cash and cash equivalents as of June 30, 2013. Our exposure to rising interest costs on our debt would be partially mitigated by the increase in net investment income on our cash and short-term investments.

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

  Evaluation of Effectiveness of Controls

        We carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2013. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2013, at a reasonable assurance level, to timely alert management to material information required to be included in our periodic filings with the Securities and Exchange Commission.

  Changes in Internal Control over Financial Reporting

        There were no changes in our internal controls over financial reporting during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

 PART II

ITEM 1—LEGAL PROCEEDINGS

        For information relating to litigation affecting us, see Note 9—Commitments and Contingencies in Part I—Item 1 of this report, which is incorporated into this Part II—Item 1—Legal Proceedings by reference.

ITEM 1A—RISK FACTORS

        Except as set forth below, there have been no material changes to the risk factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, filed with the SEC on March 6, 2013, as modified by the changes to those risk factors included in other reports we filed with the SEC subsequent to March 6, 2013:

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

        APS Healthcare's contracts with clients generally provide for initial terms of one to three years, but oftentimes may be terminated early without cause. The termination of, or our inability to renew or extend, contracts with our clients could lead to decreased revenues and profitability. In addition, certain of the customer contracts contain performance guarantees of various kinds, including operational performance guarantees, guarantees relating to the achievement of health goals as demonstrated by population based clinical measures and guarantees relating to the reduction of overall health costs experienced by the client. Further, certain of the contracts contain liquidated damages provisions for nonperformance that can be assessed in significant amounts. Our failure to meet these performance guarantees could lead to reduced revenue and profitability. In addition, our contract with the Puerto Rico Medicaid agency to provide managed behavioral health and other services, accounts for a significant portion of APS Healthcare's total revenues. This contract was recently extended through June 30, 2014, but may be terminated earlier under certain circumstances. The Puerto Rico government is considering substantial changes to the healthcare system in Puerto Rico. Failure to successfully retain this contract could have a material adverse effect on our results of operations.

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

UNIVERSAL AMERICAN CORP.
August 9, 2013	/s/ RICHARD A. BARASCH Richard A. Barasch Chief Executive Officer
August 9, 2013	/s/ ROBERT A. WAEGELEIN Robert A. Waegelein President and Chief Financial Officer (Principal Accounting Officer)