Form 10-Q
period 2013-09-30
UNIVERSAL AMERICAN CORP.
filed 2013-11-07
CIK 1514128

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
OR
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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

        Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Class of Common Stock	Outstanding at November 1, 2013
Non-voting, par value $0.01 per share	3,300,000 shares
Voting, par value $0.01 per share	85,541,137 shares

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

PART I

ITEM 1—FINANCIAL STATEMENTS

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	September 30, 2013	December 31, 2012
	Unaudited
ASSETS
Investments:
Fixed maturities available for sale, at fair value (amortized cost: 2013, $982,993; 2012, $1,146,642)	$1,005,754	$1,203,348
Short-term investments	—	16,993
Other invested assets	20,519	14,451

Total investments	1,026,273	1,234,792
Cash and cash equivalents	94,014	59,779
Accrued investment income	8,580	9,264
Deferred policy acquisition costs	93,253	102,765
Reinsurance recoverables—life	523,244	539,770
Reinsurance recoverables—health	124,957	125,406
Due and unpaid premiums	6,409	33,710
Present value of future profits and other amortizing intangible assets	31,792	38,469
Goodwill and other indefinite lived intangible assets	150,474	242,942
Income taxes receivable	46,134	36,100
Other assets	120,986	108,302

Total assets	$2,226,116	$2,531,299

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Reserves and other policy liabilities—life	$534,366	$547,618
Reserves for future policy benefits—health	445,234	449,597
Policy and contract claims—health	155,497	156,558
Premiums received in advance	8,576	11,405
Series A mandatorily redeemable preferred shares	40,000	40,000
Loan payable	121,283	131,984
Amounts due to reinsurers	7,918	8,920
Deferred income taxes payable	13,594	30,643
Other liabilities	131,636	142,077

Total liabilities	1,458,104	1,518,802

STOCKHOLDERS' EQUITY
Preferred stock (Authorized: 40 million shares)	—	—
Common stock—voting (Authorized: 400 million shares; issued and outstanding: 2013, 85.5 million shares; 2012, 85.0 million shares)	855	850
Common stock—non-voting (Authorized: 60 million shares; issued and outstanding: 3.3 million shares)	33	33
Additional paid-in capital	757,695	827,298
Accumulated other comprehensive income	9,429	29,089
Retained earnings	—	155,227

Total stockholders' equity	768,012	1,012,497

Total liabilities and stockholders' equity	$2,226,116	$2,531,299

See Notes to unaudited Consolidated Financial Statements.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share amounts)

	For the three months ended September 30,
	2013	2012
		(as adjusted)
Revenues:
Net premium and policyholder fees earned	$487,496	$499,232
Net investment income	8,740	10,242
Fee and other income	23,298	35,299
Net realized gains on investments	624	4,668

Total revenues	520,158	549,441

Benefits, claims and expenses:
Claims and other benefits	405,593	392,711
Change in deferred policy acquisition costs	3,471	1,039
Amortization of intangible assets	2,218	2,233
Commissions	9,309	10,698
Reinsurance commissions and expense allowances	1,888	1,509
Interest expense	1,647	1,688
Other operating costs and expenses	107,235	114,794

Total benefits, claims and expenses	531,361	524,672

(Loss) income before equity in losses of unconsolidated subsidiaries	(11,203)	24,769
Equity in losses of unconsolidated subsidiaries	(7,869)	(3,882)

(Loss) income before income taxes	(19,072)	20,887
(Benefit from) provision for income taxes	(6,371)	7,040

Net (loss) income	$(12,701)	$13,847

(Loss) earnings per common share:
Basic	$(0.15)	$0.16

Diluted	$(0.15)	$0.16

Weighted average shares outstanding:
Basic weighted average shares outstanding	87,402	87,267
Effect of dilutive securities	—	52

Diluted weighted average shares outstanding	87,402	87,319

Cash dividends per common share	$1.60	$—

See Notes to unaudited Consolidated Financial Statements.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share amounts)

	For the nine months ended September 30,
	2013	2012
		(as adjusted)
Revenues:
Net premium and policyholder fees earned	$1,493,015	$1,485,001
Net investment income	28,136	32,033
Fee and other income	83,066	93,294
Net realized gains on investments	13,181	12,929

Total revenues	1,617,398	1,623,257

Benefits, claims and expenses:
Claims and other benefits	1,241,751	1,202,343
Change in deferred policy acquisition costs	9,512	2,977
Amortization of intangible assets	6,677	5,880
Commissions	27,636	33,523
Reinsurance commissions and expense allowances	4,920	4,934
Interest expense	4,903	4,624
Goodwill impairment charge	91,742	—
Other operating costs and expenses	295,719	300,775

Total benefits, claims and expenses	1,682,860	1,555,056

(Loss) income before equity in losses of unconsolidated subsidiaries	(65,462)	68,201
Equity in losses of unconsolidated subsidiaries	(25,072)	(5,987)

(Loss) income before income taxes	(90,534)	62,214
Provision for income taxes	25	24,181

Net (loss) income	$(90,559)	$38,033

(Loss) earnings per common share:
Basic	$(1.04)	$0.44

Diluted	$(1.04)	$0.44

Weighted average shares outstanding:
Basic weighted average shares outstanding	87,370	86,054
Effect of dilutive securities	—	337

Diluted weighted average shares outstanding	87,370	86,391

Cash dividends per common share	$1.60	$—

See Notes to unaudited Consolidated Financial Statements.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(Unaudited)

(in thousands)

	For the three months ended September 30,		For the nine months ended September 30,
	2013	2012	2013	2012
		(as adjusted)		(as adjusted)
Comprehensive (loss) income:
Net (loss) income	$(12,701)	$13,847	$(90,559)	$38,033
Other comprehensive income (loss), net of income taxes:
Unrealized (loss) gain on investments	(127)	15,917	(13,678)	31,625
Less: reclassification adjustment for gains included in net income	(406)	(3,034)	(8,568)	(8,404)

Change in net unrealized (loss) gain on securities available for sale	(533)	12,883	(22,246)	23,221
Change in long-term claim reserve adjustment	576	(1,650)	2,586	(4,047)

Total other comprehensive income (loss), net of income taxes	43	11,233	(19,660)	19,174

Comprehensive (loss) income	$(12,658)	$25,080	$(110,219)	$57,207

See Notes to unaudited Consolidated Financial Statements.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Unaudited)

(in thousands)

		Common Stock			Accumulated Other Comprehensive Income
	Preferred Stock			Additional Paid-in Capital		Retained Earnings
		Voting	Non-Voting				Total
2012
Balance at January 1, 2012, as adjusted	$—	$782	$33	$738,029	$11,166	$190,353	$940,363
Net income, as adjusted	—	—	—	—	—	38,033	38,033
Other comprehensive income	—	—	—	—	19,174	—	19,174
Net issuance of common stock	—	5	—	10,006	—	—	10,011
Issuance of shares in connection with the acquisition of APS Healthcare	—	63	—	74,451	—	—	74,514
Stock-based compensation	—	—	—	3,617	—	—	3,617
Dividends to stockholders	—	—	—	—	—	107	107

Balance at September 30, 2012, as adjusted	$—	$850	$33	$826,103	$30,340	$228,493	$1,085,819

2013
Balance at January 1, 2013	$—	$850	$33	$827,298	$29,089	$155,227	$1,012,497
Net loss	—	—	—	—	—	(90,559)	(90,559)
Other comprehensive loss	—	—	—	—	(19,660)	—	(19,660)
Net issuance of common stock	—	5	—	4,163	—	—	4,168
Stock-based compensation	—	—	—	3,200	—	—	3,200
Dividends to stockholders	—	—	—	(76,966)	—	(64,668)	(141,634)

Balance at September 30, 2013	$—	$855	$33	$757,695	$9,429	$—	$768,012

See Notes to unaudited Consolidated Financial Statements.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	For the nine months ended September 30,
	2013	2012
		(as adjusted)
Operating activities:
Net (loss) income	$(90,559)	$38,033
Adjustments to reconcile net (loss) income to cash provided by operating activities, net of balances acquired:
Deferred income taxes	(6,463)	(3,229)
Net realized gains on investments	(13,181)	(12,929)
Amortization of intangible assets	6,677	5,880
Amortization of debt issuance costs	999	823
Goodwill impairment charge	91,742	—
Net amortization of bond premium	5,064	4,538
Depreciation expense	8,615	7,446
Changes in operating assets and liabilities:
Deferred policy acquisition costs	9,512	2,977
Reserves and other policy liabilities—life	(13,252)	(12,205)
Reserves for future policy benefits—health	(386)	(1,557)
Policy and contract claims—health	(1,061)	(6,804)
Reinsurance balances	15,973	18,765
Due and unpaid/advance premium, net	24,472	21,286
Income taxes receivable	(10,034)	29,003
Other, net	(21,901)	30,323

Cash provided by operating activities	6,217	122,350
Investing activities:
Proceeds from sale, maturity, call, paydown or redemption of fixed maturity investments	487,537	444,637
Cost of fixed maturity investments acquired	(315,949)	(394,672)
Change in short-term investments	16,993	(26,993)
Purchase of business, net of cash acquired	—	(137,747)
Purchase of fixed assets	(4,448)	(7,820)
Other investing activities	(4,471)	3,034

Cash provided by (used for) investing activities	179,662	(119,561)
Financing activities:
Net proceeds from issuance of common and preferred stock, net of tax effect	394	3,989
Dividends paid to stockholders	(141,337)	(13,549)
Principal payment on loan payable	(10,701)	(14,448)
Proceeds from the issuance of loan payable	—	150,000
Payment of debt issue costs	—	(5,772)

Cash (used for) provided by financing activities	(151,644)	120,220

Net increase in cash and cash equivalents	34,235	123,009
Cash and cash equivalents at beginning of period	59,779	63,539

Cash and cash equivalents at end of period	$94,014	$186,548

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

        In 2011, Universal American formed a new subsidiary, Collaborative Health Systems, LLC, also known as CHS, to work with physicians and other healthcare professionals to form Accountable Care Organizations, or ACOs, under the Medicare Shared Savings Program ("Shared Savings Program"). Nine of our ACOs were approved for participation in the program by the Centers for Medicare & Medicaid Services, known as CMS, effective April 1, 2012, an additional seven ACOs were approved effective July 1, 2012 and fifteen additional ACOs were approved effective January 1, 2013. Based on data provided by CMS, these thirty one ACOs currently include approximately 3,000 participating providers with approximately 327,000 assigned Medicare fee-for-service beneficiaries covering portions of thirteen states, both within and outside our current Medicare Advantage footprint, including southeast Texas and upstate New York. CHS provides these ACOs with care coordination, analytics and reporting, technology and other administrative capabilities to enable participating providers to deliver better care and lower healthcare costs for their Medicare fee-for-service beneficiaries. The Company provides capital to CHS to support the operating activities of CHS and the ACOs.

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

2. BASIS OF PRESENTATION

        We have prepared the accompanying Consolidated Financial Statements in conformity with U.S. generally accepted accounting principles, or U.S. GAAP, for interim reporting in accordance with Article 10 of the Securities and Exchange Commission's Regulation S-X. Accordingly, they do not include all of the disclosures normally required by U.S. GAAP or those normally made in an Annual

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

2. BASIS OF PRESENTATION (Continued)

Report on Form 10-K. For our insurance and HMO subsidiaries, U.S. GAAP differs from statutory accounting practices prescribed or permitted by regulatory authorities. We have eliminated all material intercompany transactions and balances. The interim financial information in this report is unaudited, but in the opinion of management, includes all adjustments, including normal, recurring adjustments necessary to present fairly the financial position and results of operations for the periods reported. The results of operations for the three and nine month periods ended September 30, 2013 and 2012 are not necessarily indicative of the results to be expected for the full year.

        Unconsolidated Subsidiaries:    In 2012, we entered into agreements with various healthcare providers to establish ACOs. These ACOs were generally formed as Limited Liability Companies. We own a majority interest in our ACOs but do not consolidate them because we share the power to direct the activities of the ACOs that most significantly impact their performance. Our share of the income of an ACO is generally 50% and our share of losses of an ACO is generally 100%. In the event of losses, we will share in 100% of subsequent profits until our losses are recovered. Any remaining profits are generally shared at 50%.

        The ACOs are considered variable interest entities, known as VIEs, under U.S. GAAP as these entities do not have sufficient equity to finance their own operations without additional financial support. We assess our contractual, ownership or other interests in a VIE to determine if our interest participates in the variability the VIE was designed to absorb and pass onto variable interest holders. We perform an ongoing qualitative assessment of our variable interests in VIEs to determine whether we have a controlling financial interest and would therefore be considered the primary beneficiary of the VIE. The power to direct the activities of the ACOs that most significantly impact their performance is shared between us and the healthcare providers that we have joined with to establish the ACOs pursuant to the structure of the Management Committee of each of the ACOs. Accordingly, we have determined that we are not the primary beneficiary of the ACOs, and therefore we cannot consolidate them. We account for our participation in the ACOs using the equity method. Gains and losses from our participation in the ACOs are reported as equity in earnings (losses) of unconsolidated subsidiaries in the consolidated statements of operations. Our net investment in the ACOs is reported in other assets in the consolidated balance sheets.

        Use of Estimates:    The preparation of our financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the amounts reported by us in our Consolidated Financial Statements and the accompanying Notes. Critical accounting policies require significant subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. These estimates are based on information available at the time the estimates are made, as well as anticipated future events. Actual results could differ materially from these estimates. We periodically evaluate our estimates, and as additional information becomes available or actual amounts become determinable, we may revise the recorded estimates and reflect the revisions in our operating results. In our judgment, the accounts involving estimates and assumptions that are most critical to the preparation of our financial statements are policy related liabilities and expense recognition, deferred policy acquisition costs, goodwill and other intangible assets, investment valuation, revenue recognition, and income taxes. There have been no changes in our critical accounting policies during the current quarter.

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

        Adjustments to Financial Statements:    In connection with the restatement to correct the accounting related to our recording of certain policy reserves and deferred acquisition costs in our Traditional Insurance segment along with the related deferred income tax impact, the Company's prior annual financial statements, including the three and nine months ended September 30, 2012, have been adjusted to record adjustments in their proper period for items that are not considered material but were previously corrected out-of-period.

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

        The following table reflects the adjustments to the financial statement line items of our consolidated statements of operations for the three and nine months ended September 30, 2012:

	Three Months ended September 30, 2012			Nine Months ended September 30, 2012
	As Reported	Other	As Adjusted	As Reported	Other	As Adjusted
	(in thousands, except per share amounts)
Other operating costs and expenses	$118,676	$(3,882)	$114,794	$305,006	$(4,231)	$300,775
Total benefits, claims and expenses	528,554	(3,882)	524,672	1,559,287	(4,231)	1,555,056
Income before equity in losses of unconsolidated subsidiaries	$20,887	$3,882	$24,769	$63,970	$4,231	$68,201
Equity in losses of unconsolidated subsidiaries	—	(3,882)	(3,882)	—	(5,987)	(5,987)

Income before income taxes	20,887	—	20,887	63,970	(1,756)	62,214
Provision for income taxes	7,040	—	7,040	24,711	(530)	24,181

Net income	$13,847	$—	$13,847	$39,259	$(1,226)	$38,033

Earnings per common share:
Basic	$0.16	$—	$0.16	$0.46	$(0.02)	$0.44

Diluted	$0.16	$—	$0.16	$0.45	$(0.01)	$0.44

        Comprehensive income for the nine months ended September 30, 2012 as reported was $58.4 million and has been adjusted to $57.2 million. There were no adjustments to comprehensive income for the three months ended September 30, 2012.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

2. BASIS OF PRESENTATION (Continued)

        Retained earnings at January 1, 2012 decreased by $12.8 million, net of tax, with $10.9 million relating to the correction and $1.9 million relating to other adjustments. Retained earnings at September 30, 2012 decreased by $14.0 million, net of tax, with $10.9 million relating to the correction and $3.1 million related to other adjustments. For the nine months ended September 30, 2012, operating cash flows increased by $6.0 million, with a corresponding decrease in financing cash flows as a result of these adjustments.

3. RECENTLY ISSUED AND PENDING ACCOUNTING PRONOUNCEMENTS

        Presentation of an Unrecognized Tax Benefit:    In July 2013, the Financial Accounting Standards Board issued Accounting Standards Update 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists, known as ASU 2013-11, which requires an unrecognized tax benefit, or a portion of an unrecognized tax benefit, to be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. This guidance does not require any new recurring disclosures. We plan to adopt this guidance on a prospective basis effective January 1, 2014.

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

        Changes in the carrying amounts of goodwill and intangible assets with indefinite lives (primarily trademarks and licenses) are shown below:

			Corporate & Other(2)
	Total, Net	Senior Managed Care—Medicare Advantage(1)	Gross	Accumulated write-offs	Net
	(in thousands)
Balance, January 1, 2013	$242,942	$77,459	$165,483	$—	$165,483
Acquisitions (dispositions)	—	—	—	—	—
Impairments	(91,742)	—	—	(91,742)	(91,742)
Adjustments	(726)	—	(726)	—	(726)

Balance, September 30, 2013	$150,474	$77,459	$164,757	$(91,742)	$73,015

(1)
Represents both gross and net goodwill balances.

(2)
The goodwill in our Corporate & Other segment is associated with our APS Healthcare reporting unit.

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

        The unaudited consolidated pro forma results of operations, assuming that operating results for APS Healthcare were included for the entire nine month period ended September 30, 2012, is as follows:

Nine months ended
September 30, 2012
(in thousands)
Total revenues	$1,675,657

Income before income taxes	$65,980

Net income	$40,364

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

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

5. INVESTMENTS

        The amortized cost and fair value of fixed maturity investments are as follows:

	September 30, 2013
Classification	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Gross Unrealized OTTI(1)	Fair Value
	(in thousands)
U.S. Treasury securities and U.S. Government obligations	$47,174	$151	$(27)	$—	$47,298
Government sponsored agencies	10,926	323	(172)	—	11,077
Other political subdivisions	72,170	1,022	(430)	—	72,762
Corporate debt securities	434,589	18,254	(2,710)	—	450,133
Foreign debt securities	107,533	2,813	(931)	—	109,415
Residential mortgage-backed securities	190,988	5,552	(2,783)	—	193,757
Commercial mortgage-backed securities	76,417	3,095	(22)	(96)	79,394
Other asset-backed securities	43,196	850	(30)	(2,098)	41,918

	$982,993	$32,060	$(7,105)	$(2,194)	$1,005,754

	December 31, 2012
Classification	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Gross Unrealized OTTI(1)	Fair Value
	(in thousands)
U.S. Treasury securities and U.S. Government obligations	$31,125	$192	$(3)	$—	$31,314
Government sponsored agencies	16,893	764	(2)	—	17,655
Other political subdivisions	106,759	2,854	(65)	—	109,548
Corporate debt securities	498,497	35,186	(423)	—	533,260
Foreign debt securities	115,441	5,200	(8)	—	120,633
Residential mortgage-backed securities	241,647	12,157	(139)	—	253,665
Commercial mortgage-backed securities	74,142	4,841	(474)	—	78,509
Other asset-backed securities	62,138	1,805	(548)	(4,631)	58,764

	$1,146,642	$62,999	$(1,662)	$(4,631)	$1,203,348

(1)
Other-than-temporary impairments.

        At September 30, 2013, gross unrealized losses on mortgage-backed and asset-backed securities totaled $5.0 million, including unrealized losses of $2.1 million on subprime residential mortgage loans, with the balance related to obligations of commercial and residential mortgage-backed securities. The fair value of certain subprime securities is depressed due to the deterioration of collectability of the underlying mortgages. The fair value of the other securities is depressed primarily due to changes in interest rates. We have evaluated these holdings, with input from our investment managers, and do not believe further other-than-temporary impairment to be warranted.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

5. INVESTMENTS (Continued)

        The amortized cost and fair value of fixed maturity investments at September 30, 2013 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
	(in thousands)
Due in 1 year or less	$43,921	$44,364
Due after 1 year through 5 years	295,415	307,190
Due after 5 years through 10 years	227,438	231,902
Due after 10 years	105,618	107,229
Mortgage and asset-backed securities	310,601	315,069

	$982,993	$1,005,754

        The fair value and unrealized losses as of September 30, 2013 and December 31, 2012 for fixed maturities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are shown below:

	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Losses and OTTI	Fair Value	Gross Unrealized Losses and OTTI	Fair Value	Gross Unrealized Losses and OTTI
	(in thousands)
September 30, 2013
U.S. Treasury securities and U.S. Government obligations	$6,579	$(27)	$—	$—	$6,579	$(27)
Government sponsored agencies	2,433	(172)	—	—	2,433	(172)
Other political subdivisions	21,021	(430)	—	—	21,021	(430)
Corporate debt securities	95,215	(2,710)	—	—	95,215	(2,710)
Foreign debt securities	33,846	(930)	25	(1)	33,871	(931)
Residential mortgage-backed securities	67,536	(2,783)	—	—	67,536	(2,783)
Commercial mortgage-backed securities	5,052	(11)	1,062	(107)	6,114	(118)
Other asset-backed securities	3,570	(29)	4,901	(2,099)	8,471	(2,128)

Total fixed maturities	$235,252	$(7,092)	$5,988	$(2,207)	$241,240	$(9,299)

Total number of securities in an unrealized loss position						130

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

        The reduction in fair values at September 30, 2013 compared to December 31, 2012, and the resulting increase in the number of securities in an unrealized loss position, is due to an overall increase in interest rates as a result of the general improvement in the U.S. economic outlook, and the Federal Reserve's announcement regarding the eventual reduction in its quantitative easing program.

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

        We terminated all outstanding interest rate swaps as of June 30, 2013 and as of and during the three months ended September 30, 2013, we had no outstanding interest rate swaps. We recognized realized gains on interest rate swaps of $2.3 million for the three months ended September 30, 3012 and $9.9 million and $2.3 million, for the nine months ended September 30, 2013 and 2012, respectively. These gains are reflected in net realized gains on investments in the consolidated statements of operations.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

5. INVESTMENTS (Continued)

  Realized Gains and Losses

        Gross realized gains and gross realized losses on investments included in net realized gains on investments in the consolidated statements of operations are as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2013	2012	2013	2012
	(in thousands)		(in thousands)
Realized Gains:
Fixed maturities	$3,216	$2,822	$8,241	$12,300
Interest rate swap	—	2,340	9,927	2,340
Other	9	—	49	44

	3,225	5,162	18,217	14,684

Realized Losses:
Fixed maturities	(2,033)	(355)	(4,468)	(1,616)
Other	(568)	(139)	(568)	(139)

	(2,601)	(494)	(5,036)	(1,755)

Net realized gains on investments	$624	$4,668	$13,181	$12,929

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

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

6. FAIR VALUE MEASUREMENTS (Continued)

        The following table presents our recurring fair value measurements by ASC-820-10 hierarchy levels:

	Total	Level 1	Level 2	Level 3
September 30, 2013
Assets:
Fixed maturities, available for sale	$1,005,754	$—	$1,003,388	$2,366
Equity securities	13,323	—	13,323	—

Total assets	$1,019,077	$—	$1,016,711	$2,366

December 31, 2012
Assets:
Fixed maturities, available for sale	$1,203,348	$—	$1,200,895	$2,453
Equity securities	7,608	—	7,608	—
Interest rate swaps	1,095	—	1,095	—

Total assets	$1,212,051	$—	$1,209,598	$2,453

        The following table provides a summary of changes in the recurring fair value measurement of our Level 3 financial instruments:

Fixed Maturities
(in thousands)
Fair value as of December 31, 2012	$2,453
Paydowns	(38)
Unrealized gains included in AOCI(1)(2)	30

Fair value as of March 31, 2013	2,445
Paydowns	(38)
Unrealized losses included in AOCI(1)(2)	(1)

Fair value as of June 30, 2013	2,406
Paydowns	(39)
Unrealized losses included in AOCI(1)(2)	(1)

Fair value as of September 30, 2013	$2,366

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

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

7. ACCUMULATED OTHER COMPREHENSIVE INCOME

        The components of accumulated other comprehensive income are as follows (in thousands):

	Net Unrealized Gains (Losses) on Investments Available for Sale	Gross Unrealized OTTI	Long-Term Claim Reserve Adjustment	Accumulated Other Comprehensive Income
Three months ended September 30, 2013
Balance as of July 1, 2013	$16,723	$(1,512)	$(5,825)	$9,386
Other comprehensive (loss) income before reclassifications	(213)	86	576	449
Amounts reclassified from accumulated other comprehensive income	406	—	—	406

Net current-period other comprehensive income	(619)	86	576	43

Balance as of September 30, 2013	$16,104	$(1,426)	$(5,249)	$9,429

Three months ended September 30, 2012
Balance as of July 1, 2012	$27,955	$(3,136)	$(5,712)	$19,107
Other comprehensive income (loss) before reclassifications	15,916	1	(1,650)	14,267
Amounts reclassified from accumulated other comprehensive income	3,034	—	—	3,034

Net current-period other comprehensive income	12,882	1	(1,650)	11,233

Balance as of September 30, 2012	$40,837	$(3,135)	$(7,362)	$30,340

Nine months ended September 30, 2013
Balance as of January 1, 2013	$39,934	$(3,010)	$(7,835)	$29,089
Other comprehensive (loss) income before reclassifications	(15,262)	1,584	2,586	(11,092)
Amounts reclassified from accumulated other comprehensive income	8,568	—	—	8,568

Net current-period other comprehensive loss	(23,830)	1,584	2,586	(19,660)

Balance as of September 30, 2013	$16,104	$(1,426)	$(5,249)	$9,429

Nine months ended September 30, 2012
Balance as of January 1, 2012	$17,723	$(3,242)	$(3,315)	$11,166
Other comprehensive income (loss) before reclassifications	31,518	107	(4,047)	27,578
Amounts reclassified from accumulated other comprehensive income	8,404	—	—	8,404

Net current-period other comprehensive income	23,114	107	(4,047)	19,174

Balance as of September 30, 2012	$40,837	$(3,135)	$(7,362)	$30,340

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

        Compensation expense, included in other operating costs and expenses, and the related tax benefit were as follows:

	Three Months Ended September 30,
	2013	2012
	(in thousands)
Stock options	$1,281	$1,291
Restricted stock awards	1,026	849

Total stock-based compensation expense	2,307	2,140
Tax benefit recognized(1)	481	811

Stock-based compensation expense, net of tax	$1,826	$1,329

	Nine Months Ended September 30,
	2013	2012
	(in thousands)
Stock options	$3,200	$3,617
Restricted stock awards	2,824	3,591

Total stock-based compensation expense	6,024	7,208
Tax benefit recognized(1)	964	1,706

Stock-based compensation expense, net of tax	$5,060	$5,502

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

8. STOCK-BASED COMPENSATION (Continued)

        We estimated the fair value for options granted during the period at the date of grant using a Black-Scholes option pricing model with the following range of assumptions:

For options granted in 2013
Weighted-average grant date fair value	$2.51 - $3.33
Risk free interest rates	0.50% - 1.11%
Dividend yields	0.00%
Expected volatility	39.29% - 41.72%
Expected lives of options (in years)	3.75

        We did not capitalize any cost of stock-based compensation. Future expense may vary based upon factors such as the number of awards granted by us and the then-current fair value of such awards.

        A summary of option activity for the nine months ended September 30, 2013 is set forth below:

Options	Options (in thousands)	Weighted Average Exercise Price(1)
Outstanding at January 1, 2013	5,224	$7.67
Granted	2,166	7.11
Exercised	(73)	6.73
Forfeited or expired	(1,441)	8.21

Outstanding at September 30, 2013	5,876	$7.45

(1)
Weighted average exercise price reflects a $1.60 per share reduction in the exercise price made in connection with the special dividend paid in August 2013. See "Special Cash Dividend" in Note 11—Other Disclosures.

        The total intrinsic value of stock options (the amount by which the market price of the stock on the date of exercise exceeded the exercise price of the option) exercised was less than $0.1 million during each of the nine month periods ended September 30, 2013 and 2012.

        We received proceeds of approximately $0.6 million and $0.2 million from the exercise of stock options during the nine months ended September 30, 2013 and 2012, respectively.

        As of September 30, 2013, the total compensation cost related to non-vested option awards not yet recognized was $12.4 million, which we expect to recognize over a weighted average period of 2.6 years.

  Restricted Stock Awards

        In accordance with our 2011 Equity Plan, we may grant restricted stock to employees, directors and other third parties. These awards generally vest ratably over a four-year period; however during the nine months ended September 30, 2013 we paid a portion of the annual bonuses in the form of restricted stock, which vests under certain circumstances on the two year anniversary of the grant. We generally value restricted stock awards at an amount equal to the market price of our common stock on the date of grant. We recognize compensation expense for restricted stock awards on a straight line basis over the vesting period.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

8. STOCK-BASED COMPENSATION (Continued)

        A summary of non-vested restricted stock award activity for the nine months ended September 30, 2013 is set forth below:

Non-Vested Restricted Stock	Shares (in thousands)	Weighted Average Grant-Date Fair Value
Non-vested at January 1, 2013	1,029	$11.38
Granted	971	8.63
Vested	(283)	11.52
Forfeited	(335)	10.71

Non-vested at September 30, 2013	1,382	$9.59

        The total fair value of shares of restricted stock vested during the nine months ended September 30, 2013 was $2.7 million.

  Tax Benefits of Stock-Based Compensation

        ASC 718-10 requires us to report the benefits of tax deductions in excess of recognized compensation cost of equity awards as a financing cash flow. We recognized $0.4 million and $4.1 million of financing cash flows for these excess tax deductions for the nine months ended September 30, 2013 and 2012, respectively.

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

        On September 17, 2013, APS Healthcare, Inc. received a subpoena from the Department of Health and Human Services, Office of Inspector General ("HHS-OIG"), requesting documents relating to APS Healthcare's former Medicaid contracts with the State of Missouri that were in existence from 2006 to 2010.

        On October 22, 2013, we filed a lawsuit in the United States District Court for the District of Delaware against funds affiliated with the private equity firm GTCR ("GTCR"), David Katz, a managing director of GTCR, and former senior management of APS Healthcare (Gregory Scott, Jerome Vaccaro and John McDonough). The lawsuit, which alleges securities fraud, multiple material breaches of contract and common law fraud, seeks substantial damages, including punitive damages. The lawsuit arises out of our acquisition of APS Healthcare from GTCR in March 2012. In anticipation of our lawsuit, the day before our filing, GTCR filed an action in the Court of Chancery of the State of Delaware seeking declaratory relief regarding our claims against GTCR. On October 28, 2013, we

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

9. COMMITMENTS AND CONTINGENCIES (Continued)

removed GTCR's declaratory relief action to the United States District Court for the District of Delaware.

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

10. BUSINESS SEGMENT INFORMATION

        As of September 30, 2013, our business segments are based on product and consist of

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

10. BUSINESS SEGMENT INFORMATION (Continued)

        Financial data by segment, with a reconciliation of segment revenues and segment income (loss) before income taxes to total revenue and income from continuing operations before income taxes in accordance with U.S. GAAP is as follows:

	Three months ended September 30,
	2013		2012
	Revenues	Income(loss) before Income Taxes	Revenues	Income(loss) before Income Taxes
	(in thousands)
Senior Managed Care—Medicare Advantage	$400,104	$3,158	$405,746	$24,538
Traditional Insurance	57,653	4,313	64,102	4,287
Corporate & Other	62,413	(27,167)	77,682	(12,606)
Intersegment revenues	(636)	—	(2,757)	—
Adjustments to segment amounts:
Net realized gains on investments(1)	624	624	4,668	4,668

Total	$520,158	$(19,072)	$549,441	$20,887

	Nine months ended September 30,
	2013		2012
	Revenues	Income(loss) before Income Taxes	Revenues	Income(loss) before Income Taxes
	(in thousands)
Senior Managed Care—Medicare Advantage	$1,225,041	$41,798	$1,229,133	$73,839
Traditional Insurance	177,914	11,716	200,867	14,095
Corporate & Other	209,773	(157,229)	186,085	(38,649)
Intersegment revenues	(8,511)	—	(5,757)	—
Adjustments to segment amounts:
Net realized gains on investments(1)	13,181	13,181	12,929	12,929

Total	$1,617,398	$(90,534)	$1,623,257	$62,214

(1)
We evaluate the results of operations of our segments based on income (loss) before realized gains and losses and income taxes. We believe that realized gains and losses are not indicative of overall operating trends.

11. OTHER DISCLOSURES

        Income Taxes:    Our effective tax rate was 33.4% for the third quarter of 2013 compared to 33.7% for the third quarter of 2012 and included non-recurring tax benefits of $0.5 million and $1.4 million, respectively. The variance in the effective tax rate compared with the 35% federal rate was driven by permanent items, primarily relating to non-deductible executive compensation and interest on the mandatorily redeemable preferred stock as well as foreign and state income taxes partially offset by the non-recurring tax benefits.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

11. OTHER DISCLOSURES (Continued)

        For the nine months ended September 30, 2013, our effective tax rate was less than 0.1% compared to 38.9% for the same period in 2012 and included non-recurring tax benefits of $0.8 million and $1.5 million, respectively. The variance in the effective tax rate compared with the 35% federal rate was driven by permanent items, relating to non-deductible goodwill impairment, executive compensation, APS Healthcare transaction costs and interest on the mandatorily redeemable preferred stock as well as foreign and state income taxes partially offset by the non-recurring tax benefits.

        Special Cash Dividend:    On August 1, 2013, the Board of Directors approved the payment of a special cash dividend of $1.60 per share, payable on August 19, 2013 to shareholders of record as of August 12, 2013. The total dividend payment was $142.1 million of which $139.9 million was paid on August 19, 2013. We also established a $2.2 million dividend payable liability to record amounts expected to be paid in the future to holders of our restricted stock as such shares vest. This liability is included in other liabilities in the consolidated balance sheets. In addition, pursuant to the terms of our 2011 Equity Award Plan, the exercise price on outstanding stock options was reduced by the amount of the dividend.

        Earnings Per Common Share Computation:    The calculation of the diluted loss per common share for the three and nine months ended September 30, 2013 presented in the consolidated statements of operations excludes 369,000 and 283,000, respectively, of common stock equivalents from stock options and unvested restricted stock that are potentially dilutive because to include them would be antidilutive when reporting a net loss.

        Stock Repurchase Plan:    On August 1, 2013, the Board of Directors of the Company authorized the repurchase of up to $40 million of its outstanding common stock. Purchases may occur from time to time in the open market, in privately negotiated transactions, or otherwise as market conditions permit. No repurchases have been made to date.

        Acquisition of Total Care:    On June 20, 2013, we entered into a definitive agreement to acquire the assets of the Total Care Medicaid managed care plan. Total Care is one of the oldest and largest Medicaid health plans in Upstate New York, currently serving approximately 35,000 members in Syracuse and surrounding areas. The transaction is subject to customary closing conditions, including approval from applicable New York regulators and is expected to close in the 4th quarter of 2013. The purchase price for the acquisition is approximately $3.5 million at closing and up to an additional $3.0 million of contingent consideration based on membership and quality improvements of the health plan.

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

        As of September 30, 2013, all of our primary reinsurers, as well as the primary first party reinsurers of Pennsylvania Life's traditional business, were rated "A-" (Excellent) or better by A.M. Best with the exception of one reinsurer. For that reinsurer, which is not rated, a trust containing assets at 106% of reserves was established at the inception of the reinsurance agreement. The trust agreement requires that on an ongoing basis the trust assets be maintained at a minimum level of 100% of reserves. The reserves amounted to approximately $136.7 million as of September 30, 2013.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

11. OTHER DISCLOSURES (Continued)

        Restructuring Charges:    A summary of our restructuring liability balance as of September 30, 2013 follows:

	Segment	January 1, Balance	Charge to Earnings	Cash Paid	Non-cash	September 30, Balance
	(in thousands)
2013
Workforce reduction	Corporate & Other	$3,800	$1,867	$(4,066)	$(344)	$1,257
Facility consolidation	Corporate & Other	130	—	—	(130)	—
Facility consolidation	Traditional	334	—	—	(84)	250

Total		$4,264	$1,867	$(4,066)	$(558)	$1,507

        For further discussion of our restructuring initiatives, see Note 22—Other Operational Disclosures—Restructuring Charges in our Annual Report on Form 10-K for the year ended December 31, 2012.

        Principal and Interest Payments on Term Loan:    During the three and nine month periods ended September 30, 2013, we made principal payments totaling $3.6 million and $10.7 million, respectively, and interest payments totaling $1.2 million and $2.5 million, respectively.

        During the three month and nine month periods ended September 30, 2012, we made principal payments totaling $3.6 million and $14.4 million, respectively, and interest payments totaling $0.8 million and $1.9 million, respectively.

        Unconsolidated Subsidiaries:    We account for our participation in the ACOs using the equity method. Gains and losses from our participation in the ACOs are reported as equity in earnings (losses) of unconsolidated subsidiaries in the consolidated statements of operations. Our net investment in the ACOs is reported in other assets in the consolidated balance sheets. We recognized losses of $7.9 million and $25.1 million from our ACO arrangements, for the three and nine months ended September 30, 2013, respectively, and losses of $3.9 million and $6.0 million for the three and nine months ended September 30, 2012. For additional information on the ACOs, see Note 1—Organization and Company Background and Note 2—Basis of Presentation.

12. SUBSEQUENT EVENTS

  Credit Facility Amendment:

        On November 4, 2013, the Company entered into an amendment to its 2012 Credit Facility. The amendment, which is effective beginning with the quarter ending September 30, 2013, suspends certain financial covenants, including the consolidated leverage and debt service ratios, replacing them with total debt to capitalization and minimum liquidity ratios. These new financial covenants will remain in effect through December 31, 2014. Effective January 1, 2015, the original financial covenants will be reinstated. In connection with the amendment, we prepaid all scheduled principal payments, totaling $17.8 million, due under the 2012 Credit Facility through December 31, 2014 and paid fees and expenses of approximately $0.5 million.

ITEM 2—MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

        The following discussion and analysis presents a review of our financial condition as of September 30, 2013 and our results of operations for the three and nine months ended September 30, 2013 and 2012. As used in this quarterly report on Form 10-Q, except as otherwise indicated, references to the "Company," "we," "our," and "us" are to Universal American Corp., a Delaware corporation and its subsidiaries.

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

Overview

        Through our health insurance, and managed care subsidiaries, we primarily serve the growing Medicare population by providing Medicare Advantage insurance products. In addition, with the acquisition of APS Healthcare on March 2, 2012, we now provide a variety of healthcare services, including case management and care coordination, clinical quality and utilization review and behavioral health services to Medicaid agencies and other third parties. Approximately 29% of the over 65 year old population in the United States is currently enrolled in Medicare Advantage plans. In addition, we believe there is an opportunity to address the high cost of healthcare for the remaining Medicare population enrolled in traditional fee-for-service Medicare and have joined with primary-care provider groups, hospitals, integrated delivery systems, and a variety of other health care providers to form thirty-one Accountable Care Organizations, or ACOs, pursuant to the Medicare Shared Saving Program, or Shared Savings Program. All payers of healthcare costs, from the Federal and state governments to corporations and individuals, are incurring rising healthcare costs and we believe we can apply our capabilities and experience in controlling these costs while improving health outcomes.

Recent Developments

  Medicare Accountable Care Organizations (Medicare Shared Savings Program)

        In March 2010, President Obama signed into law The Patient Protection and Affordable Care Act and The Healthcare and Education Reconciliation Act of 2010, which we collectively refer to as the Affordable Care Act. The Affordable Care Act established ACOs as a tool to improve quality and lower costs through increased care coordination in the Medicare Fee-for-Service, or FFS, program, which covers approximately 71% of the Medicare recipients, approximately 36 million eligible Medicare beneficiaries. CMS established the Shared Savings Program to facilitate coordination and cooperation among providers to improve the quality of care for FFS beneficiaries and reduce unnecessary costs. Eligible providers, hospitals, and suppliers may participate in the Shared Savings Program by creating or participating in an ACO.

        The Shared Savings Program is designed to improve beneficiary outcomes and increase value of care by (1) promoting accountability for the care of Medicare FFS beneficiaries; (2) requiring coordinated care for all services provided under Medicare FFS; and (3) encouraging investment in infrastructure and redesigned care processes. The Shared Savings Program will reward ACOs that lower their health care costs while meeting performance standards on quality of care and putting patients first. Under the final Shared Savings Program rules, Medicare will continue to pay individual providers and suppliers for specific items and services as it currently does under the FFS payment methodologies. The Shared Savings Program rules require CMS to develop a benchmark for savings to be achieved by each ACO if the ACO is to receive shared savings or for ACOs that have elected to accept responsibility for losses. An ACO that meets the program's quality performance standards will be eligible to receive a share of the savings to the extent its assigned beneficiary medical expenditures are below its own medical expenditure benchmark provided by CMS.

        We have partnered with primary-care provider groups and a variety of other health care providers to form thirty-one ACOs which have been approved by CMS for participation in the Shared Savings Program. Based on data provided by CMS, these thirty-one ACOs currently include approximately 3,000 participating providers with approximately 327,000 assigned Medicare fee-for-service beneficiaries covering portions of thirteen states both within and outside our current Medicare Advantage footprint, including Southeast Texas and upstate New York. CHS provides these ACOs with care coordination, analytics and reporting, technology and other administrative capabilities to enable participating providers to deliver better care, improved health and lower healthcare costs for their Medicare fee-for-service beneficiaries.

        The Medicare Shared Savings Program is relatively new and therefore has limited historical experience. This impacts our ability to accurately accumulate and interpret the data available for calculating the ACOs' shared savings. Therefore, we do not anticipate recognizing revenue for the year ending December 31, 2013. We expect that any revenue for the initial program periods ending December 31, 2013 will be reported in 2014. Based on the ACO operating agreements, we bear all costs of the ACO operations until revenue is recognized. At that point, we share in 100% of the revenue up to our costs incurred. Any remaining profit is generally shared equally with our ACO provider partners.

Healthcare Reform

        In March 2010, President Obama signed into law the Affordable Care Act, legislating broad-based changes to the U.S. health care system. Certain provisions of the health reform legislation have already taken effect, and others become effective at various dates over the next several years. Due to the complexity of the health reform legislation, including yet to be promulgated implementing regulations, lack of interpretive guidance, and gradual implementation, the impact of the health reform legislation remains difficult to predict and quantify. In addition, we believe that any impact from the health reform legislation could potentially be mitigated by certain actions we may take in the future including modifying future Medicare Advantage bids to compensate for such changes. For example, the anticipation of additional revenues from STAR bonuses or reduced CMS reimbursement rates are factored into the anticipated level of benefits included in our Medicare Advantage bids for the upcoming year.

        The provisions of these new laws include the following key points, which are discussed further below:

  •
  reduced Medicare Advantage reimbursement rates, beginning in 2012;

  •
  implementation of a quality bonus for Star Ratings beginning in 2012;

  •
  stipulated minimum medical loss ratios, beginning in 2014;

  •
  non-deductible health insurance industry fee, beginning in 2014;

  •
  coding intensity adjustments, with mandatory minimums beginning in 2015;

  •
  limitation on the federal tax deductibility of compensation earned by individuals, beginning in 2013; and

  •
  accountable care organizations, beginning in 2012.

        Reduced Medicare Advantage reimbursement rates—Beginning in 2012, the Medicare Advantage "benchmark" rates began the transition to target Medicare fee-for-service cost benchmarks of 95%, 100%, 107.5% or 115% of the calculated Medicare fee-for-service costs. The transition period is 2, 4 or 6 years depending upon the applicable county in which services are provided. The counties are divided into quartiles based on each county's fee-for-service Medicare costs. We estimate that approximately 46% of our current membership resides in counties where the Medicare Advantage benchmark rate will equal 95% of the calculated Medicare fee-for-service costs, with approximately 93% of these members having a 6-year transition period. Under the new law, the premiums for such members commenced the transition to 95% of Medicare fee-for-service costs beginning in 2012. This followed the freezing of Medicare Advantage reimbursement rates in 2011 based on our 2010 levels.

        Medicare Advantage payment benchmarks have been cut over the last several years, with additional funding reductions to be phased in as noted above. In April 2013, CMS released its "Final Notice for Methodological Changes for Calendar Year (CY) 2014 for Medicare Advantage (MA) Capitation Rates, and Part C and Part D Payment Policies and 2014 Call Letter" (the "Final Notice") regarding 2014 Medicare Advantage benchmark rates and payment policies. The Final Notice includes significant reductions to 2014 Medicare Advantage payments, including the benchmark reductions described above. These reductions and the Health Reform legislation insurance industry fee described below result in revenue reductions and incremental assessments totaling approximately 4.7% for 2014, against a typical industry forward medical cost trend outlook of 3% and limit the ability of plans to reduce benefits. As a result of these factors, we elected not to rebid our Medicare Advantage rural private fee-for-service contract covering approximately 12,000 beneficiaries. In addition, these factors will likely affect our plan benefit designs, market participation, growth prospects and earnings potential for our Medicare Advantage plans in the future.

        Implementation of quality bonus for Star Ratings—Beginning in 2012, Medicare Advantage plans with an overall "Star Rating" of three or more stars (out of five) based on 2011 performance are eligible for a "quality bonus" in their basic premium rates. Plans receiving Star bonus payments are required to use the additional dollars to provide "extra benefits" for the plans' enrollees, to comply with required minimum loss ratios, resulting in a competitive advantage for those plans rather than a direct financial impact. The Affordable Care Act limits these quality bonuses to the plans that achieve 4 or more stars as their overall rating, but CMS is using demonstration authority to expand the quality bonus to 3 star plans for a three year period through 2014. In addition, beginning in 2012, Medicare Advantage star ratings affect the rebate percentage available for plans to provide additional member benefits (plans with quality ratings of 3.5 stars or above will have their rebate percentage increased from a base rate of 50% to 65% or 70%). In all cases, this rebate percentage is lower than the pre-Affordable Care Act rebate percentage of 75%. Our Medicare Advantage plans for 2013 are rated from 2.5 to 3.5 stars out of 5. For 2014, we significantly improved our Star ratings with approximately 75% of our core membership now in plans rated 4 stars. A summary of these ratings is presented below:

Contract	Plan Name	Location	Members (000's)		2014 Star Rating	Change
H4506	Texan Plus HMO	Southeast Texas	49.6		4.0	0.5
H2816	Today's Options Network PFFS	Northeast	27.1		4.0	1.0
H2775	Today's Options PPO	Northeast	13.2		3.5	0.5
H3333	Today's Options PFFS	Northeast (rural)	2.0		3.5	—
H3706	Generations Healthcare HMO	Oklahoma City	6.0		3.0	—
H5656	Texan Plus HMO	North Texas (Dallas)	4.6		3.0	—
H5378	Today's Options PPO	Midwest, Southeast (non-core)	3.4		3.0	0.5
H6169	Today's Options Network PFFS	Midwest, Southeast (non-core)	15.7		3.0	0.5

			121.6	(1)

(1)
Excludes approximately 12,000 rural members whose plans were not renewed in 2014.

        Notwithstanding continued efforts to improve or maintain our Star Ratings and other quality measures, there can be no assurances that we will be successful in doing so. Accordingly, our plans may not be eligible for full level quality bonuses or increased rebates, which could adversely affect the benefits such plans can offer, reduce membership, and reduce profit margins.

        In addition, CMS has indicated that plans with a Star Rating of less than 3.0 for three consecutive years may be subject to termination. While we do not currently have any plans with a rating below 3.0, our inability to maintain Star Ratings of 3.0 or better for a sustained period of time could ultimately result in plan termination by CMS which could have a material adverse impact on our business, cash flows and results of operations. Also, the CMS Star Ratings/Quality scores may be used by CMS to pay bonuses to Medicare Advantage plans that enable those plans to offer improved benefits and/or better pricing. Furthermore, lower quality scores compared to our competitors may result in us losing potential new business in new markets or dissuading potential members from choosing our plan in markets in which we compete. Lower quality scores compared to our competitors could have a material adverse effect on our rate of growth.

        Stipulated minimum MLRs—Beginning in 2014, the new healthcare reform legislation will stipulate a minimum medical loss ratio, or MLR, of 85% for Medicare Advantage plans. Financial and other penalties may result from failing to achieve the minimum MLR ratio. Our reported Medicare Advantage MLR was 80.6% for the year ended December 31, 2012 and was 85.5% for the nine months ended September 30, 2013. Although the methodology for defining medical costs and for calculating MLRs was recently defined by CMS, it remains subject to interpretation and we are continuing to evaluate its impact. Complying with such minimum ratio by increasing our medical expenditures or refunding any shortfalls to the federal government could have a material adverse effect on our operating margins, results of operations, and our statutory required capital.

        Non-deductible health insurance industry fee—Beginning in 2014, the new healthcare reform legislation will impose an annual aggregate health insurance industry fee of $8.0 billion (with increasing annual amounts thereafter) on health insurance premiums, including Medicare Advantage premiums, that is not deductible for income tax purposes. As a result, our effective income tax rate will increase in 2014. Our share of the new fee will be based on our pro rata percentage of premiums written during the preceding calendar year compared to the industry as a whole, calculated annually. We expect this fee to result in a significant payment by us which will reduce the profitability of our Medicare Advantage business and could have a material adverse effect on our results of operations. Pursuant to the guidance issued by the FASB in July 2011, for reporting in accordance with U.S generally accepted accounting principles (GAAP), the health insurance industry fee will be accrued over the year in which it is payable. This fee will first be expensed and paid in 2014. For statutory reporting purposes, the National Association of Insurance Commissioners (NAIC) is continuing discussions regarding the accounting for the health insurance industry fee and may require surplus reductions or segregation in the year preceding payment, beginning in 2014, which is contradictory to GAAP. Accordingly, in 2014, we may be required to reduce statutory surplus for both the 2014 and 2015 fees.

        Coding intensity adjustments—Under the new healthcare reform legislation, the coding intensity adjustment instituted in 2010 became permanent, resulting in mandated minimum reductions in risk scores of 4.91% in 2014 increasing each year to 5.91% in 2018. These coding adjustments may adversely affect the level of payments from CMS to our Medicare Advantage plans.

        Limitation on the federal tax deductibility of compensation earned by individuals—Beginning in 2013, with respect to services performed during 2010 and afterward, for health insurance companies, the federal tax deductibility of compensation will be limited under Section 162(m)(6) of the Code to $500,000 per individual and will not contain an exception for "performance-based compensation." This limitation has increased our effective tax rate by approximately 200 basis points for the year ended December 31, 2012 and 330 basis points for the nine months ended September 30, 2013.

        Accountable Care Organizations—The Affordable Care Act established Accountable Care Organizations, or ACOs, as a tool to improve quality and lower costs through increased care coordination in the Medicare fee-for-service program. CMS established the Medicare Shared Savings Program, or MSSP, to facilitate coordination and cooperation among providers to improve the quality of care for Medicare fee-for-service beneficiaries and reduce unnecessary costs. To date, we have partnered with numerous groups of healthcare providers to form thirty-one ACOs that have been approved to participate in the MSSP. ACOs are entities that contract with CMS to serve the Medicare fee-for-service population with the goal of better care for individuals, improved health for populations and lower costs. ACOs share savings with CMS to the extent that the actual costs of serving assigned beneficiaries are below certain trended benchmarks of such beneficiaries and certain quality performance measures are achieved. We provide a variety of services to the ACOs, including care coordination, analytics and reporting, technology and other administrative services to enable these physicians and their associated healthcare providers to deliver better quality care, improved health and lower healthcare costs for their Medicare fee-for-service patients. As of September 30, 2013, we have incurred inception-to-date expenses of approximately $50 million, pre-tax, related to our ACO business, including our equity in the losses of our unconsolidated ACOs and have received no revenues to date. We expect to incur significant costs during the remainder of 2013 and beyond. Under the MSSP, CMS will not make any payments to ACO's for the first measurement year ending December 31, 2013 until the second half of 2014, which will negatively impact our cash flows. In order to receive revenues from CMS under the MSSP, the ACO must meet certain minimum savings rates (i.e. save the federal government money) and meet certain quality measures. More specifically, an ACO's medical expenses for its assigned beneficiaries during a relevant measurement year must be below the benchmark established by CMS for such ACO. On the quality side, the MSSP requires ACOs to meet thirty-three quality measures, which CMS may vary from time to time. Notwithstanding our efforts, our ACOs may be unable to meet the required savings rates or may not satisfy the quality measures, which may result in our receiving no revenues and losing our substantial investment. In addition, as the MSSP is a new program, it presents challenges and risks associated with the timeliness and accuracy of data and interpretation of complex rules, which may impact the timing and amount of revenue we can recognize and could have a material adverse effect on our ability to recoup any of our investment in this new business. Further, there can be no assurance that we will maintain positive relations with each our thirty-one ACO partners which may result in certain of the ACOs terminating our relationship which will result in a potential loss of our investment.

        In addition, CMS, the US Office of Inspector General, the Internal Revenue Service, the Federal Trade Commission, the US Department of Justice, and various states have adopted or are considering adopting new legislation, rules, regulations and guidance relating to formation and operation of ACOs. Such laws may, among other things, require ACOs to become subject to financial regulation such as maintaining deposits of assets with the states in which they operate, the filing of periodic reports with the insurance department and/or department of health, or holding certain licenses or certifications in the jurisdictions in which the ACOs operate. Failure to comply with legal or regulatory restrictions may result in CMS terminating an ACO's agreement with CMS and/or subjecting an ACO to loss of the right to engage in some or all business in a state, payments, fines or penalties, or may implicate federal and state fraud and abuse laws relating to anti-trust, physician fee-sharing arrangements, anti-kickback prohibitions or prohibited referrals, any of which may adversely affect our operations and/or profitability.

Membership

        The following table presents our membership in our Medicare Advantage segment:

	September 30, 2013	December 31, 2012(1)
	(in thousands)
Membership
Southwest HMO	61.1	56.6
Northeast Network	39.7	36.0
Southeast Network	5.7	5.8

Core Markets	106.5	98.4
All Other Network	13.0	16.5
Rural(2)	14.0	16.1

Total Membership	133.5	131.0

(1)
Restated to exclude 3,300 members in areas subject to 2013 Service Area Reductions.

(2)
Includes approximately 12,000 rural members whose plans were not renewed for 2014.

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

        We estimate the fair values of our reporting units using discounted cash flows, which include assumptions about a wide variety of internal and external factors. Significant assumptions used in the impairment analysis include financial projections of cash flow (including significant assumptions about future revenue, operating margins and target capital requirements), long- term growth rates for determining terminal value, and discount rates. Forecasts and long-term growth rates used for our reporting units are consistent with, and use inputs from, our internal long-term business plan and strategy. During our forecasting process, we assess revenue trends, medical cost trends, operating cost levels and target capital levels. Significant factors affecting these trends include changes in membership, premium yield, medical cost trends, and the impact and expectations of regulatory environments.

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

Negative changes in one or more of these factors, among others, could result in additional impairment charges.

Results of Operations—Consolidated Overview

        The following table reflects income (loss) before taxes from each of our segments and contains reconciliations to reported net income:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012(1)	2013	2012(1)
	(in thousands, except per share amounts)
Senior Managed Care—Medicare Advantage(2)	$3,158	$24,538	$41,798	$73,839
Traditional Insurance(2)	4,313	4,287	11,716	14,095
Corporate & Other(2)	(27,167)	(12,606)	(157,229)	(38,649)
Net realized gains on investments(2)	624	4,668	13,181	12,929

(Loss) income before income taxes(2)	(19,072)	20,887	(90,534)	62,214
(Benefit from) provision for income taxes	(6,371)	7,040	25	24,181

Net (loss) income	$(12,701)	$13,847	$(90,559)	$38,033

(Loss) earnings per common share (diluted):
Net (loss) income	$(0.15)	$0.16	$(1.04)	$0.44

(1)
In connection with the restatement to correct the accounting related to our recording of certain policy reserves and deferred acquisition costs in our Traditional Insurance segment along with the related deferred income tax impact, the Company's prior annual financial statements, including the three and nine months ended September 30, 2012, have been adjusted to record adjustments in their proper period for items that are not considered material but were previously corrected out-of-period.

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

  Three months ended September 30, 2013 and 2012

        Net loss for the three months ended September 30, 2013 was $12.7 million, or $(0.15) per diluted share, compared to net income of $13.8 million or $0.16 per diluted share for the three months ended September 30, 2012. Net (loss) income includes realized investment gains, net of taxes, of $0.4 million, or less than $0.01 per diluted share, and $3.0 million, or $0.03 per diluted share, for the three month periods ended September 30, 2013 and 2012, respectively.

        Our effective tax rate was 33.4% for the third quarter of 2013 compared to 33.7% for the third quarter of 2012 and included non-recurring tax benefits of $0.5 million and $1.4 million, respectively. The variance in the effective tax rate compared with the 35% federal rate was driven by permanent items, primarily relating to non-deductible executive compensation and interest on the mandatorily redeemable preferred stock as well as foreign and state income taxes partially offset by the non-recurring tax benefits.

        Our Senior Managed Care—Medicare Advantage segment generated income before income taxes of $3.2 million for the three months ended September 30, 2013, a decrease of $21.4 million compared to the three months ended September 30, 2012. The decrease in earnings was driven primarily by an increase in the medical expense ratio to 84.6% in the quarter ended September 30, 2013 from 79.2% in the quarter ended September 30, 2012, partially offset by improved expense efficiency as a result of our continued expense reduction initiatives. The third quarter of 2013 included favorable prior period items of $3.5 million compared to favorable prior period items of $16.9 million in the third quarter of 2012.

        Our Traditional Insurance segment generated income before income taxes of $4.3 million for the three months ended September 30, 2013, which was in line with income for the three months ended September 30, 2012. The decrease in overall business inforce and resulting premium was more than offset by a decrease in benefits expense during the current year.

        The loss before income taxes from our Corporate & Other segment increased by $14.6 million for the third quarter of 2013 compared to the third quarter of 2012 primarily due to an increase in total ACO costs, an increase in business development costs and lower profitability of our APS business.

  Nine months ended September 30, 2013 and 2012

        Net loss for the nine months ended September 30, 2013 was $90.6 million, or $(1.04) per diluted share, compared to net income of $38.0 million or $0.44 per diluted share for the nine months ended September 30, 2012. The year-to-date 2013 net loss includes a goodwill impairment charge, net of taxes, of $90.6 million, or $1.04 per diluted share. Net (loss) income also includes realized investment gains, net of taxes, of $8.6 million, or $0.10 per diluted share, and $8.4 million, or $0.10 per diluted share, for the nine month periods ended September 30, 2013 and 2012, respectively.

        For the nine months ended September 30, 2013, our effective tax rate was less than 0.1% compared to 38.9% for the same period in 2012 and included non-recurring tax benefits of $0.8 million and $1.5 million, respectively. The variance in the effective tax rate compared with the 35% federal rate was driven by permanent items, relating to non-deductible goodwill impairment, executive compensation, APS Healthcare transaction costs and interest on the mandatorily redeemable preferred stock as well as foreign and state income taxes partially offset by the non-recurring tax benefits.

        Our Senior Managed Care—Medicare Advantage segment generated income before income taxes of $41.8 million for the nine months ended September 30, 2013, a decrease of $32.0 million compared to the nine months ended September 30, 2012. The decrease in earnings was driven primarily by an increase in the medical expense ratio to 84.3% for first nine months of 2013 from 81.4% in the first nine months of 2012, partially offset by improved expense efficiency as a result of our continued expense reduction initiatives. The first nine months of 2013 included favorable prior period items of $21.4 million compared to favorable prior period items of $23.5 million in the first nine months of 2012.

        Our Traditional Insurance segment generated income before income taxes of $11.7 million for the nine months ended September 30, 2013, compared to $14.1 million for the nine months ended September 30, 2012. The $2.4 million decrease in income was primarily due to a decrease in investment income and an increase in the change in deferred acquisition cost, partially offset by lower levels of commissions and general expense, primarily related to the decline in overall business in force.

        The loss before income taxes from our Corporate & Other segment increased by $118.6 million for the third quarter of 2013 compared to the same period of 2012. This was due primarily to a goodwill impairment charge of $91.7 million taken in the second quarter of 2013, as well as an increase in total ACO costs, an increase in business development costs, and lower profitability of our APS business.

Segment Results—Senior Managed Care—Medicare Advantage

	Three months ended September 30,		Nine months ended September 30,
	2013	2012(1)	2013	2012(1)
	(in thousands)		(in thousands)
Net premiums	$395,916	$400,006	$1,210,548	$1,211,398
Net investment income	4,142	5,685	14,360	17,595
Fee and other income	46	55	133	140

Total revenue	400,104	405,746	1,225,041	1,229,133

Medical expenses	334,870	316,757	1,019,968	986,007
Amortization of intangible assets	754	782	2,263	2,346
Commissions and general expenses	61,322	63,669	161,012	166,941

Total benefits, claims and other deductions	396,946	381,208	1,183,243	1,155,294

Segment income before income taxes	$3,158	$24,538	$41,798	$73,839

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

  Three months ended September 30, 2013 and 2012

        Our Senior Managed Care—Medicare Advantage segment generated income before income taxes of $3.2 million for the three months ended September 30, 2013, a decrease of $21.4 million compared to the three months ended September 30, 2012. The decrease in earnings was driven primarily by an increase in the medical expense ratio to 84.6% in the quarter ended September 30, 2013 from 79.2% in the quarter ended September 30, 2012, partially offset by improved expense efficiency as a result of our continued expense reduction initiatives. The third quarter of 2013 included favorable prior period items of $3.5 million compared to favorable prior period items of $16.9 million in the third quarter of 2012.

        Net Premiums.    Net premiums decreased by $4.1 million compared to the three months ended September 30, 2012, primarily due to lower member months in 2013, partially offset by a higher premium yield per member. During the third quarter of 2013, net premiums included $6.3 million of net favorable items related to prior periods compared to $12.8 million during the same period in 2012.

        Net investment income.    Net investment income decreased $1.5 million due to lower investment balances as a result of the payment of dividends to the parent in the second and third quarters of 2013 and due to the continuing maturity of higher yielding assets with the proceeds being reinvested in lower yielding securities in this low interest rate environment.

        Medical expenses.    Medical expenses increased by $18.1 million compared to the third quarter of 2012. During the third quarter of 2013, medical expenses included $2.8 million of net unfavorable items related to prior periods compared to $4.1 million of net favorable items during the same period in 2012. During the quarter ended September 30, 2013, sequestration and an increase in inpatient and emergent care utilization in our non-HMO lines of business increased our medical expense ratio compared to the same period in 2012. The medical expense ratio increased to 84.6% for the third quarter of 2013 from 79.2% for the same period in 2012. Excluding the prior period items discussed above for net premiums and medical expenses, the medical expense ratio for the third quarter of 2013 was 85.2%.

        Commissions and general expenses.    Commissions and general expenses for the three months ended September 30, 2013 decreased $2.3 million compared to the three months ended September 30, 2012, primarily as the result of the decreased level of membership and the continued execution of our expense reduction plan. The ratio of commissions and general expenses to net premiums improved to 15.5% in the third quarter of 2013 from 15.9% in the third quarter of 2012.

  Nine months ended September 30, 2013 and 2012

        Our Senior Managed Care—Medicare Advantage segment generated income before income taxes of $41.8 million for the nine months ended September 30, 2013, a decrease of $32.0 million compared to the nine months ended September 30, 2012. The decrease in earnings was driven primarily by deterioration in the medical expense ratio to 84.3% for first nine months of 2013 from 81.4% in the first nine months of 2012, partially offset by improved expense efficiency as a result of our continued expense reduction initiatives. The first nine months of 2013 included favorable prior period items of $21.4 million compared to favorable prior period items of $23.5 million in the first nine months of 2012.

        Net Premiums.    Net premiums decreased by $0.9 million compared to the nine months ended September 30, 2012, primarily due to lower member months in 2013 partially offset by a higher premium yield per member. In the first nine months of 2013, net premiums included $33.9 million of favorable prior period items compared to $31.6 million of favorable prior period adjustments in the first nine months of 2012.

        Net investment income.    Net investment income decreased $3.2 million due to lower investment balances as a result of the payment of dividends to the parent in the second and the beginning of the third quarters of 2013 and due to the continuing maturity of higher yielding assets with the proceeds being reinvested in lower yielding securities in this low interest rate environment.

        Medical expenses.    Medical expenses increased by $34.0 million compared to the first nine months of 2012. During the first nine months of 2013, medical expenses included $12.5 million of net unfavorable items related to prior periods compared to $8.1 million of net unfavorable items related to prior periods in the first nine months of 2012. In addition, the second and third quarter 2013 effects of sequestration and an increase in inpatient and emergent care utilization in our non-HMO lines of business unfavorably impacted medical expenses for the first nine months. The medical expense ratio deteriorated to 84.3% for the first nine months of 2013 from 81.4% for the same period in 2012. Excluding the prior period items discussed above for net medical premiums and medical expense, the medical expense ratio for the nine months of 2013 was 85.6%

        Commissions and general expenses.    Commissions and general expenses for the nine months ended September 30, 2013 decreased $5.9 million compared to the nine months ended September 30, 2012, primarily as the result of the decreased level of membership and the continued execution of our expense reduction plan. The ratio of commissions and general expenses to net premiums improved to 13.3% in the first nine months of 2013 from 13.8% in the first nine months of 2012.

Segment Results—Traditional Insurance

	Three months ended September 30,		Nine months ended September 30,
	2013	2012(1)	2013	2012(1)
	(in thousands)		(in thousands)
Net premiums	$52,842	$59,160	$163,343	$184,942
Net investment income	4,419	4,472	13,376	14,266
Fee and other income	392	470	1,195	1,659

Total revenue	57,653	64,102	177,914	200,867

Policyholder benefits	37,001	45,840	121,051	142,915
Change in deferred policy acquisition costs	3,470	1,040	9,511	2,978
Commissions and general expenses, net of allowances	12,869	12,935	35,636	40,879

Total benefits, claims and other deductions	53,340	59,815	166,198	186,772

Segment income before income taxes	$4,313	$4,287	$11,716	$14,095

  Three months ended September 30, 2013 and 2012

        Our Traditional Insurance segment generated income before income taxes of $4.3 million for the three months ended September 30, 2013, which was in line with income for the three months ended September 30, 2012. The decrease in overall business inforce and resulting premium was more than offset by a decrease in benefits expense during the current year.

        Net Premiums.    Net premium declined by $6.3 million or 10.7% from the third quarter of 2012. This is primarily the result of the continued effect of lapsation on our in force business and the decision to cease marketing and selling Traditional insurance products after June 1, 2012. The following table details premium for the segment by major lines of business:

	Three months ended September 30,
	2013			2012
	Gross	Ceded	Net	Gross	Ceded	Net
	(in thousands)
Senior market	$48,284	$(10,060)	$38,224	$55,409	$(11,845)	$43,564
Specialty health	12,736	(1,654)	11,082	13,373	(1,739)	11,634
Life insurance and annuity	11,909	(8,373)	3,536	13,092	(9,130)	3,962

Total premium	$72,929	$(20,087)	$52,842	$81,874	$(22,714)	$59,160

        Policyholder benefits.    Policyholder benefits declined by $8.8 million, or 19.3%, compared to the third quarter of 2012. This decline was principally due to the overall decline of insurance in-force in the senior market and specialty health lines of business. For the three months ended September 30, 2013, the senior market policyholder benefit ratio improved to 64.0%, compared with 69.8% for the same period last year, due to favorable prior period development and a lower average claim trend in the Medicare supplement line of business. Specialty health's benefit ratio decreased to 92.8%, compared with 113.9% for the same period last year, due to a lower incidence of long-term claims during the third quarter of 2013 and the impact of favorable prior period items.

        Change in deferred acquisition costs.    The net change in deferred acquisition costs increased by $2.4 million due to a lower level of acquisition costs incurred and deferred in 2013 as a result of the decision to cease marketing and selling Traditional insurance products after June 1, 2012.

        Commissions and general expenses, net of allowances.    Total commissions and general expenses, net of allowances, are in line with the third quarter of 2012.

  Nine months ended September 30, 2013 and 2012

        Our Traditional Insurance segment generated income before income taxes of $11.7 million for the nine months ended September 30, 2013, compared to $14.1 million for the nine months ended September 30, 2012. The $2.4 million decrease in income was primarily due to a decrease in investment income and an increase in the change in deferred acquisition cost, partially offset by lower levels of commissions and general expense, primarily related to the decline in overall business in force.

        Net Premiums.    Net premium declined by $21.6 million or 11.7% from the nine months ending September 30, 2012. This is primarily the result of the continued effect of lapsation on our in force business and the decision to cease marketing and selling Traditional insurance products after June 1, 2012. The following table details premium for the segment by major lines of business:

	Nine months ended September 30,
	2013			2012
	Gross	Ceded	Net	Gross	Ceded	Net
	(in thousands)
Senior market	$151,546	$(32,259)	$119,287	$174,211	$(37,980)	$136,231
Specialty health	38,164	(5,017)	33,147	41,454	(5,265)	36,189
Life insurance and annuity	36,618	(25,709)	10,909	40,741	(28,219)	12,522

Total premium	$226,328	$(62,985)	$163,343	$256,406	$(71,464)	$184,942

        Net investment income.    Net investment income decreased by $0.9 million, primarily due to the maturity of higher yielding assets with the proceeds being reinvested in lower yielding securities in this low interest rate environment, as well as a lower invested asset base on the declining blocks of business.

        Policyholder benefits.    Policyholder benefits declined by $21.9 million, or 15.3%, compared to the nine months ending September 30, 2012. This decline was principally due to the overall decline of insurance in-force in the senior market and specialty health lines of business along with an improvement in policyholder benefit ratios. For the nine months ended September 30, 2013, the senior market policyholder benefit ratio improved to 68.7%, compared with 72.7% for the same period last year, due to favorable prior period development and a lower average claim trend in the Medicare supplement line of business. Specialty health's benefit ratio decreased to 96.9%, compared with 102.3% for the same period last year, due to a lower incidence of long-term claims during and the impact of favorable prior period items.

        Change in deferred acquisition costs.    The net change in deferred acquisition costs increased by $6.5 million due to a lower level of acquisition costs incurred and deferred in 2013 as a result of the decision to cease marketing and selling Traditional insurance products after June 1, 2012.

        Commissions and general expenses, net of allowances.    Total commissions and general expenses, net of allowances, decreased by $5.2 million compared to the nine months ending September 30, 2012. This decrease in expenses is attributed primarily to lower commissions and other acquisition costs as a result of the decline in new business issued in 2013, discussed above, as well as the decline in the business in force.

Segment Results—Corporate & Other

	Three months ended September 30,		Nine months ended September 30,
	2013	2012(1)	2013	2012(1)
	(in thousands)		(in thousands)
Net premiums	$38,738	$40,067	$119,125	$88,661
Net investment income	180	86	400	172
Fee and other income	23,495	37,529	90,248	97,252

Total revenue	62,413	77,682	209,773	186,085

Claims and other benefits	33,721	30,114	100,732	73,421
Amortization of intangible assets	1,358	1,358	4,073	3,168
Interest expense	1,648	1,689	4,909	4,624
Goodwill impairment charge	—	—	91,742	—
Commissions and general expenses	44,984	53,245	140,474	137,535

Total benefits, claims and other deductions	81,711	86,406	341,930	218,748
Equity in losses of unconsolidated subsidiaries	(7,869)	(3,882)	(25,072)	(5,986)

Segment loss before income taxes	$(27,167)	$(12,606)	$(157,229)	$(38,649)

  Three months ended September 30, 2013 and 2012

        The loss before income taxes from our Corporate & Other segment increased by $14.6 million for the third quarter of 2013 compared to the third quarter of 2012 primarily due to an increase in total ACO costs, an increase in business development costs and lower profitability of our APS business.

        Net premiums.    Net premiums decreased by $1.3 million compared with the quarter ended September 30, 2012 due primarily to decreased revenues from the APS Puerto Rico business as the result of a rate reduction that was effective July 1, 2013.

        Fee and other income.    Fee and other income declined by $14.0 million compared with the quarter ended September 30, 2012, due primarily to lower levels of fee for service business at APS Healthcare.

        Claims and other benefits.    Claims and other benefits increased by $3.6 million compared with the quarter ended September 30, 2012, primarily related to higher utilization levels in our APS Puerto Rico business.

        Commissions and general expenses.    Total commissions and general expenses decreased by $8.3 million compared to the three months ending September 30, 2012. This was driven by a $12.0 million decline at APS Healthcare primarily related to lower levels of fee for service business, net of the write off of $1.2 million of unamortized software for terminated programs. This was partially offset by a $3.5 million increase in general corporate expenses, compared with 2012, primarily related to business development activities and increased legal costs.

        Equity in losses of unconsolidated subsidiaries.    This line represents our share of losses on our unconsolidated ACO subsidiaries. Including the ACO operating expenses reported in commissions and general expenses above, total ACO costs were $10.2 million in the quarter ended September 30, 2013 compared with $6.0 million in the same period of 2012 and represent the start-up and operating costs of our ACO business. The increase of $4.2 million is driven by increased operating costs, as there are now thirty-one ACO entities in operation in 2013 compared to sixteen at September 30, 2012. As discussed above, we do not anticipate recognizing ACO revenue for the year ending December 31, 2013. We expect that any revenue for the initial program periods ending December 31, 2013 will be reported in 2014. Based on the ACO operating agreements, we bear all costs of the ACO operations until revenue is recognized. At that point, we share in 100% of the revenue up to our costs incurred. Any remaining profit is generally shared equally with our ACO provider partners.

  Nine months ended September 30, 2013 and 2012

        The loss before income taxes from our Corporate & Other segment increased by $118.6 million for the third quarter of 2013 compared to the same period of 2012. This was due primarily to a goodwill impairment charge of $91.7 million taken in the second quarter of 2013, as well as an increase in total ACO costs, an increase in business development costs, and lower profitability of our APS business.

        Net premiums.    Net premiums increased by $30.5 million compared with the nine months ended September 30, 2012 due primarily to 2013 including a full nine months of APS Healthcare results compared with seven months in 2012. APS Healthcare was acquired on March 2, 2012.

        Fee and other income.    Fee and other income decreased by $7.0 million compared with the nine months ended September 30, 2012, due to lower levels of fee for service business at APS Healthcare.

        Claims and other benefits.    Claims and other benefits increased by $27.3 million compared with the nine months ended September 30, 2012, primarily related to 2013 including a full nine months of APS Healthcare results compared with seven months in 2012 as well as higher utilization levels in our APS Puerto Rico business.

        Amortization of intangible assets.    This represents the amortization of APS Healthcare intangible assets. The increase is due to 2013 including a full nine months of APS Healthcare results compared with seven months in 2012

        Goodwill impairment charge.    The goodwill impairment charge of $91.7 million relates to the impairment of APS Healthcare goodwill during the second quarter of 2013, as discussed above. For additional information, see Note 4—Business Combination and Goodwill.

        Commissions and general expenses.    Total commissions and general expenses increased by $2.9 million compared to the nine months ending September 30, 2012. This was driven by a $3.0 million increase at APS Healthcare primarily related to 2013 including a full nine months of APS Healthcare results compared with seven months in 2012, net of expense reduction initiatives and lower levels of business. In addition, operating expenses of our CHS subsidiary declined by $6.0 million, as more ACO development costs were incurred in 2012 as compared to 2013 (see further discussion below). General corporate expenses increased $5.9 million compared with 2012, primarily related to business development activities.

        Equity in losses of unconsolidated subsidiaries.    This line represents our share of losses on our unconsolidated ACO subsidiaries. Including the ACO operating expenses of our CHS subsidiary reported in commissions and general expenses above, total ACO costs were $28.4 million for the nine months ended September 30, 2013 compared with $15.3 million for the same period of 2012 and represent the start-up and operating costs of our ACO business. The increase of $13.1 million is driven by increased operating costs, as there are now thirty-one ACO entities in operation in 2013 compared to sixteen at September 30, 2012. As discussed above, we do not anticipate recognizing ACO revenue for the year ending December 31, 2013. We expect that any revenue for the initial program periods ending December 31, 2013 will be reported in 2014. Based on the ACO operating agreements, we bear all costs of the ACO operations until revenue is recognized. At that point, we share in 100% of the revenue up to our costs incurred. Any remaining profit is generally shared equally with our ACO provider partners.

  Liquidity and Capital Resources

        Sources and Uses of Liquidity to the Parent Company, Universal American Corp.    We require cash at our parent company to support the operations and growth of our insurance, HMO and other subsidiaries, fund new business opportunities through acquisitions or otherwise and pay the operating expenses necessary to function as a holding company, as applicable insurance department regulations require us to bear our own expenses.

        The parent company's sources and uses of liquidity are derived primarily from the following:

  •
  dividends from and capital contributions to our Insurance and HMO subsidiaries—During 2013, our Insurance and HMO subsidiaries paid $58.9 million of ordinary dividends and $141.5 million of extraordinary dividends to our parent company.

  •
  the cash flows of our other subsidiaries, including our management service organization and APS Healthcare—Net cash flows from our management service organization and APS Healthcare available to our parent company amounted to approximately $4.8 million during the first nine months of 2013.

  •
  the funding of our ACO business and other growth initiatives—Through the nine months ended September 30, 2013, we incurred expenses of approximately $28.4 million, pre-tax, related to our ACO business, including our equity in the losses of our unconsolidated ACOs and have received no revenues to date.

  •
  payment of dividends to shareholders—We do not currently pay a regular dividend to our shareholders, however, we have paid special dividends in the past. On August 1, 2013, the Board of Directors of the Company approved the payment of a special cash dividend of $1.60 per share, payable on August 19, 2013 to shareholders of record as of August 12, 2013. The total dividend payment was $142.1 million of which $139.9 million was paid on August 19, 2013, with the balance to be paid in the future to holders of our restricted stock as such shares vest. Payment of any future dividends would be dependent upon an evaluation of excess capital, as discussed below.

  •
  payment of dividends to holders of our mandatorily redeemable preferred shares—Dividends to holders of our mandatorily redeemable preferred shares amount to $3.4 million per year and we have paid $2.6 million during the first nine months of 2013. The $40 million face value of those shares cannot be redeemed prior to 2017, unless there is a change of control of the Company.

  •
  payment of debt principal, interest and fees required under our 2012 Credit Facility—. During the first nine months of 2013, we made principal payments of $10.7 million, interest payments of $2.5 million and other fee payments totaling $0.4 million. There is a bullet payment of $75 million due in 2017.

  •
  payment of certain corporate overhead costs and public company expenses—Payments of certain corporate overhead costs and public company expenses amounted to $22.0 million for the nine months ended September 30, 2013.

        As of September 30, 2013, we had approximately $89 million of cash and investments in our parent company and unregulated subsidiaries.

        We continually evaluate the potential use of any excess capital, which may include the following:

  •
  reinvestment in existing businesses;

  •
  acquisitions, investments or other strategic transactions;

  •
  return to shareholders through share repurchase, dividend or other means;

  •
  paydown of debt; or

  •
  other appropriate uses.

        Any such use is dependent upon a variety of factors and there can be no assurance that any one or more of these uses will occur.

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

        Our insurance and HMO subsidiaries are required to maintain minimum amounts of statutory capital and surplus as required by regulatory authorities and each currently exceeds its respective minimum requirement at levels we believe are sufficient to support their current levels of operation. Additionally, the National Association of Insurance Commissioners, known as the NAIC, imposes regulatory risk-based capital, known as RBC, requirements on insurance companies. The level of RBC is calculated and reported annually. A number of remedial actions could be enforced if a company's total adjusted capital is less than 200% of authorized control level RBC. However, we generally consider target surplus to be 350% of authorized control level RBC. At December 31, 2012, each of our insurance subsidiaries had total adjusted capital in excess of our target of 350% of authorized control level RBC. Excess capital can be used by the insurance and HMO subsidiaries to make dividend payments to their respective holding companies, subject to certain restrictions, and from there to our parent company.

        At September 30, 2013, we held cash and cash equivalents totaling $94 million and fixed maturity securities that could readily be converted to cash with carrying values of $1.1 billion at our insurance and HMO subsidiaries. We believe that this level of liquidity is sufficient to meet our obligations and pay expenses.

        Capital contributions to and dividends from our Insurance and HMO subsidiaries are made through their respective holding companies. We did not make any capital contributions to our insurance and HMO subsidiaries during the first nine months of 2013. During the second quarter, we evaluated capital levels at our insurance and HMO subsidiaries. In addition to ordinary dividends based on prior year earnings, we also requested extraordinary dividends at certain subsidiaries to reduce excess capital. As a result, our insurance and HMO subsidiaries paid $200.4 million of dividends to their holding companies, with $148.9 million paid in June and the balance of $51.5 million paid in July. These are summarized in the following table:

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

        Investments.    We invest primarily in fixed maturity securities of the U.S. Government and its agencies, U.S. state and local governments, mortgage-backed securities and corporate fixed maturity securities with investment grade ratings of BBB- or higher by S&P or Baa3 or higher by Moody's Investor Service. As of September 30, 2013, approximately 99% of our fixed maturity investments had investment grade ratings from S&P or Moody's.

        At September 30, 2013, cash and cash equivalents represent approximately 8% of our total cash and invested assets, approximately 24% of cash and invested assets were held in securities backed by the U.S. government or its agencies and the average credit quality of our total investment portfolio was AA-.

        The average book yield of our total investment portfolio was 3.2% at September 30, 2013 and 3.3% at December 31, 2012.

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

        On November 4, 2013, the Company entered into an amendment to its 2012 Credit Facility. The amendment, which is effective beginning with the quarter ending September 30, 2013, suspends certain financial covenants, including the consolidated leverage and debt service ratios, replacing them with total debt to capitalization and minimum liquidity ratios. These new financial covenants will remain in effect through December 31, 2014. Effective January 1, 2015, the original financial covenants will be reinstated. In connection with the amendment, we prepaid all scheduled principal payments, totaling $17.8 million, due under the 2012 Credit Facility through December 31, 2014 and paid fees and expenses of approximately $0.5 million.

        The Company's obligations under the Credit Agreement are secured by a first priority security interest in 100% of the capital stock of the Company's material subsidiaries and are also guaranteed by certain of our subsidiaries.

        The 2012 Credit Facility bears interest at rates equal to, at the Company's election, LIBOR or the base rate, plus an applicable margin that varies based on the Company's consolidated leverage ratio from 1.75% to 2.50%, in the case of LIBOR loans, and from 0.75% to 1.50% in the case of base rate loans. Effective September 30, 2013, the interest rate on the term loan portion of the 2012 Credit Facility was 2.50%, based on a spread of 225 basis points above LIBOR. On November 1, 2013 our spread increased to 250 basis points above LIBOR.

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

  Critical Accounting Policies

        There have been no changes to our critical accounting policies during the current quarter ended September 30, 2013. For a description of our significant accounting policies, see Note 3—Summary of Significant Accounting Policies included in our Annual Report on Form 10-K for the year ended December 31, 2012.

Policy and Contract Claims—Accident and Health Policies

        The following table presents the components of the change in our liability for policy and contract claims—health:

Nine months ended September 30, 2013
(in thousands)
Balance at beginning of period	$156,558
Less reinsurance recoverable	(4,811)

Net balance at beginning of period	151,747

Incurred related to:
Current Year	1,234,019
Prior Year Development	(672)

Total Incurred	1,233,347

Paid related to:
Current Year	1,085,121
Prior Year	151,800

Total paid	1,236,921

Net balance at end of period	148,173
Plus reinsurance recoverable	7,324

Balance at end of period	$155,497

        The liability for policy and contract claims—health at September 30, 2013 decreased by $1.1 million from December 31, 2012. The decrease in the liability was primarily attributable to the decrease in IBNR for our Medicare Supplement business.

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

        During the nine months ended September 30, 2013, claim reserves settled, or are currently expected to be settled, for $0.7 million less than estimated at December 31, 2012. Prior period development represents less than 0.1% of the incurred claims recorded in 2012.

Sensitivity Analysis

        The following table illustrates the sensitivity of our accident and health IBNR payable at September 30, 2013 to identified reasonably possible changes to the estimated weighted average completion factors and health care cost trend rates. However, it is possible that the actual completion factors and health care cost trend rates will develop differently from our historical patterns and therefore could be outside of the ranges illustrated below.

Completion Factor(1):		Claims Trend Factor(2):
(Decrease) Increase in Factor	Increase (Decrease) in Net Health IBNR	(Decrease) Increase in Factor	(Decrease) Increase in Net Health IBNR
($ in thousands)
-3%	$480	-3%	$(6,975)
-2%	320	-2%	(4,650)
-1%	160	-1%	(2,325)
1%	(160)	1%	2,325
2%	(319)	2%	4,650
3%	(479)	3%	6,975

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

        The sensitivity analysis of interest rate risk assumes an instantaneous shift in a parallel fashion across the yield curve, with scenarios of interest rates increasing and decreasing 100 and 200 basis points from their levels as of September 30, 2013, and with all other variables held constant. The following table summarizes the impact of the assumed changes in market interest rates at September 30, 2013. Due to the current low interest rate environment, when estimating the effect of market interest rate decreases on fair value we have set an interest rate floor of 0% and have not allowed interest rates to go negative.

	Effect of Change in Market Interest Rates on Fair Value of Fixed Income Portfolio as of September 30, 2013
September 30, 2013	200 Basis Point Decrease	100 Basis Point Decrease	100 Basis Point Increase	200 Basis Point Increase
Fair Value of Fixed Income Portfolio
(in millions)
$1,005.8	$62.9	$36.1	$(40.6)	$(82.0)

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

        The sensitivity analysis of interest rate risk assumes scenarios involving increases or decreases in LIBOR of 100 and 200 basis points from their levels as of and for the nine months ended September 30, 2013, and with all other variables held constant. The following table summarizes the impact of changes in LIBOR.

			Effect of Change in LIBOR on Pre-tax Income for the nine months ended Septebmer 30, 2013
	Weighted Average Interest Rate	Weighted Average Balance Outstanding
Description of Floating Rate Debt			200 Basis Point Decrease(1)	100 Basis Point Decrease(1)	100 Basis Point Increase	200 Basis Point Increase
		(in millions)
Loan payable	2.42%	$128.3	$0.2	$0.2	$(1.0)	$(1.9)

(1)
The LIBOR rate during the nine months ended September 30, 2013 on our Loan payable was approximately 26 basis points. For the purposes of this illustration, we have set a LIBOR, or base rate, floor of 0%.

        As noted above, we have floating rate debt outstanding of $121 million as of September 30, 2013, which is exposed to rising interest rates. In addition, we held approximately $94 million of cash and cash equivalents as of September 30, 2013. Our exposure to rising interest costs on our debt would be partially mitigated by the increase in net investment income on our cash and short-term investments.

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

  Evaluation of Effectiveness of Controls

        We carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2013. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2013, at a reasonable assurance level, to timely alert management to material information required to be included in our periodic filings with the Securities and Exchange Commission.

  Changes in Internal Control over Financial Reporting

        There were no changes in our internal controls over financial reporting during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 2—UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

        None.

ITEM 3—DEFAULTS UPON SENIOR SECURITIES

        None.

ITEM 4—MINE SAFETY DISCLOSURES

        None.

ITEM 5—OTHER INFORMATION

        None.

ITEM 6—EXHIBITS

        Each exhibit identified below is filed as a part of this report.

10.18	First Amendment to Credit Agreement, dated as of March 2, 2012, by and among Universal American Corp., each lender from time to time party thereto, Bank of America, N.A., as Administrative Agent, Swing Line Lender and an L/C Issuer and Merrill Lynch, Pierce, Fenner & Smith Incorporated, Fifth Third Bank, Sun Trust Bank and U.S. Bank National Association as Joint Lead Arrangers, Joint Book Managers and Co-Syndication Agents.
31.1	Certification of Chief Executive Officer, as required by Rule 13a- 14(a) of the Securities Exchange Act of 1934.
31.2	Certification of Chief Financial Officer, as required by Rule 13a- 14(a) of the Securities Exchange Act of 1934.
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

UNIVERSAL AMERICAN CORP.
November 7, 2013	/s/ RICHARD A. BARASCH Richard A. Barasch Chief Executive Officer
November 7, 2013	/s/ ROBERT A. WAEGELEIN Robert A. Waegelein President and Chief Financial Officer (Principal Accounting Officer)