Form 10-K
period 2013-12-31
UNIVERSAL AMERICAN CORP.
filed 2014-03-13
CIK 1514128

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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
 None

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         The aggregate market value of the registrant's voting and non-voting common stock held by non-affiliates of the registrant on June 30, 2013, the last business day of the registrant's most recently completed second fiscal quarter, was approximately $334 million (based on the closing sales price of the registrant's common stock on that date). As of February 28, 2014, 86,695,011 shares of the registrant's voting common stock and 3,300,000 shares of the registrant's non-voting common stock were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

         The information contained in Part III, Items 10-14 of this Annual Report on Form 10-K will be included in the Company's definitive Proxy Statement for the 2013 Annual Meeting of Stockholders to be filed with the U.S. Securities and Exchange Commission.

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

PART I

BUSINESS

        Universal American, through our health insurance and managed care subsidiaries, primarily serves the growing Medicare population by providing Medicare Advantage products. Approximately 30% of the Medicare population in the United States is currently enrolled in Medicare Advantage plans, a type of Medicare health plan offered by private companies that contract with the federal government to provide enrollees with health insurance. Our current focus is to grow our Medicare Advantage business in our core markets, which largely consists of our health plans offered in the Southwest and Upstate New York markets. In addition, we believe there is an opportunity to address the high cost of health care for the remaining 70% of the Medicare population enrolled in traditional fee-for-service Medicare and have joined primarily with primary-care and multi-specialty provider groups to form thirty-four Accountable Care Organizations, or ACOs, pursuant to the Medicare Shared Saving Program, or Shared Savings Program. We also provide Medicaid services to Medicaid agencies through APS Healthcare and recently acquired the Total Care Medicaid health plan serving approximately 35,000 members in Upstate New York.

Our Strategy

        The principal components of our business strategy are to:

  •
  Continue to build our Medicare Advantage business and expand our Healthy Collaboration® model in our core markets.

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

  •
  Develop additional capabilities to participate in the growing dual eligible and long-term care sectors.

Emerging Opportunities in Healthcare

  Senior Market Opportunity—Medicare

        We believe that attractive growth opportunities exist in providing products, particularly health insurance, to the growing senior market. At present, approximately 51 million Americans are eligible for Medicare, the Federal program that offers basic hospital and medical insurance to people over 65 years old and some disabled people under the age of 65. According to the U.S. Census Bureau, more than 2 million Americans turn 65 in the United States each year, and this number is expected to grow as the so-called baby boomers continue to turn 65. In addition, many large employers that traditionally provided medical and prescription drug coverage to their retirees have begun to curtail these benefits. Medicare Advantage continues to grow its share of the overall Medicare market and we believe is likely to continue to gain positive acceptance with consumers.

  Medicare Shared Savings—Accountable Care Organizations

        In March 2010, President Obama signed into law The Patient Protection and Affordable Care Act and The Healthcare and Education Reconciliation Act of 2010, which we collectively refer to as the Affordable Care Act. The Affordable Care Act established ACOs as a tool to improve quality and lower costs through increased care coordination in the Medicare Fee-for-Service, or FFS, program, which covers approximately 70% of the Medicare recipients, approximately 36 million eligible Medicare beneficiaries. CMS established the Shared Savings Program to facilitate coordination and cooperation among providers to improve the quality of care for FFS beneficiaries and reduce unnecessary costs. Eligible providers, hospitals, and suppliers may participate in the Shared Savings Program by creating or participating in an ACO.

        The Shared Savings Program is designed to improve beneficiary outcomes and increase value of care by (1) promoting accountability for the care of Medicare FFS beneficiaries; (2) requiring coordinated care for all services provided under Medicare FFS; and (3) encouraging investment in infrastructure and redesigned care processes. The Shared Savings Program will reward ACOs that lower their health care costs while meeting performance standards on quality of care and putting patients first. Under the final Shared Savings Program rules, Medicare will continue to pay individual providers and suppliers for specific items and services as it currently does under the FFS payment methodologies. The Shared Savings Program rules require CMS to develop a benchmark for savings to be achieved by each ACO if the ACO is to receive shared savings. An ACO that meets the program's quality performance standards will be eligible to receive a share of the savings to the extent its assigned beneficiary medical expenditures are below the medical expenditure benchmark provided by CMS. A minimum savings rate must be achieved before the ACO can receive a share of the savings. Once the minimum savings rate is surpassed, all the savings below the benchmark provided by CMS will be shared 50% with the ACOs. The minimum savings rate varies depending on the number of patients assigned to the ACO, starting at 3.9% for ACOs with patients totaling 5,000 and grading to 2% for ACOs with patients totaling 10,000 or more.

        CMS assigns a beneficiary to the preliminary roster of an ACO if the ACO physicians billed for a "plurality" of services during the calendar year preceding the performance period. A plurality means the ACO physicians provided a greater proportion of primary care services, measured in terms of allowed charges, than the physicians in any other ACO or Medicare-enrolled tax-identification number. CMS sets the benchmark for each ACO using the historical medical costs of the beneficiaries assigned to an ACO. At the end of the ACO performance period, CMS applies the same plurality definition but to a different time period, the actual performance period. CMS does not fully update the benchmark to reflect the new mix of beneficiaries assigned during the performance period. As a result, many beneficiaries originally assigned to an ACO at the beginning of a performance year (i.e. January 1) may no longer be on the ACOs roster at the end of a performance year (i.e. December 31) if they did not see a physician in the ACO during the performance year. As a result, many ACOs may experience a significant attrition of healthier patients in their ACO rosters that were included in the original benchmark set by CMS but had not received care during the performance period itself. This can have a significant adverse impact on an ACOs ability to achieve shared savings. Accordingly, it will be important for ACOs to ensure that all the assigned beneficiaries to an ACO continue to receive wellness and other services during the year to ensure they are assigned to the ACO at the end of the performance period.

        As of December 31, 2013, we had partnered with primary-care provider groups and a variety of other health care providers to form thirty-four ACOs which have been approved by CMS for participation in the Shared Savings Program. Based on data provided by CMS at December 31, 2013, these thirty-four ACOs included approximately 3,200 participating providers with approximately 358,000 assigned Medicare fee-for-service beneficiaries covering portions of thirteen states both within and outside our current Medicare Advantage footprint, including Southeast Texas and upstate New York.

CHS provides these ACOs with care coordination, analytics and reporting, technology and other administrative capabilities to enable participating providers to deliver better care, improved health and lower healthcare costs for their Medicare fee-for-service beneficiaries. During 2014, we may reduce the number of our ACOs based on a variety of factors, including the level of commitment by the physicians in the ACO and the likelihood of the ACO achieving shared savings.

        The Medicare Shared Savings Program is relatively new and therefore has limited historical experience. This impacts our ability to accurately accumulate and interpret the data available for calculating the ACOs' shared savings. Therefore, we were not able to recognize revenue for the year ended December 31, 2013. We expect that any revenue for the initial program periods ending December 31, 2013 will be reported in 2014. Based on the ACO operating agreements, we bear nearly all of the costs of the ACO operations until revenue is recognized. At that point, we share in 100% of the revenue up to our costs incurred. Any remaining profit is generally shared equally with our ACO provider partners.

  Medicaid Program, Dual Eligibles and Health Benefits Exchanges

        Established in 1965, Medicaid is the largest publicly funded program in the United States, and provides health insurance to low-income families and individuals with disabilities. Authorized by Title XIX of the Social Security Act, Medicaid is an entitlement program funded jointly by the federal and state governments and administered by the states. The majority of funding is provided at the federal level. Each state establishes its own eligibility standards, benefit packages, payment rates and program administration within federal standards. Eligibility is based on a combination of household income and assets, often determined by an income level relative to the federal poverty level. Historically, children have represented the largest eligibility group. Our APS Healthcare segment provides a variety of healthcare services to Medicaid beneficiaries in numerous states.

        Due to the Medicaid expansion provisions under the Affordable Care Act, CMS projects that Medicaid expenditures will increase from approximately $420 billion in 2012 to approximately $740 billion by 2020. In addition, as part of the Affordable Care Act, approximately 15 million additional people are expected to qualify for Medicaid in 2015.

        A portion of Medicaid beneficiaries are dual eligibles, low-income seniors and people with disabilities who are enrolled in both Medicaid and Medicare. Based on CMS and Kaiser Family Foundation data, we estimate there are approximately 10 million dual eligible enrollees with annual spending of approximately $400 billion. Only a small portion of the total spending on dual eligibles is administered by managed care organizations. Dual eligibles tend to consume more healthcare services due to their tendency to have more chronic health issues.

        Health Insurance Exchanges are a key component of the Affordable Care Act. The Exchanges offer individuals and small businesses the opportunity to obtain health insurance through private companies. Each State has the option of operating its own Exchange, partnering with the federal government or defaulting to a federally-run Exchange. Insurers are required to offer a minimum level of benefits with three levels of coverage that vary based on premiums and out-of-pocket costs. On January 1, 2014, we launched an Exchange product in Upstate New York. As of March 1, 2014, we have less than 300 members in our Exchange product.

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

  •
  implementation of a quality bonus for STAR ratings, beginning in 2012;

  •
  stipulated minimum medical loss ratios, beginning in 2014;

  •
  non-deductible health insurance industry fee, beginning in 2014;

  •
  coding intensity adjustments, with mandatory minimums, beginning in 2015;

  •
  limitation on the federal tax deductibility of compensation earned by individuals, beginning in 2013; and

  •
  accountable care organizations, beginning in 2012.

        For further discussion, please see "Healthcare Reform" under Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations in this report.

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

  •
  Corporate & Other segment reflects the activities of our holding company, along with start-up and operating costs associated with our ACO business, the operations of APS Healthcare since its acquisition on March 2, 2012, the operations of the Total Care Medicaid health plan we acquired on December 1, 2013 and other ancillary operations.

  Segment Business in Force

        The following table sets forth our direct, acquired and assumed annualized premium in force, including only the portion of premiums on interest-sensitive products that is applied to the cost of insurance and related membership counts:

	Gross Annualized Premium In Force
	December 31, 2013			December 31, 2012
	$	%	Members	$	%	Members
	(Dollars in millions, Members in thousands)
Senior Managed Care—Medicare Advantage(1)
HMO	$761.5	38.6%	60.5	$724.9	38.8%	56.0
PPO	164.5	8.4%	16.5	162.2	8.7%	16.7
Network PFFS	439.3	22.3%	42.1	443.4	23.8%	43.1
Non-network PFFS (Rural)	151.5	7.7%	13.6	196.2	10.5%	18.4

Sub total	1,516.8	77.0%	132.7	1,526.7	81.8%	134.2

Traditional Insurance
Medicare Supplement and Other Senior Health	193.6	9.8%	70.6	228.2	12.2%	83.8
Accident & Sickness and Other	28.9	1.5%	91.0	32.1	1.7%	98.7
Long-Term Care	23.8	1.2%	12.6	24.6	1.3%	13.6

Sub total	246.3	12.5%	174.2	284.9	15.2%	196.1

Life Insurance and Annuity	53.3	2.7%	114.9	56.8	3.0%	142.8
Medicaid
Total Care(2)	153.3	7.8%	35.2	—	—	—

Total	$1,969.7	100.0%	457.0	$1,868.4	100.0%	473.1

(1)
These plans are pursuant to contracts with CMS.

(2)
Acquired December 1, 2013.

  Senior Managed Care—Medicare Advantage

        During 2013, we operated Medicare coordinated care plans including PPOs and HMOs as well as our network-based private fee-for-service (PFFS) and rural PFFS business, which provides coverage to Medicare beneficiaries in 34 states. As a result of the passage of the Medicare Improvements for Patients and Providers Act of 2008, known as MIPPA, the PFFS product was no longer available as of January 1, 2011, except in areas that met approved CMS network access requirements or in certain designated rural areas. We developed products meeting CMS network access requirements in selected core markets to enable the retention of our PFFS membership in certain of these areas. These businesses provide managed care for persons with Medicare under contracts with CMS.

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

        We operate plans offering the product TexanPlus® in 12 counties in Houston and southeastern Texas through SelectCare of Texas, which had approximately 49,800 members enrolled at December 31, 2013. We also have Medicare Advantage HMO operations in locations outside of Southeastern Texas including four counties in North Texas offering TexasFirst Health Plans® through SelectCare Health Plans and nine counties in Oklahoma City offering Generations Healthcare through Today's Options of Oklahoma, Inc.

        Medicare Advantage—PPO plans:    Our PPO plans are provided under the name "Today's Options® PPO." They are offered under contracts with CMS and provide all basic Medicare covered benefits with reduced member cost-sharing as well as additional supplemental benefits, including a defined prescription drug benefit. This coordinated care product is built around contracted networks of providers who, in cooperation with the health plan, coordinate an active medical management program. In addition to a monthly payment per member from CMS, the plan may collect a monthly premium from its members for specified products. In 2013, we offered PPO plans to 40 markets in 119 counties in 17 states.

        Medicare Advantage—PFFS Plans:    Our PFFS plans are provided under the name "Today's Options®." are offered under contracts with CMS and provide enhanced health care benefits compared to traditional Medicare, subject to cost sharing and other limitations. These plans have limited provider network restrictions, which allow the members to have more flexibility in the delivery of their health care services than other Medicare Advantage plans with limited provider network restrictions. Some of these products include a defined prescription drug benefit. In addition to a fixed monthly payment per member from CMS, individuals in these plans may be required to pay a monthly premium in selected counties or for selected enhanced products. In 2013, we offered PFFS products in a total of 34 states, which included PFFS products with network restrictions to 50 markets in 291 counties in 18 states and PFFS products without network restrictions to 943 counties in 29 states.

  Traditional Insurance

        Our Traditional Insurance segment reflects the results of Medicare supplement and other senior health products, specialty health insurance products, primarily fixed benefit accident and sickness insurance and senior life insurance business, as well as long-term care, disability, major medical, universal life and fixed annuities. We discontinued marketing and selling Traditional insurance products after June 1, 2012.

        We reinsured substantially all of the net in force life and annuity business as of April 1, 2009, with Commonwealth Annuity and Life Insurance Company, known as Commonwealth. In 2010, the annuity portion of this reinsurance transaction was commuted with Commonwealth and reinsured with Athene Life Re Ltd. (Athene), a Bermuda reinsurer.

  Corporate & Other

        Our Corporate & Other segment reflects debt service, a portion of senior executive compensation and costs of compliance with regulatory requirements resulting from our status as a public company, along with start-up and operating costs associated with our ACO business, the operations of APS Healthcare since its acquisition on March 2, 2012, the operations of Total Care acquired on December 1, 2013 and other ancillary operations.

        Medicaid:    We acquired the Total Care Medicaid health plan on December 1, 2013. Total Care provides Medicaid managed care services to approximately 35,000 beneficiaries in upstate New York. Most of Total Care's membership includes beneficiaries of the Medical Assistance Program, known as Medicaid. Total Care also participates in Child Health Plus and Family Health Plus programs for low-income, uninsured children and adults.

Competition

        The health insurance industry is highly competitive. We compete with numerous other health insurance companies and managed care organizations on a national, regional and local market basis, including United Healthcare, Humana, Wellpoint, including various "Blues" plans, Aetna and Cigna as well as other health maintenance organizations, preferred provider organizations, and other health care-related companies which provide a variety of services in the Medicare, Medicaid and commercial markets both on a capitated and fee for service basis. Most of our competitors have larger memberships and/or greater financial resources than we do.

        In addition, we compete with other managed care organizations for government healthcare program contracts, renewals of those government contracts, members and providers. In the Medicare managed care market, our primary competitors for contracts, members and providers are national and regional managed care organizations that serve Medicare recipients or provider-sponsored organizations, including the managed care companies listed above. We also compete with hospitals, sophisticated provider groups, payors, and management service organizations in the creation, administration, and management of ACOs. In the Medicaid market, our primary competitors are national, regional and local managed care organizations and other entities that provide disease management, medical management or behavioral health services.

        Our ability to sell our products and to retain customers may be influenced by such factors as those described in the section entitled "Risk Factors" in this report.

Marketing and Distribution

        We distribute our Medicare Advantage products through multiple channels including our career agency, independent agents, as well as through telephonic and Internet enrollment.

Geographical Distribution of Business

        Through our insurance subsidiaries, we are licensed to market our Medicare and insurance products in all 50 states and the District of Columbia.

        The following table shows the geographical distribution of the direct cash premium collected for our Medicare Advantage and Traditional business (in thousands), as reported on a statutory basis to the regulatory authorities for the years ended December 31, 2013 and 2012:

	2013				2012
State/Region	Medicare Advantage	Traditional	Total	% of Premium	Medicare Advantage	Traditional	Total	% of Premium
Texas	$751,481	$18,568	$770,049	41.5%	$741,142	$22,431	$763,573	40.3%
New York	328,236	21,606	349,842	18.9%	289,831	24,573	314,404	16.6%
Oklahoma	78,818	3,161	81,979	4.4%	77,461	3,619	81,080	4.3%
Pennsylvania	66,311	14,885	81,196	4.4%	65,598	16,777	82,375	4.4%
Virginia	66,136	13,191	79,327	4.3%	70,403	14,894	85,297	4.5%

Subtotal	1,290,982	71,411	1,362,393	73.5%	1,244,435	82,294	1,326,729	70.1%
All other	322,239	168,829	491,068	26.5%	374,726	191,338	566,064	29.9%

Total	$1,613,221	$240,240	$1,853,461	100.0%	$1,619,161	$273,632	$1,892,793	100.0%

        Provider Arrangements.    Our network providers deliver health care services to members enrolled in our Medicare Advantage coordinated care plans and Medicaid plans to which we provide services through a network of contracted providers, including physicians, behavioral health providers and other clinical providers, hospitals, a variety of outpatient facilities and the full range of ancillary provider services. The major ancillary services and facilities include:

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

Investments

        Our investment policy is to attempt to balance our portfolio duration to achieve investment returns consistent with the preservation of capital and maintenance of liquidity adequate to meet payment obligations of policy benefits and claims. We invest in assets permitted under the insurance laws of the various states in which we operate. These laws generally prescribe the nature, quality of and limitations on various types of investments that we may make. In addition, we establish our own internal policies, guidelines and constraints to provide additional granularity and conservatism to our investment process. Such guidelines are reviewed at least annually by our Chief Financial Officer and approved by the Investment Committee of the Board of Directors.

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

        We evaluate the financial condition of our reinsurers and monitor concentrations of credit risk to minimize our exposure to significant losses from reinsurer insolvencies. We must pay claims in the event that a reinsurer to which we have ceded an insured claim fails to meet its obligations under the reinsurance agreement. As of December 31, 2013, all of our primary reinsurers were rated "A-" (Excellent) or better by A.M. Best with the exception of one reinsurer. For that reinsurer, which is not rated, a trust containing assets at 106% of policy reserve levels is maintained for our benefit. We are not aware of any instances where any of our reinsurers have been unable to pay any policy claims on any reinsured business.

        The table below details our gross annualized premium in force, the portion that we ceded to reinsurers and the net amount that we retained:

	December 31, 2013				December 31, 2012
	Gross	Ceded	Net	Retained	Gross	Ceded	Net	Retained
	(in millions)
Senior Managed Care—Medicare Advantage
HMO	$761.5	$1.3	$760.2	100%	$724.9	$1.3	$723.6	100%
PPO	164.5	0.3	164.2	100%	162.2	0.2	162.0	100%
Network PFFS	439.3	0.7	438.6	100%	443.4	0.6	442.8	100%
Non-network PFFS (Rural)	151.5	0.2	151.3	100%	196.2	0.3	195.9	100%

Sub total	1,516.8	2.5	1,514.3	100%	1,526.7	2.4	1,524.3	100%

Traditional Insurance
Medicare Supplement and Other Senior Health	193.6	41.9	151.7	78%	228.2	50.2	178.0	78%
Accident & Sickness and Other	28.9	0.6	28.3	98%	32.1	0.3	31.8	99%
Long-Term Care	23.8	6.7	17.1	72%	24.6	8.5	16.1	65%

Sub total	246.3	49.2	197.1	80%	284.9	59.0	225.9	79%

Life Insurance and Annuity	53.3	39.9	13.4	25%	56.8	42.0	14.8	26%
Medicaid
Total Care(1)	153.3	—	153.3	100%	—	—	—	—

Total	$1,969.7	$91.6	$1,878.1	95%	$1,868.4	$103.4	$1,765.0	94%

(1)
Acquired December 1, 2013.

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

  Reinsurance of Senior Managed Care—Medicare Advantage

        We maintain excess of loss reinsurance on our Medicare Advantage HMO, PPO and PFFS products, which limits our per member risk. Our retention in 2013 is $300,000 of benefits and 10% in excess of the $300,000.

  Reinsurance of Traditional Insurance

        We have retained all new Medicare supplement business written after January 1, 2004. Under the existing coinsurance agreements for business written prior to 2004, which remain in effect for the life of each policy reinsured, we reinsure a portion of the premiums, claims and commissions on a pro rata basis and receive additional expense allowances for policy issue and administration and premium taxes. The amounts reinsured under these agreements range from 25% to 100%. Depending on how the older reinsured business lapses, the overall percentage of business we retain may increase. As of December 31, 2013, the percentage of Medicare supplement business in force retained by us was 78%.

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

  Reinsurance of Individual Health Exchange

        The Affordable Care Act established the Transitional Reinsurance Program. This is a temporary program, in place from 2014 to 2016, that will provide reinsurance to insurers with enrollees in the individual market, both inside and outside the exchanges. The program is funded by insurers in the individual, small group and large group markets, as well as by self-insured plans. For 2014, the program will provide reimbursement to insurers for 80% of individual claims that exceed the attachment point of $45,000 up to a reinsurance cap of $250,000.

        We also have excess of loss reinsurance with an unaffiliated reinsurer on our individual health exchange business that covers 90% of losses in excess of $250,000.

Underwriting Procedures

        For our Medicare Advantage HMO, PPO, network-based PFFS, non-network (Rural) PFFS plans and Health Exchange business, pursuant to applicable regulations, we are not permitted to underwrite new enrollees. However, premiums received for these members are risk adjusted based on CMS adjustment policies reflecting the health status for each member.

        For our Traditional Insurance business, for which we discontinued marketing and selling new products after June 1, 2012, we base the premium we charge, in part, on assumptions about expected mortality and morbidity experience. We have adopted and follow detailed uniform underwriting procedures designed to assess and quantify various insurance risks before issuing life insurance policies and health insurance policies to individuals. We generally base these procedures on industry practices, reinsurer underwriting manuals and our prior underwriting experience.

Reserves

        In accordance with applicable insurance regulations, we establish, and carry as liabilities in our GAAP and statutory financial statements, actuarially determined reserves. (For further discussion, see Critical Accounting Policies in our Management's Discussion and Analysis of Financial Condition and Results of Operations elsewhere in this Annual Report on Form 10-K.)

        We calculate reserves together with premiums to be received on outstanding policies and contracts and interest at assumed rates on these amounts, which we believe to be sufficient to satisfy policy and contract obligations. Reserves for life insurance policies are determined using actuarial factors based on mortality tables and interest rates prescribed by statute. Reserves for accident and health insurance policies (excluding Medicare Advantage and Health Exchange policies) use prescribed morbidity tables based on our historical experience. For Medicare Advantage and Health Exchange policies, claims reserves are estimated using standard actuarial development methodologies. Under such methods, we take into consideration the historical lag between incurred date of claim and payment date of claim, membership changes, expected medical cost trend, changes in pending claims, amount of claims receipts, claims seasonality, changes in average risk profile, changes in laws, rules, regulations (including CMS coverage guidelines, where applicable) and benefit plan changes. We also maintain reserves for unearned premiums, for premium deposits, for claims that have been reported and are in the process of being paid or contested and for our estimate of claims that have been incurred but have not yet been reported.

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

        We are subject to various governmental reviews, audits and investigations to verify our compliance with our contracts and applicable laws and regulations. For example, state departments of insurance audit our health plans and insurance companies for financial and contractual compliance. State departments of health audit our health plans for compliance with health services. The Centers for Medicare & Medicaid Services, also known as CMS, the Office of the Inspector General of Health and Human Services, the Department of Justice, the Department of Labor, the Government Accountability Office, the foregoing state equivalent agencies, state attorneys general, state departments of insurance and departments of health and Congressional committees may also conduct audits and investigations of us.

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

        The Medicare Part D drug benefit offers Medicare beneficiaries the option to obtain covered outpatient prescription drug benefits either as a stand-alone plan or offered in conjunction with a Medicare Advantage health plan. Certain of our Medicare Advantage plans offer a Medicare Part D drug benefit.

        The Affordable Care Act made several changes to Medicare Advantage. Beginning in 2012, the Medicare Advantage "benchmark" rates began the transition to target Medicare fee-for-service cost benchmarks of 95%, 100%, 107.5% or 115% of the calculated Medicare fee-for-service costs. The transition period is 2, 4 or 6 years depending upon the applicable county. The counties are divided into quartiles based on each county's fee-for-service Medicare costs. We estimate that approximately 58% of our current membership resides in counties where the Medicare Advantage benchmark rate will equal 95% of the calculated Medicare fee-for-service costs, with approximately 95% of these members having a 6 year transition period. Under the law, the premiums for such members commenced the transition to 95% of Medicare fee-for-service costs beginning in 2012. This followed the freezing of Medicare Advantage reimbursement rates in 2011 based on our 2010 levels. In addition, the coding intensity adjustment on Medicare Advantage payment as instituted in 2010 became permanent, resulting in mandated minimum reductions in risk scores of 4.71% in 2014 increasing to 5.7% for 2019 and beyond.

        Implementation of quality bonus for STAR ratings—Beginning in 2012, Medicare Advantage plans with an overall "STAR rating" of three or more stars (out of five) based on 2011 performance are eligible for a "quality bonus" in their basic premium rates. Plans receiving STAR bonus payments are required to use the additional dollars to provide "extra benefits" for the plans' enrollees, to comply with required minimum loss ratios, resulting in a competitive advantage for those plans rather than a direct financial impact. The Affordable Care Act limits these quality bonuses to the plans that achieve 4 or more stars as their overall rating, but CMS is using demonstration authority to expand the quality bonus to 3 STAR plans for a three year period that will end December 31, 2014. In addition, beginning in 2012, Medicare Advantage STAR ratings affect the rebate percentage available for plans to provide additional member benefits (plans with quality ratings of 3.5 stars or above will have their rebate percentage increased from a base rate of 50% to 65% or 70%). In all cases, this rebate percentage is lower than the pre-Affordable Care Act rebate percentage of 75%. Our Medicare Advantage plans for 2014 are rated from 3.0 to 4.0 stars out of 5.0, with approximately 75% of our core membership now in plans rated 4 stars, which ratings are considered when preparing our bids to be submitted for 2015. A summary of these ratings is presented below:

Contract	Plan Name	Location	Members (000's)(1)	2014 STAR Rating	Change from 2013 STAR Rating
H4506	Texan Plus HMO	Southeast Texas	49.9	4.0	0.5
H2816	Today's Options Network PFFS	Northeast	25.0	4.0	1.0
H2775	Today's Options PPO	Northeast	13.2	3.5	0.5
H3333	Today's Options PFFS	Northeast (rural)	2.0	3.5	—
H3706	Generations Healthcare HMO	Oklahoma City	5.9	3.0	—
H5656	Texan Plus HMO	North Texas (Dallas)	4.6	3.0	—
H6169	Today's Options Network PFFS	Midwest Southeast	16.2	3.0	0.5
H5375	Today's Options PPO	Midwest Southeast	2.8	3.0	0.5

			119.6

(1)
Membership as of December 31, 2013. Excludes 13,200 members in areas subject to 2014 Service Area Reductions. This includes 10,700 rural members whose plans were not renewed for 2014.

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

        Stipulated minimum MLRs—Beginning in 2014, the new healthcare reform legislation will stipulate a minimum medical loss ratio, or MLR, of 85% for Medicare Advantage plans. This MLR takes into account benefit costs, quality initiative expenses, the ACA fee and taxes. Financial and other penalties may result from failing to achieve the minimum MLR ratio. Our reported Medicare Advantage MLR was 83.4% for the year ended December 31, 2013 and 80.6% for the year ended December 31, 2012. Although the methodology for defining medical costs and for calculating MLRs was recently defined by CMS, it remains subject to interpretation and we are continuing to evaluate its impact. Complying with such minimum ratio by increasing our medical expenditures or refunding any shortfalls to the federal government could have a material adverse effect on our operating margins, results of operations, and our statutory required capital.

        Non-deductible health insurance industry fee ("ACA Fee")—Beginning in 2014, the new healthcare reform legislation will impose an annual aggregate health insurance industry fee of $8.0 billion (increasing to $13.9 billion by 2017) on health insurance premiums, including Medicare Advantage premiums, that are not deductible for income tax purposes. As a result, our effective income tax rate will increase in 2014 and future years. Our share of the new fee will be based on our pro rata percentage of premiums written during the preceding calendar year compared to the industry as a whole, calculated annually. This fee will first be expensed and paid in 2014 and will affect the profitability of our Medicare Advantage business and could have a material adverse effect on our results of operations. We have estimated that the fee to be paid in 2014, based on 2013 net written premiums, will be approximately $22 million. Pursuant to the guidance issued by the FASB in July 2011, for reporting in accordance with U.S generally accepted accounting principles (GAAP), the liability for the fee will be estimated and recorded in full once the entity provides qualifying health insurance in the corresponding period with a corresponding deferred cost that is to be amortized to expense on a straight-line basis over the applicable calendar year. For statutory reporting purposes, the fee will be expensed on January 1 in the year of payment, rather than amortized to expense over the year. The ACA fee will be included in other operating costs, however, will be factored in when calculating the stipulated minimum MLR.

  Accountable Care Organizations

        The Affordable Care Act established Accountable Care Organizations, or ACOs, as a tool to improve quality and lower costs through increased care coordination in the Medicare fee-for-service program. CMS established the Medicare Shared Savings Program, or MSSP, to facilitate coordination and cooperation among providers to improve the quality of care for Medicare fee-for-service beneficiaries and reduce unnecessary costs. The Shared Savings Program will reward ACOs that lower their health care costs while meeting performance standards on quality of care and putting patients first. Under the final Shared Savings Program rules, Medicare will continue to pay individual providers and suppliers for specific items and services as it currently does under the FFS payment methodologies. The Shared Savings Program rules require CMS to develop a benchmark for savings to be achieved by each ACO if the ACO is to receive shared savings. An ACO that meets the program's quality performance standards will be eligible to receive a share of the savings to the extent its assigned beneficiary medical expenditures are below the medical expenditure benchmark provided by CMS. A minimum savings rate must be achieved before the ACO can receive a share of the savings. Once the minimum savings rate is surpassed, all the savings below the benchmark provided by CMS will be shared 50% with the ACOs. The minimum savings rate varies depending on the number of patients assigned to the ACO, starting at 3.9% for ACOs with patients totaling 5,000 and grading to 2% for ACOs with patients totaling 10,000 or more.

        In addition, CMS, the US Office of Inspector General, the Internal Revenue Service, the Federal Trade Commission, the US Department of Justice, and various states have adopted or are considering adopting new legislation, rules, regulations and guidance relating to formation and operation of ACOs. Such laws may, among other things, require ACOs to become subject to financial regulation such as maintaining deposits of assets with the states in which they operate, the filing of periodic reports with the insurance department and/or department of health, or holding certain licenses or certifications in the jurisdictions in which the ACOs operate. Failure to comply with legal or regulatory restrictions may result in CMS terminating an ACO's agreement with CMS and/or subjecting an ACO to loss of the right to engage in some or all business in a state, payment of fines or penalties, or may implicate federal and state fraud and abuse laws relating to anti-trust, physician fee-sharing arrangements, anti-kickback prohibitions or prohibited referrals, any of which may adversely affect our operations and/or profitability.

        Recently, CMS issued a Request for Information concerning transitioning MSSP ACOs to full risk-based entities. We believe that changes, if any, to transition the current shared savings program to a full risk program will not occur for several years.

  Medicaid

        Medicaid is a joint federal and state program to provide medical assistance to low income persons and certain disabled persons. It is funded and regulated by both the state and federal governments, but it is primarily a state operated and state implemented program. Our programs under various state Medicaid programs subject us to the requirements of the state agencies responsible for overseeing the programs and the contracts that we sign often include provisions from the regulations of these state agencies. The federal government guarantees matching funds for qualifying Medicaid expenditures, based on a designated assistance percentage.

        This annual assistance percentage, or FMAP, varies among states, with a floor of 50 percent. Each state establishes its own eligibility standards, benefit packages, payment rates and program administration for its Medicaid programs, subject to federal statutory and regulatory requirements. Some states administer managed care for their Medicaid program, others use fee-for-service and some maintain or have a combination of both. Common state-administered Medicaid programs are the Temporary Assistance for Needy Families program, or TANF, and a program for aged, blind or disabled, or ABD, Medicaid members. Numerous other programs exist and vary by state.

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

  Privacy laws

        The use and disclosure of personal health information, personally identifiable information, and/or individually identifiable data by our business is regulated at federal and state levels. These laws and rules are subject to administrative interpretation. Various state laws address the use and maintenance of such data. Many state laws are derived from the privacy provisions in the Federal Gramm-Leach-Bliley Act, the Genetic Information Nondiscrimination Act, known as GINA, the Health Information Technology for Economic and Clinical Health Act of 2009, known as HITECH, and the Health Insurance Portability and Accountability Act of 1996, known as HIPAA.

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

        HIPAA also calls for the adoption of standards for the exchange of electronic health information and privacy requirements that govern the handling, use and disclosure of protected customer health information. Compliance with HIPAA and other privacy laws is far-reaching and complex and proper interpretation and practice under the law continue to evolve. Consequently, our efforts to measure, monitor and adjust our business practices to comply with these laws are ongoing. In January of 2013, the United States Department of Health and Human Services issued the omnibus final rule on HIPAA privacy, security, breach notification requirements and enforcement requirements under the HITECH Act, and a final regulation for required changes to the HIPAA Privacy Rule for GINA. The omnibus final rule became effective on March 26, 2013, with a compliance deadline of September 23, 2013. Our failure to comply with the omnibus final rule or the failure of our business associates to comply with HIPAA, the HITECH Act, GINA, or other privacy regulations could cause us to incur civil or criminal penalties, including significant damage to our reputation.

  USA PATRIOT Act

        A portion of the USA PATRIOT Act applying to insurance companies became effective in mid-2004. Insurance companies are required to impose processes and procedures to thoroughly verify their agents, applicants, insureds, claimants and premium payers in an effort to prevent money laundering. Our family of companies has implemented measures to comply with the Office of Federal Asset Control requirements, whereby the names of customers and potential customers must be reviewed against a listing of known terrorists and money launderers. The identification verification requirement of the USA PATRIOT Act became final in 2005. In 2006, insurance companies were required to verify the identity of their applicants, insureds, and beneficiaries.

  Consumer Protection Laws

        We may participate in direct-to-consumer activities and are subject to emerging regulations applicable to on-line communications and other general consumer protection laws and regulations.

  State and local regulation

        Each of our insurance company and HMO subsidiaries is also subject to the regulations of and supervision by the insurance department and/ or departments of health of each of the jurisdictions in which they are admitted and authorized to transact business. These regulations cover, among other things:

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

        A failure to comply with legal or regulatory restrictions may subject the insurance company subsidiary or HMO subsidiary to a loss of a right to engage in some or all business in a state or states or an obligation to pay fines, penalties, or make restitution, which may adversely affect our profitability.

        American Pioneer Life Insurance Company is a Florida domiciled insurance company. American Progressive Life & Health Insurance Company of New York is a New York domiciled insurance company. The Pyramid Life Insurance Company is a Kansas domiciled insurance company. Constitution Life Insurance Company and Marquette are Texas domiciled insurance companies. Effective December 31, 2013, our Union Bankers Insurance Company subsidiary was merged into Constitution Life Insurance Company. SelectCare of Texas, Inc. is licensed as an HMO in Texas and SelectCare Health Plans, Inc. is licensed as an HMO in Texas and Indiana. SelectCare of Oklahoma, Inc. and Today's Options of Oklahoma, Inc. (formerly known as GlobalHealth, Inc.) are licensed as HMO's in Oklahoma. SelectCare of Maine, Inc. is a licensed HMO in Maine; Today's Options of Pennsylvania, Inc. is licensed as an HMO in Pennsylvania; and Today's Options of New York, Inc. is licensed as a Prepaid Health Services Plan in New York. Collectively, our insurance subsidiaries and HMOs are licensed to sell health insurance, HMO products, life insurance and annuities in all 50 states and the District of Columbia. In addition, some of these subsidiaries have CMS-approved plans to enroll members in our Medicare Advantage plans in 34 states in 2013.

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

        Many states require deposits of assets by insurance companies and HMOs for the protection either of policyholders in those states or for all policyholders. These deposited assets remain part of the total assets of the company. As of December 31, 2013 and 2012, we had securities with market values totaling $42.6 million and $36.0 million, respectively, on deposit with various state treasurers or custodians. These deposits must consist of securities that comply with the standards established by the particular state.

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

        Although minimum required levels of equity are largely based on premium volume, product mix, and the quality of assets held, minimum requirements vary significantly from state to state. As of December 31, 2013, our state regulated subsidiaries had aggregate statutory capital and surplus of approximately $374 million. Based on current estimates, we expect the aggregate amount of dividends that may be paid to our parent company in 2013 without prior approval by state regulatory authorities is approximately $57 million.

  Risk-Based Capital and Minimum Capital Requirements

        Risk-based capital requirements promulgated in each state take into account asset risks, interest rate risks, mortality and morbidity risks and other relevant risks with respect to the insurer's business and specify varying degrees of regulatory action to occur to the extent that an insurer does not meet the specified risk-based capital thresholds, with increasing degrees of regulatory scrutiny or intervention provided for companies in categories of lesser risk-based capital compliance. As of December 31, 2013, all of our U.S. insurance company subsidiaries and managed care affiliates maintained ratios of total adjusted capital to risk-based capital in excess of the authorized control level. However, should our insurance company subsidiaries' and managed care affiliates' risk-based capital positions decline in the future, their ability to pay dividends, the need for capital contributions or the degree of regulatory supervision or control to which they are subjected might be affected.

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

  Business Process Outsourcing

        In connection with our 2010 sale of CHCS to iGate, we entered into a master services agreement covering the services iGate provides to us. These services include policy administration, underwriting, claims processing and other related processes primarily related to our Traditional lines of business. In addition, we continue to use iGate as a business outsource vendor to provide a range of business process services, including, data entry, member application intake and processing, data validation, mailroom imaging and scanning, paper-based and electronic claims adjudication and processing, and overflow labor support services for our operations. In addition, iGate also provides certain information technology support and programming. In the future, we may outsource additional services and business processes.

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

Employees

        As of February 28, 2014, we employed approximately 2,100 employees, none of whom is represented by a labor union in such employment. We consider our relations with our employees to be good.

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

        Reduced Medicare Advantage reimbursement rates—Beginning in 2012, the Medicare Advantage "benchmark" rates transition to target Medicare fee-for-service cost benchmarks of 95%, 100%, 107.5% or 115% of the calculated Medicare fee-for-service costs. The transition period is 2, 4 or 6 years depending upon the applicable county. The counties are divided into quartiles based on each county's fee-for-service Medicare costs. We estimate that approximately 58% of our current membership resides in counties where the Medicare Advantage benchmark rate will equal 95% of the calculated Medicare fee-for-service costs, with approximately 95% of these members having a 6-year transition period. Under the law, the premiums for such members transitioned to 95% of Medicare fee-for-service costs beginning in 2012. This followed the freezing of Medicare Advantage reimbursement rates in 2011 based on our 2010 levels.

        Medicare Advantage payment benchmarks have been cut over the last several years, with additional funding reductions to be phased in as noted above. In February 2014, CMS issued its Advance Notice detailing preliminary 2015 Medicare Advantage benchmark payment rates. CMS has invited public comment on these preliminary rates before releasing final rates on April 7, 2014. As proposed, the Advance Notice is expected to result in a significant decline in our Medicare Advantage rates. In addition, the Advance Notice also proposes excluding for risk adjustment purposes the diagnosis codes obtained from in-home health risk assessments unless such codes are subsequently validated by a clinical encounter with a qualified provider. If implemented, this change could result in significant additional funding declines for the Company. Although we are continuing to evaluate the changes detailed in the Advance Notice, these rate reductions will likely affect our plan benefit designs, market participation, growth prospects and earnings potential for our Medicare Advantage plans in the future.

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

        Continued reductions of Medicare Advantage payment rates may result in Medicare Advantage being no longer economically viable for us in many markets. There can be no assurance that we will be able to execute successfully on these or other strategies to address changes in the Medicare Advantage program. There can be no assurance that we will be able to successfully address such rate freezes/reductions and failure to do so may result in a material adverse effect on our results of operations, financial position, and cash flows.

        Implementation of quality bonus for Star Ratings—Beginning in 2012, Medicare Advantage plans with an overall "STAR rating" of three or more stars (out of five) based on 2011 performance are eligible for a "quality bonus" in their basic premium rates. Plans receiving STAR bonus payments are required to use the additional dollars to provide "extra benefits" for the plans' enrollees to the extent necessary to maintain compliance with minimum loss ratio requirements resulting in a competitive advantage for those plans rather than a direct financial impact. The Affordable Care Act limits these quality bonuses to the plans that achieve 4 or more stars as their overall rating, but CMS is using demonstration authority to expand the quality bonus to 3 STAR plans for a three year period that will end December 31, 2014. Also beginning in 2012, Medicare Advantage STAR ratings affect the rebate percentage available for plans to provide additional member benefits (plans with quality ratings of 3.5 stars or above will have their rebate percentage increased from a base rate of 50% to 65% or 70%). In all cases, this rebate percentage is lower than the pre-Affordable Care Act rebate percentage of 75%.

Our Medicare Advantage plans for 2014 are rated from 3.0 to 4.0 stars out of 5.0, with approximately 75% of our core membership now in plans rated 4 stars, which ratings are considered when preparing our bids to be submitted for 2015. Notwithstanding continued efforts to improve or maintain our STAR ratings and other quality measures there can be no assurances that we will be successful in doing so. Accordingly, our plans may not be eligible for full level quality bonuses or increased rebates, which could adversely affect the benefits such plans can offer, reduce membership, and reduce profit margins.

        In addition, CMS has indicated that plans with a Part C or Part D STAR rating of less than 3.0 for three consecutive years may be subject to termination. Certain of our plans have Part C or Part D Star Ratings less than 3.0 Stars. If we are unable to improve the Star Ratings of these plans, CMS may terminate these plans which could have a material adverse effect on our business, cash flows and results of operations. Also, the CMS STAR ratings/quality scores may be used by certain agencies to establish premium rates or, in the case of CMS, to pay bonuses to Medicare Advantage plans that enable those plans to offer improved benefits and/or better pricing. Furthermore, lower quality scores compared to our competitors may result in us losing potential new business in new markets or dissuading potential members from choosing our plan in markets in which we compete.Lower quality scores compared to our competitors could have a material adverse effect on our rate of growth.

        Accountable Care Organizations—The Affordable Care Act established Accountable Care Organizations, or ACOs, as a tool to improve quality and lower costs through increased care coordination in the Medicare fee-for-service program. CMS established the Medicare Shared Savings Program, or MSSP, to facilitate coordination and cooperation among providers to improve the quality of care for Medicare fee-for-service beneficiaries and reduce unnecessary costs. To date, we have partnered with numerous groups of healthcare providers to form thirty-four ACOs that have been approved to participate in the MSSP. ACOs are entities that contract with CMS to serve the Medicare fee-for-service population with the goal of better care for individuals, improved health for populations and lower costs. ACOs share savings with CMS to the extent that the actual costs of serving assigned beneficiaries are below certain trended benchmarks of such beneficiaries and certain quality performance measures are achieved. We provide a variety of services to the ACOs, including care coordination, analytics and reporting, technology and other administrative services to enable these physicians and their associated healthcare providers to deliver better quality care, improved health and lower healthcare costs for their Medicare fee-for-service patients.

        As of December 31, 2013, we have incurred inception-to-date expenses of approximately $63 million, pre-tax, related to our ACO business, including our equity in the losses of our unconsolidated ACOs and have received no revenues to date. We expect to incur significant costs during 2014. There can be no assurance that we will recoup any of these costs. Under the MSSP, CMS will not make any payments to ACO's for the first measurement year ended December 31, 2013 until the second half of 2014, which will negatively impact our cash flows. In order to receive revenues from CMS under the MSSP, the ACO must meet certain minimum savings rates (i.e. save the federal government money) and meet certain quality measures. More specifically, an ACO's medical expenses for its assigned beneficiaries during a relevant measurement year must be below the benchmark established by CMS for such ACO. On the quality side, the MSSP requires ACOs to meet thirty-three quality measures, which CMS may vary from time to time. Notwithstanding our efforts, our ACOs may be unable to meet the required savings rates or may not satisfy the quality measures, which may result in our receiving no revenues and losing our substantial investment.

        In addition, as the MSSP is a new program, it presents challenges and risks associated with the timeliness and accuracy of data and interpretation of complex rules, which may impact the timing and amount of revenue we can recognize and could have a material adverse effect on our ability to recoup any of our investment in this new business. Further, there can be no assurance that we will maintain positive relations with each of our ACO partners which may result in certain of the ACOs terminating our relationship, which will result in a potential loss of our investment. During 2014, we may reduce the number of our ACOs based on a variety of factors, including the level of commitment by the physicians in the ACO and the likelihood of the ACO achieving shared savings.

        In addition, CMS, the US Office of Inspector General, the Internal Revenue Service, the Federal Trade Commission, the US Department of Justice, and various states have adopted or are considering adopting new legislation, rules, regulations and guidance relating to formation and operation of ACOs. Such laws may, among other things, require ACOs to become subject to financial regulation such as maintaining deposits of assets with the states in which they operate, the filing of periodic reports with the insurance department and/or department of health, or holding certain licenses or certifications in the jurisdictions in which the ACOs operate. Failure to comply with legal or regulatory restrictions may result in CMS terminating an ACO's agreement with CMS and/or subjecting an ACO to loss of the right to engage in some or all business in a state, payment of fines or penalties, or may implicate federal and state fraud and abuse laws relating to anti-trust, physician fee-sharing arrangements, anti-kickback prohibitions or prohibited referrals, any of which may adversely affect our operations and/or profitability.

        Stipulated Minimum MLRs—Beginning in 2014, the new healthcare reform legislation will stipulate a minimum medical loss ratio, or MLR, of 85% for Medicare Advantage plans. Financial and other penalties may result from failing to achieve the minimum MLR ratio. Our reported Medicare Advantage MLR was 83.4% for the year ended December 31, 2013 and 80.6% for the year ended December 31, 2012. Although the methodology for defining medical costs and for calculating MLRs was recently defined by CMS, it remains subject to interpretation and we are continuing to evaluate its impact. Complying with such minimum ratio by increasing our medical expenditures or refunding any shortfalls to the federal government could have a material adverse effect on our operating margins, results of operations, and our statutory required capital.

        Non-deductible health insurance industry fee ("ACA Fee")—Beginning in 2014, the new healthcare reform legislation will impose an annual aggregate health insurance industry fee of $8.0 billion (with increasing annual amounts thereafter) on health insurance premiums, including Medicare Advantage premiums, that is not deductible for income tax purposes. As a result, our effective income tax rate will increase in 2014 and future years. Our share of the new fee will be based on our pro rata percentage of premiums written during the preceding calendar year compared to the industry as a whole, calculated annually. This fee will first be expensed and paid in 2014 and will affect the profitability of our Medicare Advantage business and could have a material adverse effect on our results of operations. We have estimated that the fee to be paid in 2014, based on 2013 net written premiums, will be approximately $22 million. Pursuant to the guidance issued by the FASB in July 2011, for reporting in accordance with U.S generally accepted accounting principles (GAAP), the liability for the fee will be estimated and recorded in full once the entity provides qualifying health insurance in the corresponding period with a corresponding deferred cost that is to be amortized to expense on a straight-line basis over the applicable calendar year. For statutory reporting purposes, the fee will be expensed on January 1 in the year of payment, rather than amortized to expense over the year. The ACA fee will be included in other operating costs, however, will be factored in when calculating the stipulated minimum MLR.

        Since the industry fee will be included in operating costs, we expect our reported medical benefit ratio to decrease in 2014 compared to historical results. However, the industry fee will be factored in when calculating the minimum MLR.

        Coding intensity adjustments—Under the new healthcare reform legislation, the coding intensity adjustment instituted in 2010 became permanent, resulting in mandated minimum reductions in risk scores of 4.91% in 2014 increasing each year to 5.91% in 2018. These coding adjustments may adversely affect the level of payments from CMS to our Medicare Advantage plans.

        Limitation on the federal tax deductibility of compensation earned by individuals—Beginning in 2013, with respect to services performed during 2010 and afterward, for health insurance companies, the federal tax deductibility of compensation will be limited under Section 162(m)(6) of the Code to $500,000 per individual and will not contain an exception for "performance-based compensation." This limitation has increased our effective tax rate by approximately 60 basis points for the year ended December 31, 2013 and 200 basis points for the year ended December 31, 2012.

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

        There is substantial federal and state governmental regulation of our business. Several laws and regulations adopted by the federal government, such as the Affordable Care Act, the False Claims Act, the Sarbanes-Oxley Act of 2002, the Gramm-Leach-Bliley Act, the Health Insurance Portability and Accountability Act of 1996, which we refer to as HIPAA, the Health Information Technology for Economic and Clinical Health Act (HITECH Act), the MMA, the USA PATRIOT Act, anti-kickback laws, MIPPA and "Do Not Call" regulations, and their state equivalents have created administrative and compliance requirements for us. The requirements of these laws and regulations are continually evolving, and the cost of compliance may have an adverse effect on our operations and profitability. The evolution of existing laws, rules, or regulations, their enforcement, or changes in their application or interpretation, as well as new laws and regulations could materially and adversely affect our operations, financial position, or results of operations and may expose us to increased liability. As laws and regulations evolve, the costs of compliance, which are already significant, will tend to increase. If we fail to comply with existing or future applicable laws and regulations, as was the case in 2010 in connection with our 2010 CMS audit and sanction, we could suffer civil, criminal or administrative penalties, including termination of our contracts with CMS. Different interpretations and enforcement policies of these laws and regulations could subject our current practices to allegations of impropriety or illegality, or could require us to make significant changes to our operations. In addition, we cannot predict the impact of future legislation and regulatory changes on our business or assure you that we will be able to obtain or maintain the regulatory approvals required to operate our business. In addition, we are subject to potential changes in the political environment that can affect public policy and can adversely affect the markets for our products.

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

        Certain of our businesses provide products and services to various government agencies. As a government contractor, we are subject to the terms of the contracts we have with those agencies and applicable laws governing government contracts. We may also be subject to false claim act litigation (also known as qui tam litigation) brought by individuals who seek to sue on behalf of the government, alleging that the government contractor submitted false claims to the government. In 2011, we settled a false claim act investigation involving the sales and marketing practices of our former Wisconsin Medicare Advantage HMO plans. In addition, in 2011 and prior to our acquisition of APS Healthcare in 2012, Innovative Resources Group, LLC ("IRG"), a subsidiary of APS Healthcare, settled a false claim act matter arising out of its Medicaid contract with the State of Georgia. IRG has also been named as a defendant in a false claims act litigation involving its Medicaid contract with the State of Nevada that terminated in 2010 and is the subject of an investigation by the Department of Health and Human Services, Office of Inspector General relating to its Medicaid contracts with the State of Missouri that were in existence from 2006 to 2010. It is possible that IRG, other APS Healthcare subsidiaries or other Universal American companies could be party to additional false claims act investigations and litigation in the future which could have a material adverse effect on our business.

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

Failure to reduce our administrative operating costs could have a material adverse effect on our financial position, results of operations and cash flows.

        The level of our administrative operating costs significantly affects our profitability. During 2013, our administrative expense ratio in our Medicare Advantage business was 14.3%. In 2014, Medicare Advantage plans must meet an 85% medical loss ratio. Thus, in order to generate meaningful earnings, we will need to reduce our administrative operating expenses from current levels. Our overall Medicare Advantage membership has decreased over the past several years. In addition, after consummation of the sale of our Medicare Part D business in April 2011, we are a much smaller company. If we are unable to reduce our administrative operating expenses to better match our smaller size, it could have a material adverse effect on our financial condition, results of operations and cash flows.

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

Competition in the healthcare industry is intense, and if we do not design and price our products properly and competitively, our membership and profitability could decline.

        We operate in a highly competitive industry. Some of our competitors are more established with larger market share, more established reputations and brands and greater financial resources than we have in some markets. In addition, other companies may enter our markets in the future. Medicare Advantage plans are generally bid upon or renewed annually and our Medicaid contracts have various terms that can oftentimes be terminated early. We compete for members on the basis of the following and other factors:

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

Our business strategy is evolving and may involve pursuing new lines of business or strategic transactions and investments, some of which may not be successful.

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

        For example, during 2012 and 2013, we partnered with groups of providers to form ACOs and acquired APS Healthcare. Going forward, we may pursue additional opportunities in the dual eligible, Medicaid, commercial, and healthcare exchange markets, among others, which may involve us providing capital and/or reinsurance to health plans. Each of these opportunities may require the investment of significant capital and management attention. There can be no assurance that we will be successful with any of these potential new ventures and we could suffer significant losses as a result, as was the case with our acquisition of APS Healthcare, which could have a material adverse effect on our business, financial condition and results of operations.

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

APS Healthcare's contracts with government agencies are tied to short-term customer contracts which are obtained through a complicated bidding process, may be terminated at the convenience of the governmental agencies, may be modified with limited notice, are subject to the availability of government funding and require us to comply with governmental regulations and policies.

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

        APS Healthcare's contracts with clients generally provide for initial terms of one to three years, but oftentimes may be terminated early without cause. Several of APS's contracts are up for renewal in 2014. The termination of, or our inability to renew or extend, contracts with our clients could lead to decreased revenues and profitability. In addition, certain of the customer contracts contain performance guarantees of various kinds, including operational performance guarantees, guarantees relating to the achievement of health goals as demonstrated by population based clinical measures and guarantees relating to the reduction of overall health costs experienced by the client. Further, certain of the contracts contain liquidated damages provisions for nonperformance that can be assessed in significant amounts. Our failure to meet these performance guarantees could lead to reduced revenue and profitability.

APS Healthcare's contract with the Puerto Rico Medicaid Agency is likely to terminate on June 30, 2014 which could have a material adverse effect on our results of operations.

        APS Healthcare's contract with the Puerto Rico Medicaid agency to provide managed behavioral health and other services, accounts for a significant portion of APS Healthcare's total revenues. In February 2014, the agency that manages the Puerto Rico Mi Salud Medicaid program, ASES, issued a Request for Proposal, or RFP, to integrate behavioral health services and physical health services under the same managed care contract, effective July 1, 2014. As a result of the RFP, APS Healthcare's current contract will likely terminate effective June 30, 2014. We are evaluating opportunities to participate in the new RFP but there can be no assurance that we will be successful.

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
  the block's credibility:

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

        We calculate and maintain reserves for the estimated future payment of claims to our insurance policyholders using the same actuarial assumptions that we use to set our premiums. For our traditional accident and health insurance business, we establish active life reserves for expected future policy benefits, plus a liability for due and unpaid claims, claims in the course of settlement, and incurred but not reported claims. Many factors can affect these reserves and liabilities, such as economic and social conditions, inflation, hospital and medical costs, changes in mortality, changes in persistency, changes in utilization, changes in state regulations, our ability to obtain rate increases, changes in doctrines of legal liability and extra-contractual damage awards. Therefore, we necessarily base our reserves and liabilities on extensive estimates, assumptions and prior years' statistics. When we acquire other insurance companies or blocks of insurance, our assessment of the adequacy of acquired policy liabilities is subject to similar estimates and assumptions. Establishing reserves involves inherent uncertainties, and it is possible that actual claims could materially exceed our reserves and have a material adverse effect on our results of operations and financial condition. Our net income depends significantly upon the extent to which our actual claims experience is consistent with the assumptions we used in setting our reserves and pricing our policies. If our assumptions with respect to future claims are incorrect, and our reserves are insufficient to cover our actual losses and expenses, we would be required to increase our liabilities resulting in reduced net income, statutory surplus and stockholders' equity.

We may experience higher than expected loss ratios which could materially adversely affect our results of operations.

        We may experience higher than expected loss ratios if health care costs exceed our estimates. Additionally, our experience may be subject to increased variability as the traditional business continues decline due to the run off of the in force business with no new business being added since we discontinued marketing and selling new traditional business in June 2012. Factors that may cause health care costs to exceed our estimates include:

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

        In September 2011, in connection with the settlement of a False Claims Act action involving the sales and marketing practices of our Wisconsin HMO Plans, we entered into a five-year Corporate Integrity Agreement with the Office of Inspector General of the United States Department of Health and Human Services ("HHS-OIG"). In addition, prior to our acquisition of APS Healthcare, in February 2011, Innovative Resource Group, LLC, one of the subsidiaries we acquired as part of the APS Healthcare transaction, entered into a five-year Corporate Integrity Agreement with HHS-OIG relating to its Medicaid contract in the State of Georgia. The Corporate Integrity Agreements provide that we will, among other things, maintain a compliance program, including a corporate compliance officer, compliance officers and compliance committees, a code of conduct, comprehensive compliance policies, training and monitoring, a compliance hotline, an open door policy and a disciplinary process for compliance violations. The Corporate Integrity Agreement also requires us to engage independent third parties to review compliance with our obligations under each of the Corporate Integrity Agreements and submit various reports to HHS-OIG. Failure to comply with the obligations under the Corporate Integrity Agreements could have material consequences for us including monetary penalties, exclusion from participation in federal healthcare programs and/or subject to prosecution, which could have a material adverse effect on our financial condition and results of operations.

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

  •
  claims by government agencies, including CMS, relating to compliance with laws and regulations;

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

  •
  challenges to the use of software products used in running our business;

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

        As a provider of health insurance, we are subject to the False Claims Act, which provides, in part, that the federal government may bring a lawsuit against any person or entity who it believes has knowingly presented, or caused to be presented, a false or fraudulent request for payment from the federal government, or who has made a false statement or used a false record to get a claim approved. Violations of the False Claims Act are punishable by treble damages and penalties of up to a specified dollar amount per false claim. In addition, a special provision under the False Claims Act allows a private person (for example, a "whistleblower" such as a disgruntled employee, competitor or member) to bring an action under the False Claims Act on behalf of the government alleging that an entity has defrauded the federal government and permits the private person to share in any settlement of, or judgment entered in, the lawsuit. In 2011, we settled False Claims Act cases relating to our sales and marketing practices of our Wisconsin HMO plans and our Georgia Medicaid contract. In addition, in 2011 and prior to our acquisition of APS Healthcare, Innovative Resources Group, LLC ("IRG"), a subsidiary of APS Healthcare, settled a false claim act matter arising out of its Medicaid contract with the State of Georgia. IRG has also been named as a defendant in a false claims act litigation involving its Medicaid contract with the State of Nevada that terminated in 2010 and is the subject of an investigation by the Department of Health and Human Services, Office of Inspector General relating to its Medicaid contracts with the State of Missouri that were in existence from 2006 to 2010. We are also subject to potential state whistleblower actions. There can be no assurance that additional False Claims Act or similar whistleblower cases may not arise in the future which could have a material adverse effect on our business and results of operations.

        Plaintiffs in class action and other lawsuits against us may seek very large or indeterminate amounts, and punitive and treble damages, which may remain unknown for substantial periods of time. We are also subject to various regulatory inquiries, such as information requests, formal and informal inquiries, subpoenas and books and record examinations, from state and federal regulators and other authorities, including the Securities and Exchange Commission. A substantial legal liability or a significant regulatory action against us could have an adverse effect on our business, financial condition and results of operations.

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

        Under the risk adjustment methodology, all Medicare Advantage plans must capture, collect and submit the necessary diagnosis code information from inpatient and ambulatory treatment settings to CMS within prescribed deadlines. The CMS risk adjustment model uses this diagnosis data to calculate the risk adjusted premium payment to Medicare Advantage plans. We generally rely on providers to code their claim submissions with appropriate diagnoses, which we send to CMS as the basis for our payment received from CMS under the actuarial risk-adjustment model. We also rely on providers to appropriately document all medical data, including the diagnosis data submitted with claims. As a result of this process, it is difficult to predict with certainty our future revenue or profitability. CMS may also change the manner in which it calculates risk adjusted premium payments in ways that are adverse to us. For example, CMS has recently proposed excluding for risk adjustment purposes the diagnosis codes obtained from in-home health risk assessments unless such codes are subsequently validated by a clinical encounter with a qualified provider. Over the past several years, we have utilized in-home health risk assessments for our Medicare Advantage members. Accordingly, if implemented, this change could have a material adverse effect on our payments from CMS and our results of operations. In addition, our own risk scores for any period may result in favorable or unfavorable adjustments to the payments we receive from CMS and our Medicare premium revenue. Because diagnosis coding is a manual process, there is the potential for human error in the recording of codings, and there can be no assurance that physicians, hospitals, and other health care providers are submitting accurate codings to us or that they will be successful in improving the accuracy of recording diagnosis code information and therefore our risk scores.

        Beginning in 2008, CMS announced its intention to engage in a pilot program to more extensively audit a select group of Medicare Advantage plans in the area of hierarchical condition category, or HCC, coding for the determination of risk score revenue. These audits were labeled "Risk Adjustment Data Validation" audits, or RADV. RADV audits review medical record documentation in an attempt to validate provider coding practices and the presence of risk adjustment conditions which influence the calculation of premium payments to Medicare Advantage plans. On February 24, 2012, CMS released a final RADV audit and payment adjustment methodology which clarified many of the uncertainties arising from prior proposals. Under the final rule, CMS has indicated that it will now reduce the extrapolated contract level error rate found during the audits based on the error rate found in the Government's 'benchmark' audit data for Medicare fee-for-service population and is expected to be applied to the next round of RADV contract level audits to be conducted on 2011 premium payments. CMS will also continue with finalizing the results of its pre-2011 RADV audits, some of which may be announced in the near future. CMS has begun to conduct RADV audits of select Medicare Advantage plans and it is likely that one or more of our plans will be selected for future audits. CMS may discover coding errors during any RADV audits, which could require us to make significant payments to CMS or require significant payment adjustments, which could have a material adverse effect on our results of operations, financial position and cash flows.

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

        CMS has adopted a new coding set for diagnoses, commonly known as ICD-10, which significantly expands the number of codes utilized. The new coding set is currently required to be implemented by October 1, 2014. Implementing the new coding set is complex and will require significant resources, both time and expense. If we do not adequately implement the new coding set, our business and results of operations may be materially adversely affected.

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

        Further, our ACOs receive periodic lists of beneficiaries that are assigned to the ACOs. These lists are based on claims experience for certain primary care services. Since CMS adjusts the lists of assigned beneficiaries from time to time, we may expend significant resources on individuals who are not in fact ultimately assigned to our ACOs. This may have a material adverse effect on our ACO business. Further, CMS provides our ACOs with certain historic and current data based on paid claims which is used for a variety of purposes, including, but not limited to, (a) used by CMS to (i) establish the benchmark for an ACO; (ii) calculate beneficiary assignment; and (iii) calculate shared savings; and (b) used by our ACOs to (i) track and trend current medical costs of assigned beneficiaries; (ii) project cost savings, if any, relative to the benchmark established by CMS; and (iii) stratify assigned beneficiaries to identify those with chronic conditions who may benefit from care coordination activities. The failure of CMS to provide timely or accurate data or errors in our processing and evaluation of such data could have a material adverse effect on our ACO business.

If we are unable to develop and maintain satisfactory relationships with the providers of care to our members and ACO beneficiaries, our profitability could be adversely affected and we may be precluded from operating in some markets.

        We contract with physicians, hospitals and other providers to deliver health care to our members. Our Medicare Advantage products, ACOs and certain Medicaid offerings encourage or require our customers to use these contracted providers. In some circumstances, these providers may share medical cost risk with us or have financial incentives to deliver quality medical services in a cost-effective manner. Our operations and profitability are significantly dependent upon our ability to not only enter into appropriate cost-effective contracts with hospitals, physicians and other healthcare providers that have convenient locations for our members in our geographic markets, but to maintain good working relationships with such providers. More specifically, the success of our ACO business is highly dependent on building and maintaining strong relationships with our ACO providers, and if the providers in our ACOs become dissatisfied with our performance or disengaged, it could have a material adverse effect on the results of our ACO business.

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

        In some situations, we have contracts with individual or groups of primary care physicians for a fixed, per-member-per-month fee under which physicians are paid an amount to provide all required medical services to our members. This type of contract is referred to as a "capitation" contract. The inability of providers to properly manage costs under these capitation arrangements can result in the financial instability of these providers and the termination of their relationship with us. In addition, payment or other disputes between a primary care provider and specialists with whom the primary care provider contracts can result in a disruption in the provision of services to our members or a reduction in the services available to our members. The financial instability or failure of a primary care provider to pay other providers for services rendered could lead those other providers to demand payment from us even though we have made our regular fixed payments to the primary provider. There can be no assurance that providers with whom we contract will properly manage the costs of services, maintain financial solvency or avoid disputes with other providers. In addition, there continues to be significant competition in our markets to employ, contract with or acquire physicians and physician practices which could make it difficult for us to maintain our current relationships. Any of these events could have an adverse effect on the provision of services to our members and our operations, resulting in loss of membership or higher healthcare costs or other adverse effects.

A reduction in the number of members in our Medicare Advantage plans could adversely affect our results of operations.

        During the 2014 selling season, while we grew our Medicare Advantage membership in our core markets, our total membership declined as we exited certain markets, primarily rural markets. We also experienced membership losses during each of the 2011 and 2012 selling seasons, and expect to exit certain non-core markets in the future. During the 2012 selling season, our membership losses primarily came from our PFFS and rural markets and we may have difficulty maintaining current levels of membership in the future. In the future, we may choose to exit additional markets and may suffer membership losses. If we are unable to maintain our membership levels, our business could deteriorate which could have a material adverse effect on our results of operations. A reduction in our membership could also make it more difficult to lower our administrative expense ratio to appropriate levels. The principal factors that could contribute to the loss of membership are:

  •
  regulatory changes, such as the Advance Notice issued in February 2014 by CMS and the final rule to be issued in April 2014, which may substantially reduce the benchmark reimbursement rates we receive from CMS and cause us to exit certain service areas;

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

We derive a substantial portion of our Medicare Advantage HMO revenues and profits from Medicare Advantage HMO operations in Southeast Texas, and legislative actions, economic conditions or other factors that adversely affect those operations could materially reduce our revenues and profits.

        We derive a substantial portion of our Medicare Advantage HMO revenues and profits from Medicare Advantage HMO operations in Southeast Texas. If we are unable to continue to operate in Southeast Texas, or if we must significantly curtail our current operations in any portion of Southeast Texas, our revenues will decrease materially. Our reliance on our operations in Southeast Texas could cause our revenues and profitability to change suddenly and unexpectedly, depending on legislative and regulatory actions, economic conditions, competitive actions and similar factors.

We may experience higher than expected lapsation in our Medicare supplement business, reducing the revenues and profits for this business faster than anticipated.

        We have in the past experienced higher than expected lapsation in our Medicare supplement business. We believe competitive pressure from other Medicare supplement companies and Medicare Advantage products, as well as the departure of some of our sales managers, and other factors, contributed to the level of lapsation. In addition, during 2012, we discontinued selling new Medicare Supplement products. This excess lapsation results in a faster than anticipated decline in this block of business and required us to accelerate the amortization of the deferred acquisition cost and present value of future profits assets associated with the business that lapsed. Continued higher than expected lapsation of our Medicare supplement business would reduce the revenues and profits for this business faster than anticipated.

We no longer sell long-term care insurance but the premiums that we charge for the long-term care policies that remain in force may not be adequate to cover the claims expenses that we incur, which could result in significant losses.

        Our block of long-term care business continues to generate losses. We stopped selling new long-term care business at the end of 2004. Claims under long-term care products tend to be higher in dollar amount, longer in duration and incurred later in the life of the policy than other Traditional products, making the product difficult to price appropriately. We estimate costs associated with long-duration insurance policies, such as long-term care policies sold to individuals, for which some of the premium received in the earlier years is intended to pay anticipated benefits to be incurred in future years. These future policy benefit reserves are recognized on a net level premium method based on interest rates, mortality, morbidity, withdrawal and maintenance expense assumptions from published actuarial tables, as modified based upon actual experience. The assumptions used to determine the liability for future policy benefits are established and locked in at the time each contract is acquired and would only change if our expected future experience deteriorated to the point that the level of the liability, together with the present value of future gross premiums, are not adequate to provide for future expected policy benefits. Long-term care policies provide for long-duration coverage and, therefore, our actual claims experience will emerge many years after assumptions have been established. The risk of a deviation of the actual morbidity and mortality rates from those assumed in our reserves are particularly significant to our closed block of long-term care policies. We monitor the loss experience of these long-term care policies, and, when necessary, apply for premium rate increases through a regulatory filing and approval process in the jurisdictions in which such products were sold. However, it is possible that we will not be able to obtain approval for premium rate increases from currently pending requests or from future requests. A significant amount of our in-force long-term care premium is in two states, New York and Florida. In 2006, Florida passed legislation that limits our ability to get adequate rate increases. Additionally, many states are now requiring us to offer policyholders alternatives in lieu of rate increases including reduced coverage or fully paid up policies. If we are unable to raise our premium rates because we fail to obtain approval in one or more jurisdictions, our financial results will be adversely affected. In addition, these policies contain guaranteed renewal features that make exiting unprofitable blocks of business difficult. Due to this feature, we cannot exit such business without regulatory approval, and accordingly, we may be required to continue to service those policies at a loss for an extended period of time. In addition, to the extent actual premium rate increases or loss experience vary from our acquisition date assumptions, adjustments to increase reserves could be required.

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

        In 2012 we entered into a new Credit Facility which provided for a (i) $150 million term loan credit facility and (ii) a $75 million revolving credit facility. The Credit Facility contains customary restrictions, covenants, events of default and other terms, including financial covenants and we have granted the lenders a customary collateral package.

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

        In addition, to borrow funds under the Credit Facility, we are required to meet specified financial covenants as described above. We amended the Credit Facility in November 2013 to suspend certain financial covenants, including the consolidated leverage and debt service ratios, replacing them with total debt to capitalization and minimum liquidity ratios. These new financial covenants will remain in effect through December 31, 2014. Effective January 1, 2015, the original financial covenants will be reinstated. If we fail to maintain the amended financial covenants and are not able to obtain relief from any covenant violation, then an event of default could occur and the lenders could cease lending to us and accelerate the payments of our debt. Any such action by the lenders could materially and adversely affect us. The interests of our lenders may be different from ours and we may be unable to obtain our lenders' consent when and if needed, to engage in certain actions or obtain relief from any covenant violation. In addition, we may not be able to incur debt on terms acceptable to us. If we do not comply with the restrictions and covenants in the Credit Facility or any other debt instrument we may enter into, our results of operations, financial condition and ability to pay dividends will be harmed.

We may suffer losses due to fraudulent activity, which could adversely affect our financial condition and results of operation.

        Traditional Medicare and Medicare Advantage plans have been subject to fraudulent activity perpetrated by actual and purported beneficiaries and providers, as well as others. In 2009, we incurred significant losses as a result of a fraudulent scheme or a group of similar fraudulent schemes. While we have undertaken efforts to prevent these schemes, there can be no assurance that we will not again become the target of fraud, or that we will detect fraud prior to incurring losses. The need to expend effort and construct infrastructure to combat fraud requires significant expenditures. These expenditures, and losses arising from any fraud that we suffer, could have a material adverse effect on our financial condition and results of operations.

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

        The rapid changes and complexity of our operations has placed, and will continue to place, significant demands on our management, operations systems, accounting systems, internal control systems and financial resources. As part of our strategy, we have pursued, and may continue to pursue, growth through acquisitions, joint ventures and similar strategic partnerships. Our acquisition of APS Healthcare has not been successful and during 2013 we recorded $189.4 million of asset impairment charges relating to APS Healthcare. Even though we are actively managing the current APS contracts and taking steps to bring APS to profitability, we do not expect APS Healthcare to be profitable in the near term, which may result in a further degradation of the remaining value of the business and an entire loss of our investment.

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

If we fail to properly maintain the integrity of our data and information systems and we sustain a cyber attack or other data security or privacy breach, our business could be materially adversely affected.

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

        To the extent we fail to maintain effective information systems, we may need to contract for these services with third-party management companies, which may be on less favorable terms to us and significantly disrupt our operations and information flow. In addition, we have outsourced the operation of our data centers to independent third parties and may from time to time obtain and/or outsource additional services or facilities from or to other independent third parties. Dependence on third parties for these services and facilities may make our operations vulnerable to their failure to perform as agreed. In addition, we could be subject to hackers or other forms of cyber-security attacks that bypass our information technology security systems. If a hacker or cyber-security attack were to be successful, we could be adversely affected due to the theft, destruction, loss, misappropriation or release of confidential data, operational or business delays resulting from the disruption of our systems, or negative publicity resulting in reputational damage with our members, agents, providers, regulators and other stakeholders.

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

        Like many insurance companies, we transfer exposure to certain risks to others through reinsurance arrangements. Under these arrangements, the reinsurers assume a portion of the premium on the reinsured business and are responsible for a portion of the losses and expenses on that business. At December 31, 2013, we had $663 million recoverable from reinsurers. When we obtain reinsurance, we are still liable for those transferred risks if the reinsurer cannot meet its obligations. From time to time, we have disputes with our reinsurers concerning, among other things, our compliance with the relevant reinsurance treaty or our administration of the underlying block of business. If these disputes are resolved unfavorably to us, it could result in substantial damages against us or, in some instances, termination of the underlying reinsurance treaty, which could have a material adverse effect on our Traditional business and our consolidated results of operations. In addition, the inability or failure of our reinsurers to meet their financial obligations may require us to increase liabilities, thereby reducing our net income and overall profitability.

Our reliance upon third party administrators and other outsourcing arrangements may disrupt or adversely affect our operations.

        We depend, and may in the future increase our dependence, on independent third parties for significant portions of our operations, including data center operations, data network, claims processing, enrollment, premium billing, call centers, voice communication services, pharmacy benefit administration, data processing and payment and other systems-related support, among others. This dependence makes our operations vulnerable to the third parties' failure to perform adequately under the contract, due to internal or external factors. In the future, this dependence may increase as we may outsource additional areas of our business operations to additional vendors. There can be no assurance that any conversion or transition of business process functions from the Company to a vendor or between vendors will be seamless and, oftentimes, these projects result in significant operational challenges that cause financial difficulties. In addition, if our relationships with our outsourcing partners are significantly disrupted for any reason, we may not be able to find an alternative partner in a timely manner or on acceptable financial terms. As a result, we may not be able to meet the demands of our customers and, in turn, our business, cash flows, financial condition and results of operations may be harmed.

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

Incorrect information from these entities could generate inaccurate or incomplete membership and payment reports concerning our Medicare eligibility and enrollment, and claims information used by CMS to determine plan benefit subsidies and risk corridor payments. This could cause us to incur additional expense to utilize additional resources to validate, reconcile and correct the information. We have not been able to independently test and verify some of these third party systems and data. There can be no assurance that future third party data will not disrupt or adversely affect our plans' relationships with our members or our results of operations. A change in service providers, or a move of services from internal operations to a third party, or a move of services from a third party to internal operations, could result in significant operational challenges, a decline in service quality and effectiveness, increased cost or less favorable contract terms, which could adversely affect our operating results. Some of our outsourced services are being performed offshore. CMS requires attestations from plans that utilize the services of offshore vendors as to the vendors' ability to perform delegated functions. Prevailing economic conditions and other circumstances could prevent our offshore vendors' ability to adequately perform as agreed, which would impair our ability to provide the requisite attestations to CMS and could have a material adverse effect on our results of operations and financial condition.

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

        Similarly, federal and state governments and regulatory agencies have placed an increased focus on the sales and marketing of private fee-for-service plans. Concerns over the growing number of market conduct complaints regarding improprieties in agents' sales activities of private fee-for-service plans have spawned stricter marketing standards by CMS relating to these plans and their agents. This heightened focus on market conduct and stricter standards in the marketing and sales of private fee-for-service plans has required us to modify our systems, increase our costs and change our agent training requirements, which could result in a material adverse effect on our results of operations and financial condition.

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

        Due to our past acquisitions, goodwill and other intangible assets represent a significant portion of our total assets. As of December 31, 2013, we had goodwill and other intangible assets of approximately $98 million, or approximately 5% of our total assets as of such date. During 2013, certain events occurred and circumstances changed ultimately resulting in a $189 million impairment of goodwill and other assets relating to APS Healthcare.

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

        We test goodwill for impairment annually, as of October 1 of the current year, or more frequently if circumstances suggest that impairment may exist. During each quarter, we perform a review of certain key components of our valuation of our reporting units, including the operating performance of the reporting units compared to plan (which is the primary basis for the prospective financial information included in our annual goodwill impairment test), our weighted average cost of capital and our stock price and market capitalization.

        We estimate the fair values of our reporting units using discounted cash flows, which include assumptions about a wide variety of internal and external factors. Significant assumptions used in the impairment analysis include financial projections of cash flow (including significant assumptions about operations and target capital requirements), long term growth rates for determining terminal value, and discount rates. Forecasts and long term growth rates used for our reporting units are consistent with, and use inputs from, our internal long term business plan and strategy. During our forecasting process, we assess revenue trends, medical cost trends, operating cost levels and target capital levels. Significant factors affecting these trends include changes in membership, premium yield, medical cost trends, contract renewal expectations and the impact and expectations of regulatory environments.

        Although we believe that the financial projections used are reasonable and appropriate at the time made, the use of different assumptions and estimates could materially impact the analysis and resulting conclusions. In addition, due to the long term nature of the forecasts there is significant uncertainty inherent in those projections. That uncertainty is increased by the impact of healthcare reforms as discussed in Item 1, "Business—Regulation." For additional discussions regarding how the enactment or implementation of healthcare reforms and how other factors could affect our business and the related long term forecasts, see Item 1A, "Risk Factors" in Part I of this Annual Report on Form 10 K.

        We use a range of discount rates that correspond to a market based weighted average cost of capital. Discount rates are determined for each reporting unit based on the implied risk inherent in their forecasts. This risk is evaluated using comparisons to market information such as peer company weighted average costs of capital and peer company stock prices in the form of revenue and earnings multiples. The most significant estimates in the discount rate determinations include the risk free rates and equity risk premium. Company specific adjustments to discount rates are subjective and thus are difficult to measure with certainty.

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
  the loss of significant contracts;

  •
  decreases in earnings projections;

  •
  increases in the weighted average cost of capital; and

  •
  increases in the amount of required capital for a reporting unit.

Negative changes in one or more of these factors, among others, could result in additional impairment charges.

Our ability to obtain funds from our regulated subsidiaries is restricted and our cash flows and liquidity may be adversely affected which could restrict our ability to pursue new opportunities.

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

As our Traditional insurance business goes through run-off, statutory capital and surplus at certain of our insurance subsidiaries may fall below required minimums and require the infusions of additional capital from our parent holding company or be subject to regulatory action.

        In June 2012 we discontinued marketing and selling Traditional insurance products, putting those blocks of business into run-off. Certain subsidiaries only have traditional products. Because of the varying nature of our traditional products they may not all run-off evenly over time resulting in individual company statutory losses and statutory capital and surplus below required minimums. This would require additional capital from our parent holding company or subject the subsidiary to regulatory action.

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

        Certain significant shareholders collectively own more than 50% of our outstanding common stock, which are not subject to lock-ups. In addition, certain of these shareholders have held their shares for many years and may be required to sell or distribute their shares pursuant to their fund documents or may desire to sell or distribute their shares and realize a profit on their investment. We have filed a shelf registration statement on behalf of such significant shareholders and they may sell some or all of their shares in the near future. If any of these significant shareholders sells or distributes substantial amounts of our common stock, or if it is perceived that such sales or distributions could occur, the market price of our common stock could decline.

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

ITEM 2—PROPERTIES

        Our executive offices are located in White Plains, New York, with regional offices for various administrative and operations staff in Lake Mary, Florida, Houston, Texas, Brookfield, Wisconsin, Columbia, Maryland, Mechanicsburg, Pennsylvania and San Juan, Puerto Rico. Our Medicare Advantage operations occupy office space in Houston, Texas, Dallas, Texas, and Oklahoma City, Oklahoma. In addition, we maintain other smaller, local offices to support Medicaid contracts, as well as a number of mental health clinics under our Medicaid contract in Puerto Rico. We lease a total of approximately 596,000 square feet of office space. Management considers its office facilities suitable and adequate for the current level of operations. Additional information regarding our lease obligations is included in Note 24—Commitments and Contingencies in the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.

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

ITEM 4—MINE SAFETY DISCLOSURES

        N/A

 PART II

ITEM 5—MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

        On May 2, 2011, after consummation of the Part D sale, common shares of Universal American, a Delaware company, began trading on the New York Stock Exchange, or the NYSE, under the ticker symbol "UAM." Prior to May 2, 2011, common shares of the predecessor Universal American, a New York company, traded on the NYSE under the same ticker symbol. The following table sets forth the high and low closing sales prices for Universal American common stock on the NYSE National Market, as reported by the NYSE for the periods indicated. Prices have been adjusted to reflect the $1.60 dividend paid in August 2013.

	Common Stock
			Cash Dividends Declared
	High	Low
2014
First Quarter (through February 28, 2014)	$7.49	$6.65	$—
2013
Fourth Quarter	$7.80	$7.00	$—
Third Quarter	$9.15	$7.30	$1.60
Second Quarter	$8.16	$7.01	$—
First Quarter	$8.21	$6.86	$—

        The closing sale price of our common stock on February 28, 2014, as reported by the NYSE, was $7.49 per share.

Shareholders

        As of the close of business on February 28, 2014, there were approximately 900 registered holders of record of our voting common stock and one holder of record for our nonvoting common stock.

Dividends

        On August 1, 2013, the Board of Directors approved the payment of a special cash dividend of $1.60 per share, payable on August 19, 2013 to shareholders of record as of August 12, 2013. The total dividend payment was $142.1 million of which $139.9 million was paid on August 19, 2013.

        All of the distribution, paid on August 19, 2013, was a return of capital for federal tax purposes and will not be currently taxable. The return of capital distribution reduces the holder's basis in their Universal American stock. For example, if you owned 100 shares of Universal American Corp. common stock on the record date, August 12, 2013, you received a $160 distribution. Of that distribution no amount is currently taxable; the entire $160 is a return of capital that reduces your basis in each share of stock by $1.60.

        On November 1, 2012, our Board of Directors approved the payment of a special cash dividend of $1.00 per share to each holder of the Company's outstanding common stock. This special cash dividend was paid on November 19, 2012 to the stockholders of record as of the close of business on November 12, 2012. The cumulative dividend payment was $88.2 million.

        A portion of this special cash dividend, paid on November 19, 2012, is a return of capital for Federal tax purposes and is not currently taxable. The return of capital portion reduces the holder's basis in their Universal American Corp. common stock. The breakdown is as follows:

Return of capital	23.36%
Qualified dividend	76.64%

100.00%

Issuer Purchases of Equity Securities

        On August 1, 2013, the Board of Directors authorized the repurchase of up to $40 million of its outstanding common stock. Purchases may occur from time to time in the open market, in privately negotiated transactions, or otherwise as market conditions permit. No repurchases have been made to date.

Stock Performance Graph

        The following graph compares the cumulative total shareholder return on our common stock with the cumulative total return of the New York Stock Exchange (NYSE) Composite Index, and the Dow Jones US Select Health Care Providers Index, to represent our peer group. The graph assumes an investment of $100 in each of our common stock, the NYSE Composite group, and the peer group on May 2, 2011, the first day of trading for Universal American. The graph assumes that the value of the investment in our common stock and in the above referenced indices was $100 at May 2, 2011 and that all dividends were reinvested. The price of our common stock on May 2, 2011, on which the graph is based, was $9.33. The shareholder return shown on the following graph is not necessarily indicative of future performance.

 Comparison of Cumulative Total Return Among
Universal American Corp. Common Stock,
New York Stock Exchange Composite Index, S&P 500 Index and
Peer Group
May 2, 2011 through December 31, 2013

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

ITEM 6—SELECTED FINANCIAL DATA

        The table below provides selected financial data and other operating information as of and for the five years ended December 31, 2013. We derived the selected financial data presented below for the three years ended December 31, 2013 from our audited financial statements. In connection with our 2011 Medicare Part D sale, the Medicare Part D business was reclassified to discontinued operations in our consolidated financial statements as well as for all periods in the selected financial data stated below—see Note 23—Discontinued Operations in the Notes to consolidated financial statements. We have prepared the following data, other than statutory data, in conformity with U.S. generally accepted accounting principles. You should read this selected financial data together with our consolidated financial statements and the Notes to consolidated financial statements as well as the discussion under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations."

	For the Year Ended December 31,
	2013	2012	2011	2010	2009
					(unaudited)
	(in thousands, except per share data)
Income Statement Data:
Net premium and policyholder fees earned	$2,001,309	$1,989,813	$2,221,369	$3,444,193	$2,937,991
Net investment income	36,737	42,397	47,425	39,886	46,970
Fee and other income	104,657	128,683	15,810	10,748	20,296
Net realized gain (loss) on investments	13,863	16,604	841	6,575	(24,988)

Total revenues	2,156,566	2,177,497	2,285,445	3,501,402	2,980,269
Total benefits, claims and expenses	2,326,200	2,089,641	2,275,571	3,375,094	2,920,879

(Loss) income from continuing operations before equity in losses of unconsolidated subsidiaries	(169,634)	87,856	9,874	126,308	59,390
Equity in losses of unconsolidated subsidiaries	(33,602)	(10,222)	—	—	—

(Loss) income from continuing operations before taxes	(203,236)	77,634	9,874	126,308	59,390
(Benefit from) provision for income taxes	(10,910)	24,601	7,167	38,665	19,520

(Loss) income from continuing operations	(192,326)	53,033	2,707	87,643	39,870

Discontinued operations:
(Loss) income from discontinued operations, net of taxes	—	—	(40,238)	104,240	112,138
Expenses of transactions, net of income taxes	—	—	(10,670)	(2,622)	—

(Loss) income from discontinued operations	—	—	(50,908)	101,618	112,138

Net (loss) income	$(192,326)	$53,033	$(48,201)	$189,261	$152,008

	For the Year Ended December 31,
	2013	2012	2011	2010	2009
					(unaudited)
	(in thousands, except per share data)
(Loss) income per common share:
Basic:
Continuing operations	$(2.20)	$0.61	$0.03	$1.12	$0.49
Discontinued operations	—	—	(0.64)	1.30	1.38

Net (loss) income	$(2.20)	$0.61	$(0.61)	$2.42	$1.87

Diluted:
Continuing operations	$(2.20)	$0.61	$0.03	$1.11	$0.49
Discontinued operations	—	—	(0.63)	1.29	1.38

Net (loss) income	$(2.20)	$0.61	$(0.60)	$2.40	$1.87

	As of December 31,
	2013	2012	2011	2010	2009
				(unaudited)	(unaudited)
	(in thousands, except per share data)
Balance Sheet Data:
Total cash and investments	$1,025,547	$1,294,571	$1,288,048	$1,423,131	$1,288,323
Total assets	2,101,666	2,531,299	2,357,816	3,628,185	3,819,426
Policyholder related liabilities	1,161,454	1,153,773	1,178,097	1,321,206	1,325,082
Stockholders' equity	664,899	1,012,497	940,363	1,465,997	1,411,185
Book value per share:
Basic	$7.49	$11.47	$11.54	$18.35	$17.95

Cash dividends per common share	$1.60	$1.00	$—	$2.00	$—

Data Reported to Regulators(1):
Statutory capital and surplus	$369,850	$564,380	$607,972	$887,740	$801,953
Asset valuation reserve	3,911	2,967	1,384	744	247

Adjusted capital and surplus	$373,761	$567,347	$609,356	$888,484	$802,200

(1)
2010 and 2009 include capital and surplus for Pennsylvania Life Insurance Company which was transferred to CVS Caremark in April 2011 in connection with the Medicare Part D sale. At the time of the transfer on April 29, 2011, Pennsylvania Life had capital and surplus of $231.4 million of which $184.4 million was included in the amount distributed to Universal American shareholders in connection with the sale.

ITEM 7—MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

        The following discussion and analysis presents a review of our financial condition as of December 31, 2013 and our results of operations for the years ended December 31, 2013, 2012 and 2011. As used in this report, except as otherwise indicated, references to the "Company," "Universal American," "we," "our," and "us" are to Universal American Corp., a Delaware corporation and its subsidiaries.

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

Overview

        Universal American, through our health insurance and managed care subsidiaries, primarily serves the growing Medicare population by providing Medicare Advantage products. Approximately 30% of the Medicare population in the United States is currently enrolled in Medicare Advantage plans, a type of Medicare health plan offered by private companies that contract with the federal government to provide enrollees with health insurance. Our current focus is to grow our Medicare Advantage business in our core markets, which largely consists of our health plans offered in the Southwest and Upstate New York markets. In addition, we believe there is an opportunity to address the high cost of health care for the remaining 70% of the Medicare population enrolled in traditional fee-for-service Medicare and have joined primarily with primary-care and multi-specialty provider groups to form thirty-four Accountable Care Organizations, or ACOs, pursuant to the Medicare Shared Saving Program, or Shared Savings Program. We also provide Medicaid services to Medicaid agencies through APS Healthcare and recently acquired the Total Care Medicaid health plan serving approximately 35,000 members in Upstate New York.

Our Strategy

        The principal components of our business strategy are to:

  •
  Continue to build our Medicare Advantage business and expand our Healthy Collaboration® model in our core markets.

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

  •
  Develop additional capabilities to participate in the growing dual eligible and long-term care sectors.

Emerging Opportunities in Healthcare

  Senior Market Opportunity—Medicare

        We believe that attractive growth opportunities exist in providing products, particularly health insurance, to the growing senior market. At present, approximately 51 million Americans are eligible for Medicare, the Federal program that offers basic hospital and medical insurance to people over 65 years old and some disabled people under the age of 65. According to the U.S. Census Bureau, more than 2 million Americans turn 65 in the United States each year, and this number is expected to grow as the so-called baby boomers continue to turn 65. In addition, many large employers that traditionally provided medical and prescription drug coverage to their retirees have begun to curtail these benefits. Medicare Advantage continues to grow its share of the overall Medicare market and we believe is likely to continue to gain positive acceptance with consumers.

  Medicare Shared Savings—Accountable Care Organizations

        In March 2010, President Obama signed into law The Patient Protection and Affordable Care Act and The Healthcare and Education Reconciliation Act of 2010, which we collectively refer to as the Affordable Care Act. The Affordable Care Act established ACOs as a tool to improve quality and lower costs through increased care coordination in the Medicare Fee-for-Service, or FFS, program, which covers approximately 70% of the Medicare recipients, approximately 36 million eligible Medicare beneficiaries. CMS established the Shared Savings Program to facilitate coordination and cooperation among providers to improve the quality of care for FFS beneficiaries and reduce unnecessary costs. Eligible providers, hospitals, and suppliers may participate in the Shared Savings Program by creating or participating in an ACO.

        The Shared Savings Program is designed to improve beneficiary outcomes and increase value of care by (1) promoting accountability for the care of Medicare FFS beneficiaries; (2) requiring coordinated care for all services provided under Medicare FFS; and (3) encouraging investment in infrastructure and redesigned care processes. The Shared Savings Program will reward ACOs that lower their health care costs while meeting performance standards on quality of care and putting patients first. Under the final Shared Savings Program rules, Medicare will continue to pay individual providers and suppliers for specific items and services as it currently does under the FFS payment methodologies. The Shared Savings Program rules require CMS to develop a benchmark for savings to be achieved by each ACO if the ACO is to receive shared savings. An ACO that meets the program's quality performance standards will be eligible to receive a share of the savings to the extent its assigned beneficiary medical expenditures are below the medical expenditure benchmark provided by CMS. A minimum savings rate must be achieved before the ACO can receive a share of the savings. Once the minimum savings rate is surpassed, all the savings below the benchmark provided by CMS will be shared 50% with the ACOs. The minimum savings rate varies depending on the number of patients assigned to the ACO, starting at 3.9% for ACOs with patients totaling 5,000 and grading to 2% for ACOs with patients totaling 10,000 or more.

        CMS assigns a beneficiary to the preliminary roster of an ACO if the ACO physicians billed for a "plurality" of services during the calendar year preceding the performance period. A plurality means the ACO physicians provided a greater proportion of primary care services, measured in terms of allowed charges, than the physicians in any other ACO or Medicare-enrolled tax- identification number. CMS sets the benchmark for each ACO using the historical medical costs of the beneficiaries assigned to an ACO. At the end of the ACO performance period, CMS applies the same plurality definition but to a different time period, the actual performance period. CMS does not fully update the benchmark to reflect the new mix of beneficiaries assigned during the performance period. As a result, many beneficiaries originally assigned to an ACO at the beginning of a performance year (i.e. January 1) may no longer be on the ACOs roster at the end of a performance year (i.e. December 31) if they did not see a physician in the ACO during the performance year. As a result, many ACOs may experience a significant attrition of healthier patients in their ACO rosters that were included in the original benchmark set by CMS but had not received care during the performance period itself. This can have a significant adverse impact on an ACOs ability to achieve shared savings. Accordingly, it will be important for ACOs to ensure that all the assigned beneficiaries to an ACO continue to receive wellness and other services during the year to ensure they are assigned to the ACO at the end of the performance period.

        As of December 31, 2013, we have partnered with primary-care provider groups and a variety of other health care providers to form thirty-four ACOs which have been approved by CMS for participation in the Shared Savings Program. Based on data provided by CMS at December 31, 2013, these thirty-four ACOs included approximately 3,200 participating providers with approximately 358,000 assigned Medicare fee-for-service beneficiaries covering portions of thirteen states both within and outside our current Medicare Advantage footprint, including Southeast Texas and upstate New York. CHS provides these ACOs with care coordination, analytics and reporting, technology and other administrative capabilities to enable participating providers to deliver better care, improved health and lower healthcare costs for their Medicare fee-for-service beneficiaries. During 2014, we may reduce the number of our ACOs based on a variety of factors, including the level of commitment by the physicians in the ACO and the likelihood of the ACO achieving shared savings.

        The Medicare Shared Savings Program is relatively new and therefore has limited historical experience. This impacts our ability to accurately accumulate and interpret the data available for calculating the ACOs' shared savings. Therefore, we were not able to recognize revenue for the year ended December 31, 2013. We expect that any revenue for the initial program periods ending December 31, 2013 will be reported in 2014. Based on the ACO operating agreements, we bear nearly all of the costs of the ACO operations until revenue is recognized. At that point, we share in 100% of the revenue up to our costs incurred. Any remaining profit is generally shared equally with our ACO provider partners.

  Medicaid Program, Dual Eligibles and Health Benefits Exchanges

        Established in 1965, Medicaid is the largest publicly funded program in the United States, and provides health insurance to low-income families and individuals with disabilities. Authorized by Title XIX of the Social Security Act, Medicaid is an entitlement program funded jointly by the federal and state governments and administered by the states. The majority of funding is provided at the federal level. Each state establishes its own eligibility standards, benefit packages, payment rates and program administration within federal standards. Eligibility is based on a combination of household income and assets, often determined by an income level relative to the federal poverty level. Historically, children have represented the largest eligibility group. Our APS Healthcare segment provides a variety of healthcare services to Medicaid beneficiaries in numerous states.

        Due to the Medicaid expansion provisions under the Affordable Care Act, CMS projects that Medicaid expenditures will increase from approximately $420 billion in 2012 to approximately $740 billion by 2020. In addition, as part of the Affordable Care Act, approximately 15 million additional people are expected to qualify for Medicaid in 2015.

        A portion of Medicaid beneficiaries are dual eligibles, low-income seniors and people with disabilities who are enrolled in both Medicaid and Medicare. Based on CMS and Kaiser Family Foundation data, we estimate there are approximately 10 million dual eligible enrollees with annual spending of approximately $400 billion. Only a small portion of the total spending on dual eligibles is administered by managed care organizations. Dual eligibles tend to consume more healthcare services due to their tendency to have more chronic health issues.

        Health Insurance Exchanges are a key component of the Affordable Care Act. The Exchanges offer individuals and small businesses the opportunity to obtain health insurance through private companies. Each State has the option of operating its own Exchange, partnering with the federal government or defaulting to a federally-run Exchange. Insurers are required to offer a minimum level of benefits with three levels of coverage that vary based on premiums and out-of-pocket costs. On January 1, 2014, we launched an Exchange product in Upstate New York. As of March 1, 2014, we have less than 300 members in our Exchange product.

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

  •
  implementation of a quality bonus for STAR ratings, beginning in 2012;

  •
  stipulated minimum medical loss ratios, beginning in 2014;

  •
  non-deductible health insurance industry fee, beginning in 2014;

  •
  coding intensity adjustments, with mandatory minimums, beginning in 2015;

  •
  limitation on the federal tax deductibility of compensation earned by individuals, beginning in 2013; and

  •
  accountable care organizations, beginning in 2012.

        Reduced Medicare Advantage reimbursement rates—Beginning in 2012, the Medicare Advantage "benchmark" rates began the transition to target Medicare fee-for-service cost benchmarks of 95%, 100%, 107.5% or 115% of the calculated Medicare fee-for-service costs. The transition period is 2, 4 or 6 years depending upon the applicable county. The counties are divided into quartiles based on each county's fee-for-service Medicare costs. We estimate that approximately 58% of our current membership resides in counties where the Medicare Advantage benchmark rate will equal 95% of the calculated Medicare fee-for-service costs, with approximately 95% of these members having a 6 year transition period. Under the law, the premiums for such members commenced the transition to 95% of Medicare fee-for-service costs beginning in 2012. This followed the freezing of Medicare Advantage reimbursement rates in 2011 based on our 2010 levels.

        Medicare Advantage payment benchmarks have been cut over the last several years, with additional funding reductions to be phased in as noted above. In April 2013, CMS released its "Final Notice for Methodological Changes for Calendar Year (CY) 2014 for Medicare Advantage (MA) Capitation Rates, and Part C and Part D Payment Policies and 2014 Call Letter" (the "Final Notice") regarding 2014 Medicare Advantage benchmark rates and payment policies. The Final Notice included significant reductions to 2014 Medicare Advantage payments, including the benchmark reductions described above. These reductions and the Health Reform legislation insurance industry fee described below result in revenue reductions and incremental assessments totaling approximately 4.7% for 2014, against a typical industry forward medical cost trend outlook of 3% and limit the ability of plans to reduce benefits. As a result of these factors, we elected not to rebid our Medicare Advantage rural private fee-for-service contract covering approximately 10,700 beneficiaries in 2014. In addition, these factors will likely affect our plan benefit designs, market participation, growth prospects and earnings potential for our Medicare Advantage plans in the future. In February 2014, CMS released its proposal for 2015 Medicare rates (the "45 Day Call Letter") which is expected to reduce Medicare rates between 3%- 6%. These expected rate reductions do not include the increase in the non-deductible health insurance industry fee, known as the ACA fee. In addition, CMS has proposed excluding the diagnosis codes obtained from in-home health risk assessments for risk adjustment purposes, unless such codes are subsequently validated by a subsequent clinical encounter with a qualified provider. CMS will release its final action on 2015 rates in April 2014.

        Implementation of quality bonus for STAR ratings—Beginning in 2012, Medicare Advantage plans with an overall "STAR rating" of three or more stars (out of five) based on 2011 performance are eligible for a "quality bonus" in their basic premium rates. Plans receiving STAR bonus payments are required to use the additional dollars to provide "extra benefits" for the plans' enrollees, to comply with required minimum loss ratios, resulting in a competitive advantage for those plans rather than a direct financial impact. The Affordable Care Act limits these quality bonuses to the plans that achieve 4 or more stars as their overall rating, but CMS is using demonstration authority to expand the quality bonus to 3 STAR plans for a three year period that will end December 31, 2014. In addition, beginning in 2012, Medicare Advantage STAR ratings affect the rebate percentage available for plans to provide additional member benefits (plans with quality ratings of 3.5 stars or above will have their rebate percentage increased from a base rate of 50% to 65% or 70%). In all cases, this rebate percentage is lower than the pre-Affordable Care Act rebate percentage of 75%. Our Medicare Advantage plans for 2014 are rated from 3.0 to 4.0 stars out of 5.0, with approximately 75% of our core membership now in plans rated 4 stars, which ratings are considered when preparing our bids to be submitted for 2015. A summary of these ratings is presented below:

Contract	Plan Name	Location	Members (000's)(1)	2014 STAR Rating	Change from 2013 STAR Rating
H4506	Texan Plus HMO	Southeast Texas	49.9	4.0	0.5
H2816	Today's Options Network PFFS	Northeast	25.0	4.0	1.0
H2775	Today's Options PPO	Northeast	13.2	3.5	0.5
H3333	Today's Options PFFS	Northeast (rural)	2.0	3.5	—
H3706	Generations Healthcare HMO	Oklahoma City	5.9	3.0	—
H5656	Texan Plus HMO	North Texas (Dallas)	4.6	3.0	—
H6169	Today's Options Network PFFS	Midwest, Southeast	16.2	3.0	0.5
H5378	Today's Options PPO	Midwest, Southeast	2.8	3.0	0.5

			119.6

(1)
Membership as of December 31, 2013. Excludes 13,200 members in areas subject to 2014 Service Area Reductions. This includes 10,700 rural members whose plans were not renewed for 2014.

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

        Stipulated minimum MLRs—Beginning in 2014, the new healthcare reform legislation will stipulate a minimum medical loss ratio, or MLR, of 85% for Medicare Advantage plans. This MLR takes into account benefit costs, quality initiative expenses, the ACA fee and taxes. Financial and other penalties may result from failing to achieve the minimum MLR ratio. Our reported Medicare Advantage MLR was 83.4% for the year ended December 31, 2013 and 80.6% for the year ended December 31, 2012. Although the methodology for defining medical costs and for calculating MLRs was recently defined by CMS, it remains subject to interpretation and we are continuing to evaluate its impact. Complying with such minimum ratio by increasing our medical expenditures or refunding any shortfalls to the federal government could have a material adverse effect on our operating margins, results of operations, and our statutory required capital.

        Non-deductible health insurance industry fee ("ACA Fee")—Beginning in 2014, the new healthcare reform legislation will impose an annual aggregate health insurance industry fee of $8.0 billion (with increasing annual amounts thereafter) on health insurance premiums, including Medicare Advantage premiums, that is not deductible for income tax purposes. As a result, our effective income tax rate will increase in 2014 and future years. Our share of the new fee will be based on our pro rata percentage of premiums written during the preceding calendar year compared to the industry as a whole, calculated annually. This fee will first be expensed and paid in 2014 and will affect the profitability of our Medicare Advantage business and could have a material adverse effect on our results of operations. We have estimated that the fee to be paid in 2014, based on 2013 net written premiums, will be approximately $22 million. Pursuant to the guidance issued by the FASB in July 2011, for reporting in accordance with U.S generally accepted accounting principles (GAAP), the liability for the fee will be estimated and recorded in full once the entity provides qualifying health insurance in the corresponding period with a corresponding deferred cost that is to be amortized to expense on a straight-line basis over the applicable calendar year. For statutory reporting purposes, the fee will be expensed on January 1 in the year of payment, rather than amortized to expense over the year. The ACA fee will be included in other operating costs, however, will be factored in when calculating the stipulated minimum MLR.

        Coding intensity adjustments—Under the new healthcare reform legislation, the coding intensity adjustment instituted in 2010 became permanent, resulting in mandated minimum reductions in risk scores of 4.91% in 2014 increasing each year to 5.91% in 2018. These coding adjustments may adversely affect the level of payments from CMS to our Medicare Advantage plans.

        Limitation on the federal tax deductibility of compensation earned by individuals—Beginning in 2013, with respect to services performed during 2010 and afterward, for health insurance companies, the federal tax deductibility of compensation will be limited under Section 162(m)(6) of the Code to $500,000 per individual and will not contain an exception for "performance-based compensation." This limitation has increased our effective tax rate by approximately 60 basis points for the year ended December 31, 2013 and 200 basis points for the year ended December 31, 2012.

        Accountable Care Organizations—The Affordable Care Act established Accountable Care Organizations, or ACOs, as a tool to improve quality and lower costs through increased care coordination in the Medicare fee-for-service program. CMS established the Medicare Shared Savings Program, or MSSP, to facilitate coordination and cooperation among providers to improve the quality of care for Medicare fee-for-service beneficiaries and reduce unnecessary costs. To date, we have partnered with numerous groups of healthcare providers to form thirty-four ACOs that have been approved to participate in the MSSP. ACOs are entities that contract with CMS to serve the Medicare fee-for-service population with the goal of better care for individuals, improved health for populations and lower costs. ACOs share savings with CMS to the extent that the actual costs of serving assigned beneficiaries are below certain trended benchmarks of such beneficiaries and certain quality performance measures are achieved. We provide a variety of services to the ACOs, including care coordination, analytics and reporting, technology and other administrative services to enable these physicians and their associated healthcare providers to deliver better quality care, improved health and lower healthcare costs for their Medicare fee-for-service patients. As of December 31, 2013, we have incurred inception-to-date expenses of approximately $63 million, pre-tax, related to our ACO business, including our equity in the losses of our unconsolidated ACOs and have recognized no revenues to date. We also expect to incur significant costs during 2014. Under the MSSP, CMS will not make any payments to ACO's for the first measurement year ended December 31, 2013 until the second half of 2014, which will negatively impact our cash flows. In order to receive revenues from CMS under the MSSP, the ACO must meet certain minimum savings rates (i.e. save the federal government money) and meet certain quality measures. More specifically, an ACO's medical expenses for its assigned beneficiaries during a relevant measurement year must be below the benchmark established by CMS for such ACO. On the quality side, the MSSP requires ACOs to meet thirty-three quality measures, which CMS may vary from time to time. Notwithstanding our efforts, our ACOs may be unable to meet the required savings rates or may not satisfy the quality measures, which may result in our receiving no revenues and losing our substantial investment. In addition, as the MSSP is a new program, it presents challenges and risks associated with the timeliness and accuracy of data and interpretation of complex rules, which may impact the timing and amount of revenue we can recognize and could have a material adverse effect on our ability to recoup any of our investment in this new business. Further, there can be no assurance that we will maintain positive relations with each of our thirty-four ACO partners which may result in certain of the ACOs terminating our relationship, which will result in a potential loss of our investment.

        In addition, CMS, the US Office of Inspector General, the Internal Revenue Service, the Federal Trade Commission, the US Department of Justice, and various states have adopted or are considering adopting new legislation, rules, regulations and guidance relating to formation and operation of ACOs. Such laws may, among other things, require ACOs to become subject to financial regulation such as maintaining deposits of assets with the states in which they operate, the filing of periodic reports with the insurance department and/or department of health, or holding certain licenses or certifications in the jurisdictions in which the ACOs operate. Failure to comply with legal or regulatory restrictions may result in CMS terminating an ACO's agreement with CMS and/or subjecting an ACO to loss of the right to engage in some or all business in a state, payment of fines or penalties, or may implicate federal and state fraud and abuse laws relating to anti-trust, physician fee-sharing arrangements, anti-kickback prohibitions or prohibited referrals, any of which may adversely affect our operations and/or profitability.

Special Dividends

        On August 1, 2013, the Board of Directors approved the payment of a special cash dividend of $1.60 per share, payable on August 19, 2013 to shareholders of record as of August 12, 2013. The total dividend payment was $142.1 million of which $139.9 million was paid on August 19, 2013.

        All of the 2013 distribution was a return of capital for federal tax purposes and will not be currently taxable. The return of capital distribution reduces the holder's basis in their Universal American stock. For example, if you owned 100 shares of Universal American Corp. common stock on the record date, August 12, 2013, you received a $160 distribution. Of that distribution no amount is currently taxable; the entire $160 is a return of capital that reduces your basis in each share of stock by $1.60.

        On November 1, 2012, our Board of Directors approved the payment of a special cash dividend of $1.00 per share to each holder of the Company's outstanding common stock. This special cash dividend was paid on November 19, 2012 to the stockholders of record as of the close of business on November 12, 2012. The cumulative dividend payment was $88.2 million.

        A portion of the 2012 special cash dividend was a return of capital for federal tax purposes and was not considered taxable. The return of capital portion reduced the holder's basis in their Universal American Corp. common stock. The breakdown is as follows:

Return of capital	23.36%
Qualified dividend	76.64%

100.00%

Stock Repurchase Plan

        On August 1, 2013, our Board of Directors authorized the repurchase of up to $40 million of our outstanding common stock. Purchases may occur from time to time in the open market, in privately negotiated transactions, or otherwise as market conditions permit. No repurchases have been made to date.

Membership

        The following table presents our membership in Medicare Advantage products as of December 31:

	December 31, 2013(1)	December 31, 2012(2)
	(in thousands)
Membership
Southwest HMO	61.0	56.6
Northeast Network	37.5	36.0
Southeast Network	5.6	5.8

Core Markets	104.1	98.4
All Other Network	12.6	16.5
Rural	2.9	16.1

Total Membership	119.6	131.0

(1)
Excludes 13,200 members in areas subject to 2014 Service Area Reductions. This includes 10,700 rural members whose plans were not renewed for 2014.

(2)
Excludes 3,300 members in areas subject to 2013 Service Area Reductions.

Segment Overview

        Our business segments are based on product offerings and consist of

  •
  Senior Managed Care—Medicare Advantage, and

  •
  Traditional Insurance.

        Our remaining segment, Corporate & Other, reflects the activities of our holding company, along with start-up and operating costs associated with our ACO business, the operations of APS Healthcare since its acquisition on March 2, 2012, the operations of Total Care acquired on December 1, 2013 and other ancillary operations. See Note 25—Business Segment Information in the Notes to consolidated financial statements for a description of our segments.

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

Asset Impairment Charge

        On March 2, 2012, we acquired APS Healthcare at a purchase price of $222.3 million. The allocation of the purchase price resulted in goodwill of $164.8 million and other intangible assets of $29.2 million. During calendar year 2013, we recorded an impairment of $189.4 million, which included impairments to goodwill of $164.8 million, amortizing intangibles of $16.1 million and tangible assets of $8.5 million. See Critical Accounting Policies elsewhere in this section and Note 8—Goodwill and Other Intangible Assets of Notes to consolidated financial statements for further information.

Results of Operations—Consolidated Overview

        The following table reflects income (loss) from each of our segments and contains a reconciliation to reported net (loss) income:

	For the year ended December 31,
	2013	2012	2011
Senior Managed Care—Medicare Advantage(1)	$53,467	$92,775	$72,664
Traditional Insurance(1)	10,946	18,065	15,694
Corporate & Other(1)	(281,512)	(49,810)	(79,325)
Net realized gains on investments(1)	13,863	16,604	841

(Loss) income before income taxes(1)	(203,236)	77,634	9,874
(Benefit from) provision for income taxes	(10,910)	24,601	7,167

(Loss) income from continuing operations	(192,326)	53,033	2,707
Loss from discontinued operations(2)	—	—	(50,908)

Net (loss) income	$(192,326)	$53,033	$(48,201)

(Loss) income per common share (diluted):
Continuing operations	$(2.20)	$0.61	$0.03
Discontinued operations	—	—	(0.63)

Net (loss) income	$(2.20)	$0.61	$(0.60)

(1)
We evaluate the results of operations of our segments based on income (loss) before realized gains and losses and income taxes. We believe that realized gains and losses are not indicative of overall operating trends. This differs from U.S. generally accepted accounting principles, which reflects the effect of realized gains and losses in the determination of net income (loss). The schedule above reconciles our segment income (loss), to net (loss) income in accordance with U.S. generally accepted accounting principles.

(2)
Includes after-tax transaction costs of $10.7 million or $0.13 per diluted share in 2011 (see Note 23—Discontinued Operations in the Notes to consolidated financial statements).

  Years ended December 31, 2013 and 2012

        Loss from continuing operations for the year ended December 31, 2013 was $192.3 million, or ($2.20) per diluted share, compared to income from continuing operations of $53.0 million, or $0.61 per diluted share, for the year ended December 31, 2012. These amounts include asset impairment charges, net of taxes, of $178.1 million, or $2.04 per diluted share, in 2013 as well as realized investment gains, net of taxes, of $9.0 million, or $0.10 per diluted share, and $10.8 million, or $0.12 per diluted share in 2013 and 2012, respectively.

        Our Senior Managed Care—Medicare Advantage segment generated income before income taxes of $53.5 million for the year ended December 31, 2013, a decrease of $39.3 million compared to the year ended December 31, 2012. The decrease in earnings was driven by the medical benefit ratio increasing to 83.4% for the full year 2013 compared to 80.6% for 2012 partially offset by a decrease in our administrative expense ratio from 15.0% in 2012 to 14.3% in 2013. For the year ended December 31, 2013, there was $23.3 million of net favorable prior year items compared to $27.4 million for the year ended December 31, 2012.

        Our Traditional Insurance segment generated income before taxes of $10.9 million for 2013, a decrease of $7.1 million compared to 2012. The decrease in earnings is driven by the reduction of business in-force which resulted in lower underwriting income as well as higher operating expenses, primarily consulting and outside services.

        The loss before income taxes from our Corporate & Other segment increased by $231.7 million for the year ended December 31, 2013 compared to 2012. This was due primarily to asset impairment charges related to APS Healthcare totaling $189.4 million, with $97.7 million taken in the fourth quarter of 2013 and $91.7 million taken in the second quarter of 2013, as well as an increase in total ACO costs, an increase in business development costs, and lower profitability of our APS Healthcare business.

        Our effective tax rate on continuing operations was 5.4% for 2013 compared with 31.7% for 2012. The variance in the 2013 effective tax rate compared with the 35% federal rate was driven by permanent items relating primarily to non-deductible goodwill impairment, the limitation on the deductibility of executive compensation for health insurers enacted in the Affordable Care Act, interest on the mandatorily redeemable preferred stock, foreign and state income taxes and non-recurring tax expenses. The effective tax rate in 2012 was favorably impacted by the recognition of certain state tax benefits, partially offset by permanent items, including non-deductible executive compensation and interest.

        Income taxes include non-recurring tax (expenses) benefits of ($1.2) million and $7.3 million for the years ended December 31, 2013 and 2012, respectively. The 2013 expense primarily related to the establishment of a valuation allowance against deferred tax assets. The 2012 benefit primarily relates to acceptance of amended returns for prior years that removed certain revenues from revenue-based state taxes that resulted in a reserve release of $2.6 million and the recording of a receivable of $3.6 million. In addition, the 2012 benefit includes a $1.2 million reserve release related to items on which the statute of limitations has expired.

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

        The loss before income taxes from our Corporate & Other segment decreased by $29.5 million for the year ended December 31, 2012 compared to 2011. This was primarily due to 2011 charges of $22.0 million for restructuring costs, $15.6 million related to impairment of an intangible asset related to our Career distribution channels that were closed in the fourth quarter of 2011 and an $8.6 million charge to stock-based compensation expense related to accelerated vesting of equity awards in connection with the Medicare Part D sale, partially offset by $21.7 million of start-up and operating costs relating to the development of our ACO business and higher debt service costs incurred in 2012.

        Our effective tax rate on continuing operations was 31.7% for 2012, compared with 72.6% for 2011. The effective tax rate in 2012 was favorably impacted by the recognition of certain state tax benefits, partially offset by the limitation on the deductibility of executive compensation for health insurers enacted in the Affordable Care Act. The effective tax rate in 2011 was driven by our low pre-tax income that magnified the effective rate impact of revenue based state taxes on lines of business for which revenues were relatively constant year-over-year and permanent non-deductible items. Excluding non-recurring tax benefits (discussed below), revenue-based state taxes and certain items that arose in connection with the 338(h)(10) election, the effective tax rate was 41.1% in 2012, compared with 44.0% in 2011, with permanent items of $1.2 million contributing 11.9% to the rate in 2011.

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

        Discontinued operations include the results of operations related to our Medicare Part D business and related corporate items that were transferred to CVS Caremark in connection with the closing of the Medicare Part D sale on April 29, 2011. See Note 23—Discontinued Operations in the Notes to consolidated financial statements for further information. We had a loss from discontinued operations of $50.9 million or $0.63 per diluted share for the year ended December 31, 2011, which represented the four months of operations prior to closing of the Medicare Part D sale as well as $10.7 million after-tax of transaction expenses. The benefits design of the Medicare Part D business results in significant seasonality in financial results, resulting in losses in the early part of the year, followed by profits in the latter part of the year.

Segment Results—Senior Managed Care—Medicare Advantage

	For the year ended December 31,
	2013	2012	2011
	(in thousands)
Net premiums	$1,617,176	$1,619,336	$1,960,201
Net investment and other income	18,745	23,414	28,167

Total revenue	1,635,921	1,642,750	1,988,368

Medical expenses	1,348,554	1,304,747	1,608,320
Amortization of intangible assets	3,017	3,128	3,994
Commissions and general expenses	230,883	242,100	303,390

Total benefits, claims and other deductions	1,582,454	1,549,975	1,915,704

Segment income before income taxes	$53,467	$92,775	$72,664

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

  Years ended December 31, 2013 and 2012

        Our Senior Managed Care—Medicare Advantage segment generated income before income taxes of $53.5 million for the year ended December 31, 2013, a decrease of $39.3 million compared to the year ended December 31, 2012. The decrease in earnings was driven by the medical benefit ratio increasing to 83.4% for the full year 2013 compared to 80.6% for 2012 partially offset by a decrease in our administrative expense ratio from 15.0% in 2012 to 14.3% in 2013. For the year ended December 31, 2013, there was $23.3 million of net favorable prior year items compared to $27.4 million for the year ended December 31, 2012.

        Net premiums.    Net premiums for the Senior Managed Care—Medicare Advantage segment decreased by $2.2 million compared to the year ended December 31, 2012. In 2013, net premiums included $33.2 million of favorable prior period items compared to $34.4 million of favorable prior period adjustments in 2012.

        Net investment and other income.    Net investment and other income decreased $4.7 million due to the payment of dividends to the parent in 2013 and due to the maturity of higher yielding assets with the proceeds being reinvested in lower yielding securities in this low interest rate environment.

        Medical expenses.    Medical expenses increased by $43.8 million compared to the year ended December 31, 2012, increasing the medical expense ratio to 83.4% for 2013 from 80.6% for 2012. During 2013, medical expenses included $9.9 million of net unfavorable items related to prior periods, compared to $7.0 million of net unfavorable items related to prior periods in 2012. 2013 medical expenses were also unfavorably impacted by an increase in inpatient and emergent care utilization in our non-HMO lines of business and an increase in the volume of large dollar claims in our HMO lines of business. In addition, $7.4 million, or 0.4% of the medical expense ratio, is related to the results of sequestration from the April—December period of 2013. Adjusting for the prior year items discussed above, our medical expense ratio was 84.5% for 2013.

        Commissions and general expenses.    Commissions and general expenses for the year ended December 31, 2013 decreased $11.2 million compared to the year ended December 31, 2012, primarily as the result of the decreased level of membership. Our administrative expense ratio improved to 14.3% for the year ended December 31, 2013 from 15.0% in 2012 primarily as a result of our cost reduction efforts. Included in our 2013 general expenses are $28.7 million of expenses, or 1.8% of premium, that are considered quality initiative expenses, which will be reported in medical expenses in 2014.

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

        Net premiums.    Net premiums for the Senior Managed Care—Medicare Advantage segment decreased by $340.9 million compared to the year ended December 31, 2011, primarily due to the decline in membership. In 2012, net premiums included $34.4 million of net favorable prior year items compared to $26.9 million in 2011.

        Net investment and other income.    Net investment and other income decreased $4.8 million primarily due to the maturity of higher yielding assets with the proceeds being reinvested in lower yielding securities in this low interest rate environment.

        Medical expenses.    Medical expenses decreased by $303.6 million compared to the year ended December 31, 2011, as a result of the decrease in member months from 2011 and an improvement in the medical expense levels for retained members, improving the medical expense ratio to 80.6% for 2012 from 82.0% for 2011. During 2012, medical expenses included $7.0 million of net unfavorable prior year items compared to $4.1 million in 2011. Adjusting for the prior year items, our medical expense ratio was 81.9% for 2012.

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

Segment Results—Traditional Insurance

	For the year ended December 31,
	2013	2012	2011
	(in thousands)
Net premiums	$213,920	$241,904	$260,875
Net investment income	17,671	18,904	21,031
Other income	1,613	2,059	1,907

Total revenue	233,204	262,867	283,813

Policyholder benefits	160,745	186,246	198,955
Change in deferred policy acquisition costs	12,628	5,418	4,287
Amortization of intangible assets	405	478	419
Commissions and general expenses, net of allowances	48,480	52,660	64,458

Total benefits, claims and other deductions	222,258	244,802	268,119

Segment income before income taxes	$10,946	$18,065	$15,694

        Our Traditional Insurance segment consists of three major lines of business. Senior Market includes Medicare supplement, senior dental and hospital indemnity products. Specialty Health includes disability, specified disease, hospital, surgical and long-term care products. Life Insurance includes senior life products. We discontinued marketing and selling Traditional insurance products after June 1, 2012.

  Years ended December 31, 2013 and 2012

        Our Traditional Insurance segment generated income before taxes of $10.9 million for 2013, a decrease of $7.1 million compared to 2012. The decrease in earnings is driven by the reduction of business in-force which resulted in lower underwriting income as well as higher operating expenses, primarily consulting and outside services.

        Net premiums.    Net premium declined by $28.0 million, or 11.6%. This is primarily the result of the continued effect of lapsation across all lines of business, but primarily driven by Medicare supplement. The following tables detail premium for the segment by major lines of business:

	Year ended December 31,
	2013			2012
	Gross	Ceded	Net	Gross	Ceded	Net
	(in thousands)
Senior market	$198,172	$(41,999)	$156,173	$227,859	$(49,375)	$178,484
Specialty health	50,117	(6,643)	43,474	54,034	(6,904)	47,130
Life insurance	48,209	(33,936)	14,273	53,735	(37,445)	16,290

Total premium	$296,498	$(82,578)	$213,920	$335,628	$(93,724)	$241,904

        Net investment income.    Net investment income decreased by $1.2 million, primarily due to the maturity of higher yielding assets with the proceeds being reinvested in lower yielding securities in this low interest rate environment, as well as a lower invested asset base due to the payment of dividends in 2013 and the declining blocks of business.

        Policyholder benefits.    Policyholder benefits incurred declined by $25.5 million, or 13.7%, compared to 2012. This decline was principally due to the overall decline of insurance in-force in the Senior Market and Specialty Health lines of business and a lower medical trend on Medicare supplement. For 2013, the policyholder benefit ratio for senior market health was 67.2% compared with 71.0% in 2012, and for specialty health was 107.4% in 2013, compared with 107.2% in 2012.

        Change in deferred acquisition costs.    The change in deferred acquisition costs increased $7.2 million compared to 2012. This was primarily caused by the lower capitalization in 2013 due to the decision to discontinue marketing and selling Traditional insurance products in mid-2012.

        Commissions and general expenses, net of allowances.    Commissions and general expenses, net of allowances, decreased by $4.2 million from 2012. This decrease is primarily attributed to the decision to stop marketing and selling Traditional insurance products and lower costs required to run a smaller book of business in-force partially offset by higher consulting and outside services costs.

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

        Net premiums.    Net premium declined by $19.0 million, or 7.3%. This is primarily the result of the continued effect of lapsation on our Medicare supplement and specialty health in-force business. The following tables detail premium for the segment by major lines of business:

	Year ended December 31,
	2012			2011
	Gross	Ceded	Net	Gross	Ceded	Net
	(in thousands)
Senior market	$227,859	$(49,375)	$178,484	$257,160	$(64,451)	$192,709
Specialty health	54,034	(6,904)	47,130	59,553	(7,848)	51,705
Life insurance	53,735	(37,445)	16,290	61,497	(45,036)	16,461

Total premium	$335,628	$(93,724)	$241,904	$378,210	$(117,335)	$260,875

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

Segment Results—Corporate & Other

        The following table presents the primary components comprising the loss from the segment:

	For the year ended December 31,
	2013	2012	2011
	(in thousands)
Net premiums	$170,213	$128,574	$—
Net investment income	560	261	72
Fee and other income	112,098	135,739	15,135

Total revenue	282,871	264,574	15,207

Claims and other benefits	146,891	106,263	—
Amortization of intangible assets	4,420	4,525	—
Interest expense	6,562	6,238	2,408
Restructuring costs	7,209	4,109	22,042
Asset impairment charges	189,443	—	15,622
Commissions and general expenses	176,256	183,027	54,460

Total benefits, claims and other deductions	530,781	304,162	94,532
Equity in losses of unconsolidated subsidiaries	(33,602)	(10,222)	—

Segment loss before income taxes	$(281,512)	$(49,810)	$(79,325)

        Corporate & Other includes the results of APS Healthcare since it was acquired on March 2, 2012 and Total Care since it was acquired on December 1, 2013.

  Years ended December 31, 2013 and 2012

        The loss before income taxes from our Corporate & Other segment increased by $231.7 million for the year ended December 31, 2013 compared to 2012. This was due primarily to asset impairment charges related to APS Healthcare totaling $189.4 million, with $97.7 million taken in the fourth quarter of 2013 and $91.7 million taken in the second quarter of 2013, as well as a $19.9 million increase in total ACO costs in 2013, an increase in business development costs, and lower profitability of our APS Healthcare business.

        Net premiums.    Net premiums increased by $41.6 million for the year ended December 31, 2013 compared to 2012 primarily due to 2013 including a full year of APS Healthcare results compared with ten months in 2012 as APS Healthcare was acquired on March 2, 2012 and one month of Total Care revenue in 2013, amounting to $12.8 million.

        Fee and other income.    Fee and other income decreased by $23.6 million for the year ended December 31, 2013 compared to 2012 primarily due to lower levels of fee for service business at APS Healthcare, partially offset by including a full year of APS Healthcare results in 2013, compared with ten months in 2012.

        Claims and other benefits.    Claims and other benefits increased by $40.6 million for the year ended December 31, 2013 compared to 2012, primarily related to 2013 including a full year of APS Healthcare results compared to ten months in 2012 as well as higher utilization levels in our APS Puerto Rico business. In addition, 2013 included one month of Total Care benefits, amounting to $11.7 million.

        Amortization of intangible assets.    This represents the amortization of APS Healthcare and Total Care intangible assets. The increase is primarily due to 2013 including a full year of APS Healthcare results compared to ten months in 2012.

        Interest expense.    This represents interest related to the credit facility entered into in connection with our acquisition of APS Healthcare on March 2, 2012 and dividends on the Mandatorily Redeemable Preferred Shares, which was issued on April 29, 2011.

        Restructuring costs.    These costs represent charges for severance and other benefits related to a workforce reduction plan that we took in connection with several initiatives to realign our organization and consolidate certain functions to increase efficiency and responsiveness to customers and reduce costs.

        Asset impairment charges.    During calendar year 2013, we recorded asset impairment charges related to APS Healthcare of $189.4 million, which included impairments to goodwill of $164.8 million, amortizing intangibles of $16.1 million and tangible assets of $8.5 million. For additional information, see Note 5—Business Combinations and Note 8—Goodwill And Other Intangible Assets in the Notes to consolidated financial statements.

        Commissions and general expenses.    Total commissions and general expenses decreased by $6.8 million for the year ended December 31, 2013 compared to 2012. This was driven by an $11.2 million decrease at APS Healthcare primarily related to expense reduction initiatives and lower levels of business. In addition, operating expenses of our CHS subsidiary declined by $3.4 million, as more ACO development costs were incurred in 2012 as compared to 2013 (see further discussion below). General corporate expenses increased $6.3 million compared with 2012, primarily related to business development activities. 2013 also included one month of Total Care results amounting to $1.5 million.

        Equity in losses of unconsolidated subsidiaries.    This line represents our share of losses on our unconsolidated ACO subsidiaries. Including the ACO operating expenses of our CHS subsidiary reported in commissions and general expenses above, total ACO costs were $41.6 million for the year ended December 31, 2013 compared with $21.7 million for 2012 and represent the start-up and operating costs of our ACO business. The increase of $19.9 million is driven by increased operating costs, as there were thirty-one ACO entities in operation in 2013 compared to sixteen at December 31, 2012. We did not recognize any ACO revenue for the year ended December 31, 2013. We expect that any revenue for the initial program periods ending December 31, 2013 will be reported in 2014. Based on the ACO operating agreements, we bear all costs of the ACO operations until revenue is recognized. At that point, we share in 100% of the revenue up to our costs incurred. Any remaining profit is generally shared equally with our ACO provider partners.

  Years ended December 31, 2012 and 2011

        The loss before income taxes from our Corporate & Other segment decreased by $29.5 million for the year ended December 31, 2012 compared to 2011. This was primarily due to 2011 charges of $22.0 million for restructuring costs, $15.6 million related to impairment of an intangible asset related to our Career distribution channels that were closed in the fourth quarter of 2011 and an $8.6 million charge to stock-based compensation expense related to accelerated vesting of equity awards in connection with the Medicare Part D sale, partially offset by $21.7 million of start-up and operating costs relating to the development of our ACO business and higher debt service costs incurred in 2012.

        Net premiums.    Net premiums increased by $128.6 million for the year ended December 31, 2012 due to ten months of results related to APS Healthcare, acquired on March 2, 2012.

        Fee and other income.    Fee and other income increased by $120.6 million for the year ended December 31, 2012 primarily due to ten months of results related to APS Healthcare, acquired on March 2, 2012.

        Claims and other benefits.    Claims and other benefits increased by $106.3 million for the year ended December 31, 2012 due to ten months of results related to APS Healthcare, acquired on March 2, 2012.

        Amortization of intangible assets.    This represents the amortization of APS Healthcare intangible assets. The increase is due to ten months of results related to APS Healthcare, acquired on March 2, 2012.

        Interest expense.    This represents interest related to the credit facility entered into in connection with our acquisition of APS Healthcare on March 2, 2012 and dividends on the Mandatorily Redeemable Preferred Shares, which was issued on April 29, 2011.

        Restructuring costs.    These costs represent charges we took in connection with several initiatives to realign our organization and consolidate certain functions to increase efficiency and responsiveness to customers and reduce costs. The 2012 cost represents charges for severance and other benefits related to a workforce reduction plan. In 2011, the $22.0 million of charges include the write-off of $11.8 million invested in the development of a commission administration system for our Career agents, charges of $5.8 million to reduce agent balances to the amount we expect to recover, $4.2 million for severance and other benefits related to a workforce reduction plan and $0.2 million related to lease termination.

        Asset impairment charges.    Asset impairment charges of $15.6 million in 2011 represents the write-off of an intangible asset related to our acquisition of a Career agency sales force. As a result of our closure of our Career Agency operations, we reviewed the recoverability of that asset and determined that its carrying value was greater than its fair value.

        Commissions and general expenses.    Total commissions and general expenses increased by $128.6 million for the year ended December 31, 2012 primarily due to ten months of operating expense of APS Healthcare, acquired on March 2, 2012. In addition, operating expenses of our CHS subsidiary were $11.5 million in 2012, as we incurred ACO development costs (see further discussion below). These increases were partially offset by a $5.5 million decrease in general corporate expenses as compared to 2011, primarily due to insurance recoveries in 2012 related to litigation settled in prior years and reimbursement from CVS Caremark for certain services provided under a transition services agreement in connection with the Medicare Part D sale, partially offset by $3.7 million of costs incurred in connection with the acquisition of APS Healthcare. 2011 included $4.8 million related to the settlement of the HHS-OIG Wisconsin investigation and $1.8 million of transaction costs incurred in connection with the APS Healthcare acquisition.

        Equity in losses of unconsolidated subsidiaries.    This line represents our share of losses on our unconsolidated ACO subsidiaries. Including the ACO operating expenses of our CHS subsidiary reported in commissions and general expenses above, total ACO costs were $21.7 million for year ended December 31, 2012 and represent the start-up and operating costs of our ACO business. There we no such costs recognized in 2011. Based on the ACO operating agreements, we bear all costs of the ACO operations until revenue is recognized. At that point, we share in 100% of the revenue up to our costs incurred. Any remaining profit is generally shared equally with our ACO provider partners.

  Contractual Obligations and Commercial Commitments

        Our contractual obligations as of December 31, 2013, are shown below.

	Payments Due by Period
Contractual Obligations	Total	2014	2015 - 2016	2017 - 2018	Thereafter
	(in thousands)
Long-term Debt Obligations(1):
Series A mandatorily redeemable preferred shares	$51,324	$3,400	$6,800	$41,124	$—
Loan payable	112,882	3,308	34,468	75,106	—
Operating Lease Obligations	39,760	10,204	15,925	8,872	4,759
Purchase Obligations(2)	39,855	25,274	14,581	—	—
Policy Related Liabilities(3):
Reserves and other policy liabilities—life	35,471	3,117	3,373	3,013	25,968
Reserve for future policy benefits—health	513,231	25,517	48,658	45,652	393,404
Policy and contract claims—health	161,093	144,766	16,327	—	—

Total	$953,616	$215,586	$140,132	$173,767	$424,131

(1)
These obligations include contractual interest, unused commitment fees and annual administrative fees and the table reflects scheduled maturities for contractual obligations existing as of December 31, 2013.

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

(3)
Our obligations for policy related liabilities represent those payments we expect to make on death, disability and health insurance claims and policy surrenders, net of amounts recovered from reinsurers. These projected values contain assumptions for future policy persistency, mortality and morbidity comparable with our historical experience. The distribution of payments for policy and contract claims reflects assumptions as to the timing of policyholders reporting claims for prior periods and the amounts of those claims. Actual amounts and timing of both future policy benefits and policy and contract claims may differ significantly from the estimates above. We anticipate that our reserves for policy liabilities and policy and contract claims, along with future net premiums, investment income and recoveries from our reinsurers will be sufficient to fund our policy related obligations. On our consolidated balance sheets in Part II, Item 8 of this annual report on Form 10-K, we report our policy related liabilities gross of amounts recoverable from reinsurers, which are reported as assets. We are obligated to pay claims in the event that a reinsurer fails to meet its obligations under the reinsurance agreements. However, as of December 31, 2013, all of our primary reinsurers were rated "A-"(Excellent) or better by A.M. Best with the exception of one reinsurer. For that reinsurer, which is not rated, a trust containing assets at 106% of policy reserve levels is maintained. We are not aware of any instances where any of our reinsurers have been unable to pay any policy claims on reinsured business. Therefore, we have presented our obligations in the table above net of amounts recoverable from reinsurers. Our obligations for policy related liabilities before amounts recovered from reinsurers amount to $1.6 billion.

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

          The parent company's sources and uses of liquidity are derived primarily from the following:

  •
  dividends from and capital contributions to our Insurance and HMO subsidiaries—During 2013, our Insurance and HMO subsidiaries paid $58.9 million of ordinary dividends and $184.5 million of extraordinary dividends to our parent company. Based on current estimates, we expect the aggregate amount of dividends that may be paid to our parent company in 2014 without prior approval by state regulatory authorities is approximately $57 million.

  •
  the cash flows of our other subsidiaries, including our management service organization and APS Healthcare—Net cash flows from our management service organization and APS Healthcare available to our parent company amounted to approximately $1.3 million during the year ended December 31, 2013.

  •
  the cash flows of our ACO business and other growth initiatives—For the year ended December 31, 2013, we incurred expenses of approximately $41.6 million, pre-tax, related to our ACO business, including our equity in the losses of our unconsolidated ACOs and have recognized no revenues to date. We expect to recognize ACO revenue beginning in 2014.

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

  •
  payment of dividends to holders of our mandatorily redeemable preferred shares—Dividends to holders of our mandatorily redeemable preferred shares amount to $3.4 million per year and we have paid $3.4 million during the year ended December 31, 2013. The $40 million face value of those shares cannot be redeemed prior to 2017, unless there is a change of control of the Company.

  •
  payment of debt principal, interest and fees required under our 2012 Credit Facility—During the year ended December 31, 2013, we made principal payments of $28.5 million, which included prepayment of all mandatory 2014 principal payments totaling $14.3 million in connection with our November 2013 amendment interest payments of $3.2 million and other fee payments totaling $0.5 million. There is a bullet payment of $74.9 million due in 2017.

  •
  payment of certain corporate overhead costs and public company expenses—Payments of certain corporate overhead costs and public company expenses amounted to $28.5 million for the year ended December 31, 2013.

        As of December 31, 2013, we had approximately $96 million of cash and investments in our parent company and unregulated subsidiaries.

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

        Our insurance and HMO subsidiaries are required to maintain minimum amounts of statutory capital and surplus as required by regulatory authorities and each currently exceeds its respective minimum requirement at levels we believe are sufficient to support their current levels of operation. Additionally, the National Association of Insurance Commissioners, known as the NAIC, imposes regulatory risk-based capital, known as RBC, requirements on insurance companies. The level of RBC is calculated and reported annually. A number of remedial actions could be enforced if a company's total adjusted capital is less than 200% of authorized control level RBC. However, we generally consider target surplus to be 350% of authorized control level RBC. At December 31, 2013, all but one of our insurance subsidiaries had total adjusted capital in excess of our target of 350% of authorized control level RBC. One insurance company fell slightly below our target surplus with a 310% ratio, but still has total adjusted capital well in excess of the NAIC's 200%. Excess capital can be used by the insurance and HMO subsidiaries to make dividend payments to their respective holding companies, subject to certain restrictions, and from there to our parent company.

        At December 31, 2013, we held cash and invested assets of approximately $900 million at our insurance and HMO subsidiaries that could readily be converted to cash. We believe that this level of liquidity is sufficient to meet our obligations and pay expenses.

        Capital contributions to and dividends from our Insurance and HMO subsidiaries are made through their respective holding companies. In the fourth quarter of 2013, we capitalized our Today's Options of New York HMO with $11.5 million to fund the asset purchase of Total Care in December 2013 and provide initial working capital.

        During the second quarter of 2013, we evaluated capital levels at our insurance and HMO subsidiaries. In addition to ordinary dividends based on prior year earnings, we also requested extraordinary dividends at certain subsidiaries to reduce excess capital. Additionally, in the fourth quarter of 2013 we requested an extraordinary dividend from American Progressive, in part to fund our acquisition of Total Care, and also requested a return of capital (liquidating dividend) from Union Bankers, in conjunction with the approval of its merger with Constitution Life on December 31, 2013. Collectively, our insurance and HMO subsidiaries paid $243.4 million to their holding companies, with

$148.9 million paid in June, $51.5 million paid in July and the balance of $43 million paid in the fourth quarter of 2013. These are summarized in the following table:

Subsidiary	Ordinary	Extraordinary	Total
	(in millions)
Pyramid Life	$18.4	$90.0	$108.4
SelectCare of Texas	15.5	35.8	51.3
American Progressive	14.3	18.0	32.3
Union Bankers	1.9	36.3	38.2
Constitution Life	4.4	4.4	8.8
SelectCare Health Plans	4.4	—	4.4

	$58.9	$184.5	$243.4

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

        APS Healthcare.    The primary sources of liquidity for APS Healthcare are fees from its customers, including health plans, state agencies and related organizations for performing a range of healthcare services. The primary uses of liquidity are the payments for salaries and expenses associated with providing these services. We believe the sources of cash for APS Healthcare will not cover scheduled uses of cash and therefore APS Healthcare will continue to need to borrow funds from our parent company, to the extent such funding continues to be made available. APS Healthcare's Puerto Rico subsidiary is required to maintain minimum statutory equity as required by contract with the Commonwealth of Puerto Rico and currently exceeds its minimum requirement at levels we believe are sufficient to support its current level of operations.

        Investments.    We invest primarily in fixed maturity securities of the U.S. Government and its agencies, U.S. state and local governments, mortgage-backed securities and corporate fixed maturity securities with investment grade ratings of BBB- or higher by S&P or Baa3 or higher by Moody's Investor Service. As of December 31, 2013, approximately 99% of our fixed maturity investments had investment grade ratings from S&P or Moody's.

        At December 31, 2013, cash and cash equivalents represent approximately 7% of our total cash and invested assets, approximately 25% of cash and invested assets were held in securities backed by the U.S. government or its agencies and the average credit quality of our total investment portfolio was AA-.

        The average book yield of our total investment portfolio was 3.3% at December 31, 2013 and December 31, 2012.

        2012 Credit Facility.    In connection with the acquisition of APS Healthcare, on March 2, 2012, we entered into a new credit facility (the "2012 Credit Facility") consisting of a five-year $150 million senior secured term loan and a $75 million senior secured revolving credit facility.

        The 2012 Credit Facility contains customary representations and warranties as well as customary affirmative and negative covenants. Negative covenants include, among others, limitations on the incurrence of indebtedness, limitations on the incurrence of liens and limitations on acquisition, dispositions, investments and restricted payments. In addition, the 2012 Credit Facility contains certain financial covenants relating to minimum risk-based capital, consolidated leverage ratio, and consolidated debt service ratio. The 2012 Credit Facility also contains customary events of default. Upon the occurrence and during the continuance of an event of default, the Lenders may declare the outstanding advances and all other obligations under the 2012 Credit Facility immediately due and payable. As of December 31, 2013, and throughout the year then ended, we were in compliance with all financial covenants, as amended.

        On November 4, 2013, we entered into an amendment to our 2012 Credit Facility. The amendment, which is effective beginning with the quarter ending September 30, 2013, suspends certain financial covenants, including the consolidated leverage and debt service ratios, replacing them with total debt to capitalization and minimum liquidity ratios. These new financial covenants will remain in effect through December 31, 2014. Effective January 1, 2015, the original financial covenants will be reinstated. In connection with the amendment, we prepaid all scheduled 2013 and 2014 principal payments, including the final 2013 payment due December 31, 2013 of $3.6 million and all 2014 scheduled payments totaling $14.3 million. We also paid fees and expenses of approximately $0.5 million. We are required to ratably apply any future prepayments through the remaining scheduled repayments.

        Our obligations under the Credit Agreement are secured by a first priority security interest in 100% of the capital stock of our material subsidiaries and are also guaranteed by certain of our subsidiaries.

        The 2012 Credit Facility bears interest at rates equal to, at our election, LIBOR or the base rate, plus an applicable margin that varies based on our consolidated leverage ratio from 1.75% to 2.50%, in the case of LIBOR loans, and from 0.75% to 1.50% in the case of base rate loans. Effective December 31, 2013, the interest rate on the term loan portion of the 2012 Credit Facility was 2.67%, based on a spread of 2.50% above LIBOR.

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

        The following table presents a summary of our policy-related liabilities by category at December 31 (dollars in thousands):

	Direct & Assumed
					Net of Reserves Ceded to Reinsurers
		% of Total Policy Liabilities		% of Total Policy Liabilities
Liability Type	2013		2012		2013	2012
Reserves and other policy liabilities—life	$532,077	46%	$547,618	47%	$23,325	$19,796
Reserves for future policy benefits—health	462,832	40%	449,597	39%	329,255	332,837
Policy and contract claims—health	166,545	14%	156,558	14%	160,851	151,747

Total policy liabilities	$1,161,454	100%	$1,153,773	100%	$513,431	$504,380

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

        Our net retained reserves for life insurance products were $23.3 million, or 4% of our direct and assumed reserves for life insurance products, as of December 31, 2013. Our net retained reserves for life insurance products were $19.8 million, or 4% of our direct and assumed reserves for life insurance products, as of December 31, 2012.

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

  Policy and contract claims—health

        The policy and contract claims liability for our health policies include a liability for unpaid claims, including claims in the course of settlement, as well as a liability for IBNR claims. Our liability for policy and contract claims—health by major product grouping is as follows:

	Carrying Value at December 31,
	Direct and Assumed
					Net of Reserves Ceded to Reinsurers
		% of Total Policy Liabilities		% of Total Policy Liabilities
Policy and contract claims—health	2013		2012		2013	2012
	($ in thousands)
Medicare Advantage—PFFS	$73,117	6%	$73,132	6%	$73,117	$73,131
Medicare Advantage—HMO	47,152	4%	42,480	4%	47,149	42,474
Traditional—Medicare supplement	14,506	1%	17,268	1%	11,429	13,285
Traditional—Specialty health	13,301	1%	14,856	1%	10,687	14,035
APS Healthcare	8,919	1%	8,822	1%	8,919	8,822
Total Care	9,550	1%	—	—	9,550	—

Total policy and contract claims—health	$166,545	14%	$156,558	13%	$160,851	$151,747

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

        We develop our estimate for IBNR using actuarial methodologies and assumptions, primarily based upon historical claim payment and claim receipt patterns, as well as historical medical cost trends. Depending on the period for which we are estimating incurred claims, we apply a different method in determining our estimate. For aged service months (more than two or three months prior to the valuation date, depending on type of business), the key assumption we use in estimating our IBNR is that the completion factor pattern, adjusted for known changes in claim inventory levels and claim payment processes, remains consistent over a specified rolling period. This period, ranging from 3 to 12 months, is dependent on the type of business with respect to which we are estimating reserves or liabilities. Completion factors result from the calculation of the percentage of claims incurred during a given period that have historically been adjudicated as of the reporting period. For recent service months (either two or three months, depending on type of business), we estimate the incurred claims primarily from a trend analysis based upon per member per month, known as PMPM, claims trends developed from our historical experience in the preceding months, adjusted for known changes in estimates of recent hospital and drug utilization data, provider contracting changes, changes in benefit levels, product mix, and seasonality.

        We use the completion factor method for aged service months because the historical percentage of claims processed for those months is at a level sufficient to produce a consistently reliable result. Conversely, for the most recent service months of incurred claims, the volume of claims processed historically is not at a level sufficient to produce a reliable result, which therefore requires that we examine historical trend patterns as the primary method of evaluation. Because cumulative claims payment development often fluctuates widely close to the incurred date of claims, estimates for the most recent service months of incurred claims are based on emerging claims trend experience. The amounts above reflect the estimated potential medical and other expenses payable based upon assumptions used in determining the loss ratio for the pricing of our products.

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

        Activity in the liability for policy and contract claims health is as follows:

	For the Years Ended December 31,
	2013	2012
	(in thousands)
Balance at beginning of year	$156,558	$173,674
Less reinsurance recoverable	(4,811)	(5,184)

Net balance at beginning of year	151,747	168,490

Balances acquired	—	9,238
Incurred related to:
Current year	1,641,171	1,561,311
Prior year development	5,926	(580)

Total incurred	1,647,097	1,560,731

Paid related to:
Current year	1,480,332	1,411,583
Prior year	157,661	175,129

Total paid	1,637,993	1,586,712

Net balance at end of year	160,851	151,747
Plus reinsurance recoverable	5,694	4,811

Balance at end of year	$166,545	$156,558

        The liability for policy and contract claims—health increased from $156.6 million to $166.5 million during the year ended December 31, 2013. The increase in the liability was primarily due to amounts from Total Care, which was acquired on December 1, 2013.

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

        The claim reserve balances at December 31, 2012 settled during 2013 for $5.9 million more than originally estimated. This prior year development represents less than 0.4% of the incurred claims recorded in 2012 and was primarily due to unfavorable development in our Medicare Advantage PFFS Plans.

        The claim reserve balances at December 31, 2011 settled during 2012 for $0.6 million less than originally estimated. This prior year development represents less than 0.1% of the incurred claims recorded in 2011.

  Sensitivity Analysis

        The following table illustrates the sensitivity of our health IBNR payable at December 31, 2013 to identified reasonably possible changes to the estimated weighted average completion factors and healthcare cost trend rates. However, it is possible that the actual completion factors and healthcare cost trend rates will develop differently from our historical patterns and therefore could be outside of the ranges illustrated below.

Completion Factor(1):		Claims Trend Factor(2):
(Decrease) Increase in Factor	Increase (Decrease) in Net Health IBNR	(Decrease) Increase in Factor	(Decrease) Increase in Net Health IBNR
($ in thousands)
-3%	$380	-3%	$(6,900)
-2%	253	-2%	(4,600)
-1%	126	-1%	(2,300)
1%	(126)	1%	2,300
2%	(253)	2%	4,600
3%	(379)	3%	6,900

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

  Deferred Policy Acquisition Costs

        In accordance with ASU 2010-26, we defer costs of acquiring new business that are directly related to the successful acquisition or renewal of insurance contracts including the following:

  •
  incremental direct costs of a successful contract acquisition, such as non-level commissions, and

  •
  portions of employee salaries and benefits directly related to time spent performing specified acquisition activities for a contract that has been acquired,

  •
  other costs directly related to the specified acquisition activities that would not have been incurred had that contract acquisition transaction not occurred, and

  •
  advertising costs meeting the capitalization criteria for direct-response advertising.

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

        We test for the recoverability of DAC at least annually. To the extent that we determine that the present value of future policy premiums and investment income or the net present value of expected gross profits would not be adequate to recover the unamortized costs, we would write off the excess deferred policy acquisition costs. Based on our annual tests, we determined that DAC was recoverable in 2013 and 2012.

  Goodwill and other intangible assets

        Goodwill.    Goodwill represents the amount of the purchase price in excess of the fair values assigned to the underlying identifiable net assets of acquired businesses. Goodwill is not amortized, but is subject to an annual impairment test. ASC 350, Goodwill and Other Intangible Assets, requires that goodwill balances be reviewed for impairment at the reporting unit level at least annually or more frequently if events occur or circumstances change that would indicate that a triggering event, as defined in ASC 350, has occurred. A reporting unit is defined as an operating segment or one level below an operating segment. Our reporting units are equivalent to our operating segments. We have goodwill assigned to our Senior Managed Care—Medicare Advantage, APS Healthcare and Total Care reporting units. The goodwill related to the acquisition of APS Healthcare and the assets of Total Care is included in our Corporate and Other segment.

        We test goodwill for impairment annually, as of October 1 of the current year, or more frequently if circumstances suggest that impairment may exist. During each quarter, we perform a review of certain key components of our valuation of our reporting units, including the operating performance of the reporting units compared to plan (which is the primary basis for the prospective financial information included in our annual goodwill impairment test), our weighted average cost of capital and our stock price and market capitalization.

        We estimate the fair values of our reporting units using discounted cash flows, which include assumptions about a wide variety of internal and external factors. Significant assumptions used in the impairment analysis include financial projections of cash flow (including significant assumptions about operations and target capital requirements), long term growth rates for determining terminal value, and discount rates. Forecasts and long term growth rates used for our reporting units are consistent with, and use inputs from, our internal long term business plan and strategy. During our forecasting process, we assess revenue trends, medical cost trends, operating cost levels and target capital levels. Significant factors affecting these trends include changes in membership, premium yield, medical cost trends, contract renewal expectations and the impact and expectations of regulatory environments.

        Although we believe that the financial projections used are reasonable and appropriate, the use of different assumptions and estimates could materially impact the analysis and resulting conclusions. In addition, due to the long term nature of the forecasts there is significant uncertainty inherent in those projections. That uncertainty is increased by the impact of healthcare reforms as discussed in Item 1, "Business—Regulation." For additional discussions regarding how the enactment or implementation of healthcare reforms and how other factors could affect our business and the related long term forecasts, see Item 1A, "Risk Factors" in Part I of this Annual Report on Form 10 K.

        We use a range of discount rates that correspond to a market based weighted average cost of capital. Discount rates are determined for each reporting unit based on the implied risk inherent in their forecasts. This risk is evaluated using comparisons to market information such as peer company weighted average costs of capital and peer company stock prices in the form of revenue and earnings multiples. The most significant estimates in the discount rate determinations include the risk free rates and equity risk premium. Company specific adjustments to discount rates are subjective and thus are difficult to measure with certainty.

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
  the loss of significant contracts;

  •
  decreases in earnings projections;

  •
  increases in the weighted average cost of capital; and

  •
  increases in the amount of required capital for a reporting unit.

Negative changes in one or more of these factors, among others, could result in additional impairment charges.

        To determine whether goodwill is impaired, we perform a multi-step impairment test. We perform a qualitative assessment of each reporting unit to determine whether facts and circumstances support a determination that their fair values are greater than their carrying values. If the qualitative analysis is not conclusive, or if we elect to proceed directly with quantitative testing, we will measure the fair values of the reporting units and compare them to their carrying values, including goodwill. If the fair value is less than the carrying value of the reporting unit, the second step of the impairment test is performed for the purposes of measuring the impairment. In this step, the fair value of the reporting unit is allocated to all of the assets and liabilities of the reporting unit to determine an implied goodwill value. This allocation is similar to a purchase price allocation performed in purchase accounting. If the carrying amount of the reporting unit goodwill exceeds the implied goodwill value, an impairment loss shall be recognized in an amount equal to that excess.

        Changes in the carrying amounts of goodwill and intangible assets with indefinite lives (primarily trademarks and licenses) are shown below:

			Corporate & Other(2)
		Senior Managed Care—Medicare Advantage(1)
	Total, Net		Gross	Accumulated write-offs	Net
	(in thousands)
Balance, January 1, 2012	$77,459	$77,459	$—	$—	$—
Acquisitions	165,483	—	165,483	—	165,483

Balance, December 31, 2012	242,942	77,459	165,483	—	165,483
Acquisitions(3)	67	—	67	—	67
Impairments	(164,757)	—	—	(164,757)	(164,757)
Adjustments	(726)	—	(726)	—	(726)

Balance, December 31, 2013	$77,526	$77,459	$164,824	$(164,757)	$67

(1)
Represents both gross and net goodwill balances.

(2)
The goodwill in our Corporate & Other segment is associated with our APS Healthcare and Total Care reporting units. The entire balance remaining at December 31, 2013 is related to Total Care.

(3)
Represents goodwill recorded in connection with our December 1, 2013 acquisition of the assets of Total Care. See Note 5—Business Combinations of Notes to consolidated financial statements.

        During the quarter ended June 30, 2013, certain events occurred and circumstances changed which indicated that it was more likely than not that goodwill for APS Healthcare was impaired, including the following:

  •
  APS Healthcare failed to win certain new contracts that had previously been anticipated;

  •
  APS Healthcare's Puerto Rico contract to provide managed behavioral health services under the Mi Salud program (the "APS Puerto Rico Contract"), which represented a significant portion of APS Healthcare's historical revenue was renewed, but at a lower rate than had previously been anticipated;

  •
  Certain of APS Healthcare's existing contracts were terminated, not renewed or we learned that they were likely to terminate in the next several months; and

  •
  Due to the general increase in interest rates during the second quarter, the discount rate used in the impairment analysis was increased by 50 basis points compared to the rate used in the prior impairment testing analysis.

        Based on the foregoing, we performed an interim impairment review as of June 30, 2013, that included lowered expectations for future revenue growth and new business development and a higher discount rate. Based on the results of the step one impairment test, we determined that as of June 30, 2013 the carrying value of APS Healthcare exceeded its fair value. We then proceeded to the second step of the impairment test to estimate the implied fair value of the APS Healthcare goodwill. This implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination, that is, the estimated fair value of the reporting unit is allocated to all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the estimated fair value was the purchase price paid. Based on the June 30, 2013 step two analysis, the carrying amount of the APS Healthcare goodwill exceeded its implied fair value, resulting in a pre-tax impairment charge of $91.7 million, which we allocated on a pro rata basis between taxable and non-taxable goodwill.

        Additionally, during the fourth quarter of 2013, certain events occurred and circumstances changed which indicated that it was more likely than not that goodwill for APS Healthcare was further impaired, including the following:

  •
  We learned that the APS Puerto Rico Contract, which represents a significant portion of APS Healthcare's historical revenue, would terminate effective June 30, 2014 as a result of a new request for proposal, or RFP, being issued that would integrate behavioral health services and physical health services into one managed care contract. Additionally, the Commonwealth of Puerto Rico continues to experience deterioration in its economic environment and certain of the major rating agencies cut Puerto Rico's credit rating to junk status. In addition, we have begun to experience an increase in the cost of care of our Puerto Rico managed behavioral health business, which has reduced the profitability of that business. We are evaluating opportunities to participate in the new RFP but there can be no assurance that we will be successful, which, if we were not successful would end our participation in the Mi Salud program.

  •
  We learned that APS Healthcare was not going to be awarded a previously anticipated contract.

  •
  We learned that the anticipated membership to be serviced in another contract was significantly reduced, thereby lowering the future expected cash flows of that contract.

  •
  Substantially all of the services APS Healthcare had provided to UAM affiliates were discontinued. The affiliates replaced those services with their own direct staff.

        We incorporated the impact of the above items into our projections for APS Healthcare for our annual assessment of goodwill as of October 1, 2013, that included lowered expectations for future revenue growth and new business development. Based on the results of the step one impairment test, we determined that as of October 1, 2013 the carrying value of APS Healthcare exceeded its fair value. We then proceeded to the second step of the impairment test to estimate the implied fair value of the APS Healthcare goodwill. Based on the October 1, 2013 step two analysis, the carrying amount of the APS Healthcare goodwill exceeded its implied fair value, resulting in a pre-tax impairment charge of $73.0 million, representing the remaining goodwill for APS Healthcare. A portion of the goodwill was taxable, resulting in a tax benefit of approximately $0.9 million. Separately, we determined that the identified amortizing intangibles and other fixed assets were not fully recoverable and recorded additional impairments of $16.1 million and $8.5 million, respectively.

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

        Amortizing intangible assets.    We must estimate and make assumptions regarding the useful life we assign to our amortizing intangible assets. Set forth below are our annual amortization policies for each of the main categories of amortizing intangible assets:

Description	Weighted Average Life (Years)	Amortization Basis
Insurance policies acquired	9	The pattern of projected future cash flows for the policies acquired over the estimated weighted average life of the policies acquired
Provider contracts	4 - 10	Straight line over the estimated weighted average life of the contracts
Non-compete agreements	7	Straight line over the length of the agreement
Customers/membership acquired	4 - 8	Straight line over the estimated weighted average life of membership
Software platform	4	Straight line over the estimated life of the software
Trademarks/tradenames	4.5	Straight line over the estimated weighted average life of the trademarks/tradenames

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

        During our review of recoverability of amortizing intangible assets in the fourth quarter of 2013, we determined that undiscounted cash flows from our APS Healthcare reporting unit were less than the carrying value of our related APS Healthcare amortizing intangible assets, indicating that they were no longer fully recoverable and recorded an impairment charge. During our review of recoverability in the fourth quarter of 2011, we determined that the undiscounted cash flows from our acquired agency intangible asset were less than its carrying value, indicating that it was no longer fully recoverable and recorded an impairment. There were no other impairments of our amortizing intangible assets during 2013, 2012 or 2011. See additional discussion at Note 8—Goodwill and Other Intangible Assets in the Notes to consolidated financial statements.

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

        We regularly evaluate the amortized cost of our investments compared to the fair value of those investments. We generally recognize impairments of securities when we consider a decline in fair value below the amortized cost basis to be other-than-temporary. The evaluation includes the intent and ability to hold the security to recovery, and we consider it on an individual security basis, not on a portfolio basis. We generally recognize impairment losses for mortgage-backed and asset-backed securities when an adverse change in the amount or timing of estimated cash flows occurs, unless the adverse change is solely a result of changes in estimated market interest rates. We also recognized impairment losses when we determine declines in fair values based on quoted prices to be other-than-temporary.

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

        Premiums received pursuant to Medicare contracts with CMS are recorded as revenue in the month in which members are entitled to receive benefits. Premiums collected in advance are deferred. Receivables from CMS and Plan members are recorded net of estimated uncollectible amounts and are reported as due and unpaid premiums in the consolidated balance sheets. We routinely monitor the collectability of specific accounts, the aging of member premium receivables, historical retroactivity trends and prevailing and anticipated economic conditions. Certain commissions are deferred and amortized over the program year in relation to the corresponding revenues.

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

        CMS Direct Premium Subsidy.    We receive a monthly premium from CMS based on the Plan year bid we submitted to CMS. The monthly payment is a risk-adjusted amount per member and is based upon the member's risk score status, as determined by CMS. The CMS premium is recognized over the contract period and reported as premium revenue. In addition, under Medicare Secondary Payer, or MSP provisions, the premium will be reduced by CMS if CMS has determined that it is secondary to other insurance coverage. STAR rating quality bonus revenues are included in the CMS Direct Premium subsidy which is reported as premium revenue and recognized over the contract period.

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

        Coverage Gap Discount Program.    We receive advance payments from CMS as subsidies for members of our Plans with Part D coverage who reach the coverage gap. The Medicare Coverage Gap Discount Program, or CGDP, makes manufacturer discounts available to eligible Medicare beneficiaries receiving applicable, covered Part D drugs, while in the coverage gap. In general, the discount on each applicable covered Part D drug is fifty percent of an amount equal to the negotiated price. Members will continue to receive these discounts and they will grow until the coverage gap is closed in 2020.

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

        CMS Risk Corridor Provisions for the Part D benefits of our HMO and PPO Plans.    Premiums from CMS for members of our HMO and PPO Plans with Part D benefits are subject to risk corridor provisions. The CMS risk corridor calculation compares the target amount of prescription drug costs (limited to costs under the standard coverage as defined by CMS) less rebates in our annual Plan bid (target amount) to actual experience. Variances of more than 5% above the target amount will result in CMS making additional payments to us, and variances of more than 5% below the target amount will require us to refund to CMS a portion of the premiums we received. Risk corridor payments due to or from CMS are estimated throughout the year and are recognized as adjustments to premium revenues and due and unpaid premiums. This estimate requires us to consider factors that may not be certain, including: membership, risk scores, prescription drug events, or PDEs, and rebates. After the close of the annual Plan year, CMS reconciles actual experience to the target amount and any differences are settled between CMS and the Plan.

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

        We establish valuation allowances based on the consideration of both positive and negative evidence. We weigh such evidence through an analysis of future reversals of existing taxable temporary differences, future taxable income exclusive of reversing temporary differences and carryforwards, taxable income in prior carryback years, and our ability to implement prudent and feasible tax planning strategies.

        In accordance with ASC Topic 740-10, Income Taxes (ASC 740), a valuation allowance is deemed necessary when, based on the weight of the available evidence, it is more likely than not (a likelihood of more than 50%) that some portion or all of a deferred tax asset will not be realized. The future realization of the tax benefit depends on the existence of sufficient taxable income within the carryback and carryforward periods.

        In our consideration of the available evidence, we provided more weight to evidence that was more objectively verifiable. In 2013, significant weight was given to our cumulative income/loss position. Our cumulative loss position at December 31, 2013 was due in large part to the discontinued operations in 2011 related to the timing of the CVS transaction, the recognition of ACO expenditures without offsetting revenues, and the recognition of the APS Healthcare goodwill impairment in 2013. While the Company is in a cumulative net loss position over the last three years from a financial reporting perspective, the Company has cumulative pre-tax income over the same period, after these adjustments are made, as shown in the following table:

		For the years ended December 31,
	Three Year Cumulative Income (Loss)
		2013	2012	2011
Pre-tax (loss) income	$(194,972)	$(203,236)	$77,634	$(69,370)
Adjustments:
Discontinued operations—carried back to prior years for tax purposes	79,244	—	—	79,244
APS Healthcare goodwill impairment	164,757	164,757		—
ACO expenses	61,507	40,962	20,545	—

Adjusted pre-tax income	$110,536	$2,483	$98,179	$9,874

        We believe that the negative evidence of our cumulative loss is not indicative of future projected income or our ability to realize the deferred tax assets existing as of December 31, 2013. The remaining deferred tax assets, for which a valuation allowance was not established, relate to amounts that can be realized through future reversals of existing taxable temporary differences, available and prudent tax planning strategies and the Company's estimates of future taxable income. Any 2013 U.S. tax losses can be carried back to 2011 and 2012 subject to certain limitations.

        The significant acquired tax attributes that create deferred tax assets include net operating loss and foreign tax credit carryforwards. To use the foreign tax credit carryforwards two conditions must be met. There must be foreign source income and there must be taxable income after application of any loss carryforwards. Based upon reversing timing items and projected income we expect taxable income to be sufficient to utilize the entire operating loss carryforward. However, we do not expect to have sufficient foreign source income to fully utilize the acquired foreign tax credit carryforwards. Consequently, we established a valuation allowance of $0.9 million against the foreign tax credit carryforwards for the year ended December 31, 2013.

Federal Income Taxation of the Company

        For the year ended December 31, 2013 we will file a consolidated federal income tax return that includes most corporate subsidiaries but excludes any subsidiary that qualifies as a life insurance company, is taxed as a partnership under the Internal Revenue Code as well as our subsidiaries domiciled in Puerto Rico. Subsidiaries that qualify as life insurance companies and partnerships will file separate federal income tax returns and the Puerto Rico subsidiaries will file tax returns in Puerto

Rico. We will include any income or loss from a subsidiary taxed as a partnership in the tax return of its corporate owner.

        On April 29, 2011 we sold our Medicare Part D business to CVS Caremark. For tax purposes, the sale was treated as a sale of the entire company followed by the repurchase of the non-Part D businesses. For tax purposes, the repurchase of the stock of the non-Part D companies was treated as an asset purchase under Internal Revenue Code section 338(h)(10). We recognized a current tax benefit of $20.4 million in 2011 primarily as a result of the significant tax losses that were recognized during the short period tax return for the period ended April 29, 2011. This resulted in the recognition of a significant portion of our gross deferred tax assets in 2011 and a corresponding deferred tax expense. For further discussion of this transaction, see Note 23—Discontinued Operations in Notes to consolidated financial statements.

        We carried valuation allowances on deferred tax assets of $7.3 million at December 31, 2013 and $5.8 million at December 31, 2012, primarily related to foreign tax credit carryforwards that we acquired in connection with our purchase of APS Healthcare in 2012, deferred tax assets of APS Healthcare's Puerto Rico subsidiaries, state net operating loss carryforwards of APS Healthcare and deferred income tax assets for various states.

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

        At December 31, 2013, we had unrecognized tax benefits of $1.4 million, net of federal income tax, primarily related to refund claims filed in various state jurisdictions during 2010 and various pre-acquisition benefits related to APS Healthcare. During 2013 and 2012 we recognized $1.3 million and $8.9 million, respectively, of refund claims filed in 2010. We recognize interest and penalties related to unrecognized state tax benefits in federal and state tax expense.

        During the years ended December 31, 2013 and 2012, we recognized $0.5 million and $0.6 million of accrued interest expense and penalties. During the year ended December 31, 2011, we recognized no such interest expense and penalties.

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

        The sensitivity analysis of interest rate risk assumes an instantaneous shift in a parallel fashion across the yield curve, with scenarios of interest rates increasing and decreasing 100 and 200 basis points from their levels as of December 31, 2013, and with all other variables held constant. The following table summarizes the impact of the assumed changes in market interest rates at December 31, 2013. Due to the current low interest rate environment, when estimating the effect of market interest rate decreases on fair value we have set an interest rate floor of 0% and have not allowed interest rates to go negative.

December 31, 2013	Effect of Change in Market Interest Rates on Fair Value of Fixed Income Portfolio as of December 31, 2013
Fair Value of Fixed Income Portfolio	200 Basis Point Decrease	100 Basis Point Decrease	100 Basis Point Increase	200 Basis Point Increase
(in millions)
$933.4	$55.5	$31.9	$(35.2)	$(71.5)

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

        The sensitivity analysis of interest rate risk assumes scenarios involving increases or decreases in LIBOR of 100 and 200 basis points from their levels as of and for the year ended December 31, 2013, and with all other variables held constant. The following table summarizes the impact of changes in LIBOR. Due to the current low interest rate environment, when estimating the effect of LIBOR decreases on pre-tax income, we have set an interest rate floor of 0% and have not allowed LIBOR to go negative.

			Effect of Change in LIBOR on Pre-tax Loss for the year ended December 31, 2013
		Weighted Average Balance Outstanding
Description of Floating Rate Debt	Weighted Average Interest Rate		200 Basis Point Decrease(1)	100 Basis Point Decrease(1)	100 Basis Point Increase	200 Basis Point Increase
		(in millions)
Loan payable	2.47%	$123.7	$0.3	$0.3	$(1.3)	$(2.5)

(1)
The LIBOR rate from January to December on our Loan payable was approximately 25 basis points and, for the purposes of this illustration, decreases in monthly rates over this period have been limited to this rate.

        We have floating rate debt outstanding of $103.4 million as of December 31, 2013, which is exposed to rising interest rates. In addition, we had approximately $69.6 million of cash and cash equivalents as of December 31, 2013. Our exposure to rising interest costs on our debt would be partially mitigated by the increase in net investment income on our cash and cash equivalents.

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

Evaluation of Effectiveness of Controls

        An evaluation was carried out under the supervision and with the participation of the Company's management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2013. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2013, at a reasonable assurance level, to timely alert management to material information required to be included in our periodic filings with the Securities and Exchange Commission.

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

        Management assessed our internal control over financial reporting as of December 31, 2013, the end of our fiscal year. Management based its assessment on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework). Based on our assessment, we determined that, as of December 31, 2013, the Company's internal control over financial reporting was effective based on those criteria.

        The effectiveness of our internal control over financial reporting as of December 31, 2013 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included on page F-3 of our consolidated financial statements included in this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

        There were no changes in our internal controls over financial reporting during the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B—OTHER INFORMATION

        None

 PART III

ITEM 10—DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        The information required by Item 10 is incorporated into Part III of this Annual Report on Form 10-K by reference to our definitive Proxy Statement for the Annual Meeting of Stockholders which is expected to be held on May 28, 2014.

ITEM 11—EXECUTIVE COMPENSATION

        The information required by Item 11 is incorporated into Part III of this Annual Report on Form 10-K by reference to our definitive Proxy Statement for the Annual Meeting of Stockholders which is expected to be held on May 28, 2014.

ITEM 12—SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information required by Item 12 is incorporated into Part III of this Annual Report on Form 10-K by reference to our definitive Proxy Statement for the Annual Meeting of Stockholders which is expected to be held on May 28, 2014.

ITEM 13—CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        The information required by Item 13 is incorporated into Part III of this Annual Report on Form 10-K by reference to our definitive Proxy Statement for the Annual Meeting of Stockholders which is expected to be held on May 28, 2014.

ITEM 14—PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The information required by Item 14 is incorporated into Part III of this Annual Report on Form 10-K by reference to our definitive Proxy Statement for the Annual Meeting of Stockholders which is expected to be held on May 28, 2014.

PART IV

ITEM 15(a)—EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1
Financial Statements

Consolidated Balance Sheets as of December 31, 2013 and 2012
Consolidated Statements of Operations for the Three Years Ended December 31, 2013
Consolidated Statements of Comprehensive (Loss) Income for the Three Years Ended December 31, 2013
Consolidated Statements of Stockholders' Equity for the Three Years Ended December 31, 2013
Consolidated Statements of Cash Flows for the Three Years Ended December 31, 2013
Notes to Consolidated Financial Statements
2
Financial Statement Schedules

Schedule I—Summary of Investments Other Than Investments in Related Parties
Schedule II—Condensed Financial Information of Registrant
Schedule III—Supplemental Insurance Information
Schedule IV—Reinsurance (incorporated in Note 10 to the Consolidated Financial Statements)
Schedule V—Valuation and Qualifying Accounts
3
Exhibits

2.1	Agreement and Plan of Merger, dated as of December 30, 2010, by and among Old Universal American, CVS Caremark Corporation and Ulysses Merger Sub, L.L.C. (filed as Exhibit 2.1 to the Company's Registration Statement on Form S-4 filed on March 9, 2011, and incorporated by reference herein).

2.1.1	Amendment to Agreement and Plan of Merger, dated as of March 30, 2011, by and among Old Universal American, CVS Caremark Corporation and Ulysses Merger Sub, L.L.C. (filled as Exhibit 2.4 to the Company's Amendment No. 1 to the Registration Statement on Form S-4 filed on March 31, 2011, and incorporated by reference herein).

2.2	Separation Agreement dated as of December 30, 2010, by and between Old Universal American, Ulysses Spin Corp. and, solely for the limited purposes specified herein, CVS Caremark Corporation (filed as Exhibit 2.2 to the Company's Registration Statement on Form S-4 filed on March 9, 2011, and incorporated by reference herein).

2.2.1	Amendment to Separation Agreement, dated as of March 8, 2011, by and among Old Universal American, the Company and, solely for the limited purposes specified herein, CVS Caremark Corporation (filed as Exhibit 2.3 to the Company's Registration Statement on Form S-4 filed on March 9, 2011, and incorporated by reference herein).

2.3	Agreement and Plan of Merger, dated as of January 11, 2012, by and among Universal American Corp., APS Merger Sub, Inc., Partners Healthcare Holdings, L.P. and Partners Healthcare Solutions, Inc. (filed as Exhibit 2.1 to the Company's Current Report on Form 8-K filed on January 18, 2012, and incorporated by reference herein).

3.1	Amended and Restated Certificate of Incorporation of the Company (filed as Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the Commission on May 4, 2011, and incorporated by reference herein).

3.2	Amended and Restated By-Laws of the Company (filed as Exhibit 3.2 to the Company's Current Report on Form 8-K filed with the Commission on May 4, 2011, and incorporated by reference herein).

4.1	Certificate of Designation of the Series A Mandatorily Redeemable Preferred Shares (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K filed on March 4, 2011, and incorporated by reference herein).

4.2	Certificate of Amendment to Certificate of Designation of the Series A Mandatorily Redeemable Preferred Shares (filed as Exhibit 4.1.2 to the Company's Registration Statement on Form S-4 filed on August 2, 2011, and incorporated by reference herein).

4.3	Registration Rights Agreement dated as of March 2, 2012, between Universal American Corp. and Partners Healthcare Solutions Holdings, L.P. (filed as Exhibit 4.2 to the Company's Current Report on Form 8-K filed on March 8, 2012 and incorporated by reference herein).

4.4	Letter Agreement dated March 2, 2012 between Universal American Corp. and Partners Healthcare Solutions Holdings, L.P. (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on March 8, 2012 and incorporated by reference herein).

10.1	Employment Agreement dated July 30, 1999, between Old Universal American and Richard A. Barasch (filed as Exhibit D to Old Universal American's Current Report on Form 8-K/A dated March 14, 2001, and incorporated by reference herein).

10.2	Employment Agreement dated July 30, 1999, between Old Universal American and Robert Waegelein (filed as Exhibit E to the Old Universal American's Current Report on Form 8-K/A dated March 14, 2001, and incorporated by reference herein).

10.2.1	Amendment to Employment Agreement, dated as of April 29, 2011, between Old Universal American and Robert Waegelein (filed as Exhibit 10.2.2 to the Company's Registration Statement on Form S-4 filed on July 15, 2011, and incorporated by reference herein).

10.3	Employment Agreement dated March 9, 2004, by and among the Old Universal American, Heritage Health Systems, Inc. and Theodore M. Carpenter, Jr. (filed as Exhibit 10.18 to Old Universal American's Current Report on Form 8-K dated January 18, 2007, and incorporated by reference herein).

10.4	Employment Agreement dated July 8, 2010 by and between Universal American Corp. and Anthony Wolk (filed as Exhibit 10.4 to the Company's Annual Report on Form 10-K filed on March 6, 2013 and incorporated by reference herein).

10.5	Universal American Corp. 2011 Omnibus Equity Award Plan (field as Exhibit 10.2 to the Company's Amendment No. 1 to the Registration Statement on Form S-4 filed on March 31, 2011, and incorporated by reference herein).

10.6	Form of Universal American Corp. 2011 Omnibus Equity Award Plan Employee Nonqualified Option Award Agreement (filed as Exhibit 10.4 to the Company's Registration Statement on Form S-4 filed on July 15, 2011, and incorporated by reference herein).

10.7	1998 Incentive Compensation Plan (filed as Annex A to Old Universal American's Definitive Proxy Statement filed on Form 14A dated April 29, 1998, and incorporated by reference herein).

10.8	Amendment No. 1 to Universal American Financial Corp. 1998 Incentive Compensation Plan (filed as Exhibit 10.1 to Amendment No. 1 to Old Universal American's Registration Statement on Form S-4 filed on December 10, 2004, and incorporated by reference herein).

10.9	Indemnity Reinsurance Agreement between American Exchange Life Insurance Company (Ceding Company) and Commonwealth Annuity and Life Insurance Company (Reinsurer) effective as of April 1, 2009 (filed as Exhibit 10.2 to Old Universal American's Quarterly Report on Form 10-Q filed on October 30, 2009, and incorporated by reference herein).

10.10	Indemnity Reinsurance Agreement between Marquette National Life Insurance Company (Ceding Company) and Commonwealth Annuity and Life Insurance Company (Reinsurer) effective as of April 1, 2009 (filed as Exhibit 10.3 to Old Universal American's Quarterly Report on Form 10-Q filed on October 30, 2009, and incorporated by reference herein).

10.11	Indemnity Reinsurance Agreement between Pennsylvania Life Insurance Company (Ceding Company) and Commonwealth Annuity and Life Insurance Company (Reinsurer) effective as of April 1, 2009 (filed as Exhibit 10.4 to Old Universal American's Quarterly Report on Form 10-Q filed on October 30, 2009, and incorporated by reference herein)

10.12	Indemnity Reinsurance Agreement between American Pioneer Life Insurance Company (Ceding Company) and Commonwealth Annuity and Life Insurance Company (Reinsurer) effective as of April 1, 2009 (filed as Exhibit 10.5 to Old Universal American's Quarterly Report on Form 10-Q filed on October 30, 2009, and incorporated by reference herein).

10.13	Indemnity Reinsurance Agreement between American Progressive Life and Health Insurance Company of New York (Ceding Company) and First Allmerica Financial Life Insurance (Reinsurer) effective as of April 1, 2009 (filed as Exhibit 10.6 to Old Universal American's Quarterly Report on Form 10-Q filed on October 30, 2009, and incorporated by reference herein).

10.14	Indemnity Reinsurance Agreement between The Pyramid Life Insurance Company (Ceding Company) and Commonwealth Annuity and Life Insurance Company (Reinsurer) effective as of April 1, 2009 (filed as Exhibit 10.7 to Old Universal American's Quarterly Report on Form 10-Q filed on October 30, 2009, and incorporated by reference herein).

10.15	Indemnity Reinsurance Agreement between Union Bankers Insurance Company (Ceding Company) and Commonwealth Annuity and Life Insurance Company (Reinsurer) effective as of April 1, 2009 (filed as Exhibit 10.8 to Old Universal American's Quarterly Report on Form 10-Q filed on October 30, 2009, and incorporated by reference herein).

10.16		Tax Matters Agreement, dated April 29, 2011, by and among the Company, Old Universal American and CVS Caremark Corporation (filed as Exhibit 10.2 to the Company's Current Report on Form 8-k filed on May 5, 2011, and incorporated by reference herein).

10.17		Credit Agreement, dated as of March 2, 2012, by and among Universal American Corp., each lender from time to time party thereto, Bank of America, N.A., as Administrative Agent, Swing Line Lender and an L/C Issuer and Merrill Lynch, Pierce, Fenner & Smith Incorporated, Fifth Third Bank, Sun Trust Bank and U.S. Bank National Association as Joint Lead Arrangers, Joint Book Managers and Co-Syndication Agents (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed on March 8, 2012 and incorporated by reference herein).

10.18		First Amendment to Credit Agreement, dated as of November 4, 2013, by and among Universal American Corp., each lender from time to time party thereto, Bank of America, N.A., as Administrative Agent, Swing Line Lender and an L/C Issuer and Merrill Lynch, Pierce, Fenner & Smith Incorporated, Fifth Third Bank, Sun Trust Bank and U.S. Bank National Association as Joint Lead Arrangers, Joint Book Managers and Co-Syndication Agents (filed as Exhibit 10.18 to the Company's Quarterly Report on Form 10-Q filed on November 7, 2013 and incorporated herein by reference).

12.1	*	Computation of Ratio of Earnings to Fixed Charges

21.1	*	List of Subsidiaries

23.1	*	Consent of Ernst & Young LLP.

31.1	*	Certification of Chief Executive Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	*	Certification of Chief Financial Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1	*	Certification of the Chief Executive Officer and Chief Financial Officer, as required by Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS—XBRL		Instance Document.

101.SCH—XBRL		Taxonomy Extension Schema Document.

101.CAL—XBRL		Taxonomy Extension Calculation Linkbase Document.

101.LAB—XBRL		Taxonomy Extension Label Linkbase Document.

101.PRE—XBRL		Taxonomy Extension Presentation Linkbase Document.

101.DEF—XBRL		Taxonomy Extension Definition Linkbase Document.

*
Filed or furnished herewith.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNIVERSAL AMERICAN CORP.
March 13, 2014	/s/ RICHARD A. BARASCH Richard A. Barasch Chairman of the Board and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the following capacities and on the dates indicated.

Signature	Title	Date

/s/ RICHARD A. BARASCH Richard A. Barasch	Chairman of the Board, Chief Executive Officer and Director (Principal Executive Officer)	March 13, 2014
/s/ ROBERT A. WAEGELEIN Robert A. Waegelein	President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 13, 2014
/s/ SALLY W. CRAWFORD Sally W. Crawford	Director	March 13, 2014
/s/ MATTHEW W. ETHERIDGE Matthew W. Etheridge	Director	March 13, 2014
/s/ MARK K. GORMLEY Mark K. Gormley	Director	March 13, 2014
/s/ MARK M. HARMELING Mark M. Harmeling	Director	March 13, 2014
/s/ DAVID S. KATZ David S. Katz	Director	March 13 2014

Signature	Title	Date

/s/ LINDA H. LAMEL Linda H. Lamel	Director	March 13, 2014
/s/ PATRICK J. MCLAUGHLIN Patrick J. McLaughlin	Director	March 13, 2014
/s/ RICHARD C. PERRY Richard C. Perry	Director	March 13, 2014
/s/ THOMAS A. SCULLY Thomas A. Scully	Director	March 13, 2014
/s/ ROBERT A. SPASS Robert A. Spass	Director	March 13, 2014
/s/ SEAN M. TRAYNOR Sean M. Traynor	Director	March 13, 2014
/s/ CHRISTOPHER E. WOLFE Christopher E. Wolfe	Director	March 13, 2014

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

        Other schedules were omitted because they were not applicable.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
Universal American Corp.

        We have audited the accompanying consolidated balance sheets of Universal American Corp. and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive (loss) income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2013. Our audits also included the financial statement schedules listed in the Index at Item 15(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Universal American Corp. and subsidiaries at December 31, 2013 and 2012, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Universal American Corp. and subsidiaries' internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated March 13, 2014 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

New York, New York
March 13, 2014

Report of Independent Registered Public Accounting Firm
on Internal Control Over Financial Reporting

The Board of Directors and Stockholders of
Universal American Corp.

        We have audited Universal American Corp. and subsidiaries' internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). Universal American Corp. and subsidiaries' management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

        In our opinion, Universal American Corp. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Universal American Corp. and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive (loss) income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2013 of Universal American Corp. and subsidiaries and our report dated March 13, 2014 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

New York, New York
March 13, 2014

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	December 31, 2013	December 31, 2012
ASSETS
Investments:
Fixed maturities available for sale, at fair value (amortized cost: 2013, $913,453; 2012, $1,146,642)	$933,398	$1,203,348
Short-term investments	—	16,993
Other invested assets	22,575	14,451

Total investments	955,973	1,234,792
Cash and cash equivalents	69,574	59,779
Accrued investment income	7,056	9,264
Deferred policy acquisition costs	90,136	102,765
Reinsurance recoverables—life	520,243	539,770
Reinsurance recoverables—health	142,749	125,406
Due and unpaid premiums	59,383	33,710
Present value of future profits and other amortizing intangible assets	20,331	38,469
Goodwill and other indefinite lived intangible assets	77,526	242,942
Deferred income tax asset	2,762	—
Income taxes receivable	45,392	36,100
Other assets	110,541	108,302

Total assets	$2,101,666	$2,531,299

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Reserves and other policy liabilities—life	$532,077	$547,618
Reserves for future policy benefits—health	462,832	449,597
Policy and contract claims—health	166,545	156,558
Premiums received in advance	8,632	11,405
Series A mandatorily redeemable preferred shares	40,000	40,000
Loan payable	103,447	131,984
Amounts due to reinsurers	7,690	8,920
Deferred income taxes payable	—	30,643
Other liabilities	115,544	142,077

Total liabilities	1,436,767	1,518,802

STOCKHOLDERS' EQUITY
Preferred stock (Authorized: 40 million shares)	—	—
Common stock—voting (Authorized: 400 million shares; issued and outstanding: 2013, 85.5 million shares; 2012, 85.0 million shares)	855	850
Common stock—non-voting (Authorized: 60 million shares; issued and outstanding: 3.3 million shares)	33	33
Additional paid-in capital	693,329	827,298
Accumulated other comprehensive income	7,329	29,089
Retained (deficit) earnings	(36,647)	155,227

Total stockholders' equity	664,899	1,012,497

Total liabilities and stockholders' equity	$2,101,666	$2,531,299

See notes to consolidated financial statements.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	For the Years Ended December 31,
	2013	2012	2011
Revenues:
Net premium and policyholder fees earned	$2,001,309	$1,989,813	$2,221,369
Net investment income	36,737	42,397	47,425
Fee and other income	104,657	128,683	15,810
Net realized gains on investments	13,863	16,604	841

Total revenues	2,156,566	2,177,497	2,285,445

Benefits, claims and expenses:
Claims and other benefits	1,656,189	1,597,256	1,807,268
Change in deferred policy acquisition costs	12,629	5,418	4,280
Amortization of intangible assets	7,843	8,132	4,411
Commissions	36,250	43,472	59,888
Reinsurance commissions and expense allowances	6,761	6,492	3,329
Interest expense	6,487	6,235	2,267
Restructuring costs	7,209	4,109	22,042
Asset impairment charges	189,443	—	15,622
Other operating costs and expenses	403,389	418,527	356,464

Total benefits, claims and expenses	2,326,200	2,089,641	2,275,571

(Loss) income from continuing operations before equity in
losses of unconsolidated subsidiaries	(169,634)	87,856	9,874
Equity in losses of unconsolidated subsidiaries	(33,602)	(10,222)	—

(Loss) income from continuing operations before income taxes	(203,236)	77,634	9,874
(Benefit from) provision for income taxes	(10,910)	24,601	7,167

(Loss) income from continuing operations	(192,326)	53,033	2,707

Discontinued operations:
Loss from discontinued operations, net of income taxes	—	—	(40,238)
Expenses of transactions, net of income taxes	—	—	(10,670)

Loss from discontinued operations	—	—	(50,908)

Net (loss) income	$(192,326)	$53,033	$(48,201)

(Loss) income per common share:
Basic:
Continuing operations	$(2.20)	$0.61	$0.03
Discontinued operations	—	—	(0.64)

Net (loss) income	$(2.20)	$0.61	$(0.61)

Diluted:
Continuing operations	$(2.20)	$0.61	$0.03
Discontinued operations	—	—	(0.63)

Net (loss) income	$(2.20)	$0.61	$(0.60)

Weighted average shares outstanding:
Weighted average common shares outstanding	87,402	86,371	79,668
Less: weighted average treasury shares	—	—	(1,039)

Basic weighted average shares outstanding	87,402	86,371	78,629
Weighted average common equivalent of preferred shares outstanding	—	—	1,373
Effect of dilutive securities	—	277	577

Diluted weighted average shares outstanding	87,402	86,648	80,579

See notes to consolidated financial statements.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(in thousands)

	For the Years Ended December 31,
	2013	2012	2011
Comprehensive (loss) income:
Net (loss) income	$(192,326)	$53,033	$(48,201)
Other comprehensive (loss) income, net of income taxes:
Continuing operations:
Unrealized (loss) gain on investments	(15,111)	33,236	8,597
Less: reclassification adjustment for gains included in net (loss) income	9,011	10,793	547

Change in net unrealized (loss) gain on securities available for sale	(24,122)	22,443	8,050
Change in long-term claim reserve adjustment	2,362	(4,520)	(3,315)

Other comprehensive (loss) income from continuing operations	(21,760)	17,923	4,735
Discontinued operations:
Change in cash flow hedge	—	—	8,900

Total other comprehensive (loss) income, net of income taxes	(21,760)	17,923	13,635

Comprehensive (loss) income	$(214,086)	$70,956	$(34,566)

See notes to consolidated financial statements.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(in thousands)

		Common Stock			Accumulated Other Comprehensive (Loss) Income
	Preferred Stock			Additional Paid-in Capital		Retained Earnings (Deficit)	Treasury Stock
		Voting	Non-Voting					Total
Balance at January 1, 2011	$42	$786	$—	$801,155	$(2,469)	$697,901	$(31,418)	$1,465,997
Net loss	—	—	—	—	—	(48,201)	—	(48,201)
Other comprehensive income	—	—	—	—	13,635	—	—	13,635
Changes in connection with the Medicare Part D sale:
Separation from Old Universal American	—	—	—	—	—	(443,553)	—	(443,553)
Conversion of Series A preferred stock	(42)	9	33	—	—	—	—	—
Settlement of equity awards to employees and directors	—	15	—	(25,032)	—	(9,685)	—	(34,702)
Treasury shares retired	—	(34)	—	(35,429)	—	(7,023)	42,486	—
Other activity:
Net issuance of common stock	—	6	—	4,776	—	—	—	4,782
Stock-based compensation	—	—	—	3,190	—	—	—	3,190
Acquisition of noncontrolling interest of subsidiary				(10,555)				(10,555)
Treasury shares purchased, at cost	—	—	—	—	—	—	(10,821)	(10,821)
Treasury shares reissued	—	—	—	(76)	—	—	(247)	(323)
Dividends to stockholders	—	—	—	—	—	914	—	914

Balance at December 31, 2011	—	782	33	738,029	11,166	190,353	—	940,363
Net income	—	—	—	—	—	53,033	—	53,033
Other comprehensive income	—	—	—	—	17,923	—	—	17,923
Net issuance of common stock	—	5	—	5,865	—	—	—	5,870
Issuance of shares in connection with the acquisition of APS Healthcare	—	63	—	74,451	—	—	—	74,514
Stock-based compensation	—	—	—	8,953	—	—	—	8,953
Dividends to stockholders	—	—	—	—	—	(88,159)	—	(88,159)

Balance at December 31, 2012	—	850	33	827,298	29,089	155,227	—	1,012,497
Net loss	—	—	—	—	—	(192,326)	—	(192,326)
Other comprehensive loss	—	—	—	—	(21,760)	—	—	(21,760)
Net issuance of common stock	—	5	—	3,716	—	—	—	3,721
Stock-based compensation	—	—	—	4,327	—	—	—	4,327
Dividends to stockholders	—	—	—	(142,012)	—	452	—	(141,560)

Balance at December 31, 2013	$—	$855	$33	$693,329	$7,329	$(36,647)	$—	$664,899

See notes to consolidated financial statements.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Years Ended December 31,
	2013	2012	2011
Operating activities:
Net (loss) income	$(192,326)	$53,033	$(48,201)
Adjustments to reconcile net (loss) income to cash (used for) provided by operating activities, net of balances acquired:
Loss from discontinued operations	—	—	50,908
Deferred income taxes	(21,288)	8,724	22,010
Net realized gains on investments	(13,863)	(16,604)	(841)
Amortization of intangible assets	7,843	8,132	4,411
Amortization of debt issuance costs	1,423	1,162	123
Net amortization of bond premium	6,353	6,391	7,540
Depreciation expense	10,932	10,073	9,785
Impairment of fixed assets	8,549	415	12,614
Intangible impairment charges	180,862	—	15,622
Changes in operating assets and liabilities:
Deferred policy acquisition costs	12,629	5,418	4,280
Reserves and other policy liabilities—life	(15,541)	(14,271)	(20,359)
Reserves for future policy benefits—health	16,869	108	(4,252)
Policy and contract claims—health	9,987	(26,354)	(123,598)
Reinsurance balances	954	22,008	38,682
Due and unpaid/advance premium, net	(28,446)	(6,867)	19,213
Income taxes payable/receivable	(8,965)	10,414	(112,989)
Other, net	(39,524)	20,317	19,964

Cash (used for) provided by operating activities from continuing operations	(63,552)	82,099	(105,088)
Cash used for operating activities from discontinued operations	—	—	(168,767)

Cash (used for) provided by operating activities	(63,552)	82,099	(273,855)

Investing activities:
Proceeds from sale, maturity, call, paydown or redemption of fixed maturity investments	606,545	1,381,268	942,335
Cost of fixed maturity investments acquired	(365,886)	(1,320,523)	(760,272)
Change in short-term investments	16,993	(16,993)	—
Purchase of business, net of cash acquired	(3,299)	(137,747)	—
Cash received at closing of Medicare Part D sale	—	—	15,516
Purchase of fixed assets	(5,990)	(10,791)	(8,472)
Other investing activities	(5,018)	(12,289)	(5,339)

Cash provided by (used for) investing activities from continuing operations	243,345	(117,075)	183,768
Cash used for investing activities from discontinued operations	—	—	(87,863)

Cash provided by (used for) investing activities	243,345	(117,075)	95,905

Financing activities:
Net proceeds from issuance of common stock, net of tax effect	370	5,870	4,782
Cost of treasury stock purchases	—	—	(11,069)
Dividends paid to stockholders	(141,371)	(100,866)	(1,416)
Principal payment on loan payable	(28,537)	(18,016)	—
Proceeds from the issuance of loan payable	—	150,000	—
Settlement of equity awards to employees and directors	—	—	(33,545)
Issuance of mandatorily redeemable preferred stock	—	—	40,000
Payment of debt issue costs	(460)	(5,772)	(1,102)
Contributions to discontinued operations	—	—	(36,015)

Cash (used for) provided by financing activities from continuing operations	(169,998)	31,216	(38,365)
Cash provided by financing activities from discontinued operations	—	—	214,409

Cash (used for) provided by financing activities	(169,998)	31,216	176,044

Net increase (decrease) in cash and cash equivalents	9,795	(3,760)	(1,906)
Less: net decrease in cash and cash equivalents from discontinued operations	—	—	42,221

Net increase (decrease) in cash and cash equivalents from continuing operations	9,795	(3,760)	40,315
Cash and cash equivalents of continuing operations at beginning of year	59,779	63,539	23,224

Cash and cash equivalents of continuing operations at end of year	$69,574	$59,779	$63,539

See notes to consolidated financial statements.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND COMPANY BACKGROUND

        Except as otherwise indicated, references to the "Company," "Universal American," "we," "our," and "us" are to Universal American Corp., a Delaware corporation, and its subsidiaries.

        Universal American is a specialty health and life insurance holding company with an emphasis on providing a broad array of health insurance and managed care products and services to people covered by Medicare and Medicaid. Collectively, our health plans and insurance company subsidiaries are licensed in all fifty states and in the District of Columbia and authorized to sell Medicare Advantage products, life, accident and health insurance and annuities. We currently sell Medicare Coordinated Care Plan products, which we call HMOs, Medicare Coordinated Care products built around contracted networks of providers, which we call PPOs and Medicare Advantage private fee-for-service products, known as PFFS Plans. We discontinued marketing and selling Traditional insurance products, consisting of Medicare supplement products, fixed benefit accident and sickness insurance and senior life insurance after June 1, 2012.

        On December 1, 2013, we completed our acquisition of the assets of the Total Care Medicaid managed care plan, known as Total Care. Total Care is a Medicaid health plan in Upstate New York, currently serving approximately 35,000 members in Syracuse and surrounding areas. For further discussion of this transaction, see Note 5—Business Combinations.

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

        In 2011, we formed a new subsidiary, Collaborative Health Systems, LLC, also known as CHS, to work with physicians and other healthcare professionals to form Accountable Care Organizations, or ACOs, under the Medicare Shared Savings Program ("Shared Savings Program"). As of December 31, 2013, we had thirty ACOs which had been previously approved for participation in the program by the Centers for Medicare & Medicaid Services, known as CMS. In addition, four additional ACOs were approved effective January 1, 2014. During 2014, we may reduce the number of our ACOs based on a variety of factors, including the level of commitment by the physicians in the ACO and the likelihood of the ACO achieving shared savings. Based on data provided by CMS, these thirty-four ACOs currently include approximately 3,200 participating providers with approximately 358,000 assigned Medicare fee-for-service beneficiaries covering portions of thirteen states, both within and outside our current Medicare Advantage footprint, including southeast Texas and upstate New York. CHS provides these ACOs with care coordination, analytics and reporting, technology and other administrative capabilities to enable participating providers to deliver better care and lower healthcare costs for their Medicare fee-for-service beneficiaries. The Company provides funding to CHS to support the operating activities of CHS and the ACOs.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. BASIS OF PRESENTATION

        We have prepared the accompanying Consolidated Financial Statements in conformity with U.S. generally accepted accounting principles, or U.S. GAAP, in accordance with Article 10 of the Securities and Exchange Commission's Regulation S-X, and consolidate the accounts of Universal American and its subsidiaries at December 31, 2013.

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

        Use of Estimates:    The preparation of our financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the amounts reported by us in our Consolidated Financial Statements and the accompanying Notes. Critical accounting policies require significant subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. These estimates are based on information available at the time the estimates are made, as well as anticipated future events. Actual results could differ materially from these estimates. We periodically evaluate our estimates, and as additional information becomes available or actual amounts become determinable, we may revise the recorded estimates and reflect the revisions in our operating results. In our judgment, the accounts involving estimates and assumptions that are most critical to the preparation of our financial statements are policy related liabilities and expense recognition, deferred policy acquisition costs, goodwill and other intangible assets, investment valuation, revenue recognition, and income taxes. There have been no changes in our critical accounting policies during 2013.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. BASIS OF PRESENTATION (Continued)

        Reclassifications:    We have reclassified $4.1 million in the December 31, 2012 consolidated statement of operations from other operating costs and expenses to restructuring costs. This amount relates to severance and other benefits charged to operations in the fourth quarter of 2012, as disclosed in Note 22—Other Operational Disclosures—Restructuring Charges. We believe that separating this charge from other operating costs and expenses provides a clearer presentation of 2012 operating results and provides consistency with how similar charges are presented in 2013 and 2011 and provides consistency with how this charge is disclosed in Note 22—Other Operational Disclosures—Restructuring Charges.

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

        Unrealized gains and losses on available for sale securities are excluded from earnings and reported as accumulated other comprehensive income, unless the losses are determined to be other-than-temporary. This is reported net of tax, and the effect on long-term claim reserves and deferred policy acquisition costs in accordance with ASC 320-10-S99-2.

        As of December 31, 2013 and 2012, we classified all fixed maturity securities as available for sale and carried them at fair value, with the unrealized gain or loss, net of tax, included in accumulated other comprehensive income. We carry short-term investments at cost, which approximates fair value. Other invested assets consist principally of cost-basis equity investments, equity securities, policy loans, mortgage loans and collateral loans. We carry cost-basis equity investments at the lower of cost or fair value and equity securities at fair value. We carry policy loans and mortgage loans at the unpaid principal balance. We carry collateral loans at the underlying value of their collateral that is the cash surrender value of life insurance.

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

        We regularly evaluate the amortized cost of our investments compared to the fair value of those investments. We generally recognize impairments of securities when we consider a decline in fair value below the amortized cost basis to be other-than-temporary. The evaluation includes the intent and ability to hold the security to recovery, and it is considered on an individual security basis, not on a portfolio basis. We generally recognize impairment losses for mortgage-backed and asset-backed securities when an adverse change in the amount or timing of estimated cash flows occurs, unless the adverse change is solely a result of changes in estimated market interest rates. We also recognize impairment losses when we determine declines in fair values based on quoted prices to be other-than-temporary.

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

  •
  If we intend to sell a debt security, or it is more likely than not that we will be required to sell the debt security before recovery of its amortized cost basis, we recognize an other-than-temporary-impairment, or OTTI, in earnings equal to the entire difference between the debt security's amortized cost basis and its fair value.

  •
  If we do not intend to sell the debt security and it is not more likely than not that we will be required to sell the debt security before recovery of its amortized cost basis, but the present value of the cash flows expected to be collected is less than the amortized cost basis of the debt security (referred to as the credit loss), an OTTI is considered to have occurred. In this instance, we bifurcate the total OTTI into the amount related to the credit loss, which we recognize in

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

    earnings, with the remaining amount of the total OTTI attributed to other factors (referred to as the noncredit portion) recognized as a separate component in other comprehensive income.

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

        Interest Rate Swaps:    Interest rate swaps involve the periodic exchange of cash flows with other parties, at specified intervals, calculated using agreed upon rates and notional principal amounts. We use interest rate swaps from time to time as part of our overall risk management strategy to efficiently reduce the duration, or sensitivity, of our fixed maturity investment portfolio fair value to a rise in interest rates.

        Our swaps are designated as held for managing asset-related risks that do not qualify for hedge treatment. Because the swaps do not meet the criteria for hedge accounting, gains or losses resulting from changes in fair value are recognized currently in earnings. Their fair value is based on the present value of expected net cash flows as determined by the contract rate and the LIBOR forward rate curve on the valuation date. As a component of managing overall interest rate risk, such gains and losses are most appropriately considered in the context of changes in the unrealized gains and losses on the fixed

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

maturity portfolio. The swaps are recorded at fair value in other assets in our consolidated balance sheets.

        Deferred Policy Acquisition Costs:    In accordance with ASU 2010-26, we defer costs that are directly related to the successful acquisition or renewal of insurance contracts including the following

  •
  incremental direct costs of a successful contract acquisition, such as non-level commissions, and

  •
  portions of employee salaries and benefits directly related to time spent performing specified acquisition activities for a contract that has been acquired,

  •
  other costs directly related to the specified acquisition activities that would not have been incurred had that contract acquisition transaction not occurred, and

  •
  advertising costs meeting the capitalization criteria for direct-response advertising.

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

        We test for the recoverability of DAC at least annually. To the extent that we determine that the present value of future policy premiums would not be adequate to recover the unamortized costs, we would write off the excess deferred policy acquisition costs. Based on our annual tests, we determined that DAC was recoverable at December 31, 2013 and 2012.

  Goodwill and other intangible assets:

        Goodwill:    Goodwill represents the amount of the purchase price in excess of the fair values assigned to the underlying identifiable net assets of acquired businesses. Goodwill is not amortized, but is subject to an annual impairment test. ASC 350, Goodwill and Other Intangible Assets, requires that goodwill balances be reviewed for impairment at the reporting unit level at least annually or more frequently if events occur or circumstances change that would indicate that a triggering event, as defined in ASC 350, has occurred. A reporting unit is defined as an operating segment or one level below an operating segment. Our reporting units are equivalent to our operating segments. We have goodwill assigned to our Senior Managed Care—Medicare Advantage and APS Healthcare and Total Care reporting units. The goodwill related to the acquisition of APS Healthcare and the assets of Total Care is included in our Corporate and Other segment.

        We test goodwill for impairment annually, as of October 1 of the current year, or more frequently if circumstances suggest that impairment may exist. During each quarter, we perform a review of certain key components of our valuation of our reporting units, including the operating performance of the reporting units compared to plan (which is the primary basis for the prospective financial information included in our annual goodwill impairment test), our weighted average cost of capital and our stock price and market capitalization.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        We estimate the fair values of our reporting units using discounted cash flows, which include assumptions about a wide variety of internal and external factors. Significant assumptions used in the impairment analysis include financial projections of cash flow (including significant assumptions about operations and target capital requirements), long term growth rates for determining terminal value, and discount rates. Forecasts and long term growth rates used for our reporting units are consistent with, and use inputs from, our internal long term business plan and strategy. During our forecasting process, we assess revenue trends, medical cost trends, operating cost levels and target capital levels. Significant factors affecting these trends include changes in membership, premium yield, medical cost trends, contract renewal expectations and the impact and expectations of regulatory environments.

        Although we believe that the financial projections used are reasonable and appropriate, the use of different assumptions and estimates could materially impact the analysis and resulting conclusions. In addition, due to the long term nature of the forecasts there is significant uncertainty inherent in those projections. That uncertainty is increased by the impact of healthcare reforms as discussed in Item 1, "Business—Regulation." For additional discussions regarding how the enactment or implementation of healthcare reforms and how other factors could affect our business and the related long term forecasts, see Item 1A, "Risk Factors" in Part I of this Annual Report on Form 10 K.

        We use a range of discount rates that correspond to a market based weighted average cost of capital. Discount rates are determined for each reporting unit based on the implied risk inherent in their forecasts. This risk is evaluated using comparisons to market information such as peer company weighted average costs of capital and peer company stock prices in the form of revenue and earnings multiples. The most significant estimates in the discount rate determinations include the risk free rates and equity risk premium. Company specific adjustments to discount rates are subjective and thus are difficult to measure with certainty.

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
  the loss of significant contracts;

  •
  decreases in earnings projections;

  •
  increases in the weighted average cost of capital; and

  •
  increases in the amount of required capital for a reporting unit.

Negative changes in one or more of these factors, among others, could result in additional impairment charges.

        To determine whether goodwill is impaired, we perform a multi-step impairment test. We perform a qualitative assessment of each reporting unit to determine whether facts and circumstances support a determination that their fair values are greater than their carrying values. If the qualitative analysis is not conclusive, or if we elect to proceed directly with quantitative testing, we will measure the fair

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

values of the reporting units and compare them to their carrying values, including goodwill. If the fair value is less than the carrying value of the reporting unit, the second step of the impairment test is performed for the purposes of measuring the impairment. In this step, the fair value of the reporting unit is allocated to all of the assets and liabilities of the reporting unit to determine an implied goodwill value. This allocation is similar to a purchase price allocation performed in purchase accounting. If the carrying amount of the reporting unit goodwill exceeds the implied goodwill value, an impairment loss shall be recognized in an amount equal to that excess.

        During the quarter ended June 30, 2013, certain events occurred and circumstances changed which indicated that it was more likely than not that goodwill for APS Healthcare was impaired. Additional events occurred and circumstances further changed during the quarter ended December 31, 2013 which indicated that it was more likely than not that goodwill for APS Healthcare was further impaired. See Note 8—Goodwill and Other Intangible Assets for additional information.

        Valuation of acquired intangible assets:    Business combinations accounted for as a purchase result in the allocation of the purchase consideration to the fair values of the assets and liabilities acquired, including the present value of future profits and other identified intangibles, establishing these fair values as the new accounting basis. We base the fair values on an estimate of the cash flows of the identified intangible, discounted to reflect the present value of those cash flows. The discount rate we select depends upon the general market conditions at the time of the acquisition and the inherent risk in the transaction. We allocate purchase consideration in excess of the fair value of net assets acquired, including the present value of future profits and other identified intangibles, for a specific acquisition, to goodwill. We perform the allocation of purchase price in the period in which we consummate the purchase.

        Amortizing intangible assets:    We must estimate and make assumptions regarding the useful life we assign to our amortizing intangible assets. Set forth below are our annual amortization policies for each of the main categories of amortizing intangible assets:

Description	Weighted Average Life (Years)	Amortization Basis
Insurance policies acquired	9	The pattern of projected future cash flows for the policies acquired over the estimated weighted average life of the policies acquired
Provider contracts	4 - 10	Straight line over the estimated weighted average life of the contracts
Non-compete agreements	7	Straight line over the length of the agreement
Customers/membership acquired	4 - 8	Straight line over the estimated weighted average life of membership
Software platform	4	Straight line over the estimated life of the software
Trademarks/tradenames	4.5	Straight line over the estimated weighted average life of the trademarks/tradenames

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

        During our review of recoverability of amortizing intangible assets in the fourth quarter of 2013, we determined that undiscounted cash flows from our APS Healthcare reporting unit were less than the carrying value of our related APS Healthcare amortizing intangible assets, indicating that they were no longer fully recoverable and recorded an impairment. During our review of recoverability in the fourth quarter of 2011, we determined that the undiscounted cash flows from our acquired agency intangible asset were less than its carrying value, indicating that it was no longer fully recoverable and recorded an impairment. There were no other impairments of our amortizing intangible assets during 2013, 2012 or 2011.See additional discussion at Note 8—Goodwill and Other Intangible Assets.

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

        These programs are administered by CMS. These benefits are provided through HMO, PPO, PFFS and stand-alone Part D Plans in exchange for contractual risk-adjusted payments received from CMS. We contract with CMS under the Medicare program to provide a comprehensive array of health insurance and prescription drug benefits to Medicare eligible persons through our Medicare Advantage plans.

        Premiums received pursuant to Medicare contracts with CMS are recorded as revenue in the month in which members are entitled to receive benefits. Premiums collected in advance are deferred. Receivables from CMS and Plan members are recorded net of estimated uncollectible amounts and are

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

reported as due and unpaid premiums in the consolidated balance sheets. We routinely monitor the collectability of specific accounts, the aging of member premium receivables, historical retroactivity trends and prevailing and anticipated economic conditions. Certain commissions are deferred and amortized over the program year in relation to the corresponding revenues.

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

        Membership—We analyze the membership for our Medicare HMO, PPO, Network PFFS and rural (non-network) PFFS Plans (collectively, the "Plans") in our administrative system and reconcile to the enrollment provided by CMS. There are timing differences between the addition of a member to our administrative system and the approval, or accretion, of the member by CMS. Additionally, the monthly payments from CMS include adjustments to reflect changes in the status of membership as a result of retroactive terminations, additions, whether CMS is secondary to other insurance coverage or other changes. Current period membership, net premium, CMS subsidies and claims expense are adjusted to reflect retroactive changes in membership.

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

        Recognition of Premium Revenues and Policy Benefits—Medicare Plans—We receive monthly payments from CMS related to members in our Medicare coordinated care Plans. The recognition of the premium and cost reimbursement components under these Plans is described below:

        CMS Direct Premium Subsidy—We receive a monthly premium from CMS based on the Plan year bid we submitted to CMS. The monthly payment is a risk-adjusted amount per member and is based upon the member's risk score status, as determined by CMS. The CMS premium is recognized over the

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

contract period and reported as premium revenue. In addition, under Medicare Secondary Payer, or MSP provisions, the premium will be reduced by CMS if CMS has determined that it is secondary to other insurance coverage. STAR rating quality bonus revenues are included in the CMS Direct Premium subsidy which is reported as premium revenue and recognized over the contract period.

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

        Low-Income Cost Sharing Subsidy—For qualifying LIS members of our Plans with Part D benefits, CMS will reimburse the Plans for all or a portion of the LIS member's deductible, coinsurance and co-payment amounts for pharmacy benefits above the out of pocket threshold for low income beneficiaries. Low-income cost sharing subsidies are paid by CMS prospectively as a fixed amount per member per month, and are determined based upon the Plan year bid we submitted to CMS. After the close of the annual Plan year, CMS reconciles actual experience to low-income cost sharing subsidies paid to the Plan and any differences are settled between CMS and the Plan. The low-income subsidy is accounted for as deposit accounting and therefore not recognized in operations.

        Coverage Gap Discount Program—We receive advance payments from CMS as subsidies for members of our Plans with Part D coverage who reach the coverage gap. The Medicare Coverage Gap Discount Program, or CGDP, makes manufacturer discounts available to eligible Medicare beneficiaries receiving applicable covered Part D drugs while in the coverage gap. In general, the discount on each applicable covered Part D drug is fifty percent of an amount equal to the negotiated price. Members will continue to receive these discounts and they will grow until the coverage gap is closed in 2020.

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

        CMS Risk Corridor Provisions for the Part D benefits of our HMO and PPO Plans —Premiums from CMS for members of our HMO and PPO Plans with Part D benefits are subject to risk corridor provisions. The CMS risk corridor calculation compares the target amount of prescription drug costs (limited to costs under the standard coverage as defined by CMS) less rebates in our annual Plan bid (target amount) to actual experience. Variances of more than 5% above the target amount will result in CMS making additional payments to us, and variances of more than 5% below the target amount will require us to refund to CMS a portion of the premiums we received. Risk corridor payments due to or from CMS are estimated throughout the year and are recognized as adjustments to premium revenues and due and unpaid premiums. This estimate requires us to consider factors that may not be certain, including: membership, risk scores, prescription drug events, or PDEs, and rebates. After the close of the annual Plan year, CMS reconciles actual experience to the target amount and any differences are settled between CMS and the Plan.

        Recognition of Premium Revenues and Policy Benefits for our Medicaid Business:    Through Today's Options of New York, Inc., known as TONY, beginning in December 2013, we provide comprehensive health services to certain counties in upstate New York, under the name "Total Care." TONY serves an enrolled population comprised primarily of beneficiaries of the Medical Assistance Program, known as Medicaid, and also participates in Child Health Plus and Family Health Plus programs for low-income, uninsured children and adults. We receive monthly premium on a per member basis for each month of a member's term of enrollment that is recognized as earned in the month to which it applies. The premium is calculated using actuarially predetermined premium groups based upon the age, sex and aid category of the member. Premium rates are subject to revision under the provision of the New York State regulation. Adjustments for such revisions are recognized in the fiscal year incurred. With respect to the Medicaid program, Medicaid-eligible persons living in the counties of operation can enroll in

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

TONY. Medicaid and Family Health Plus eligibility is determined by agreement between the individual county's Department of Social Services and the New York State Department of Health. Premiums earned reflect the sum of monthly premium bills submitted by TONY to the New York State Department of Health for eligible enrollees. TONY may also enroll individuals eligible for Child Health Plus and receive monthly premiums for each enrollee.

        TONY contracts with various hospitals, physicians, allied and ancillary providers of service and health centers for the provision of certain medical care services to its members. TONY compensates these providers on a fee-for-service or capitation basis for covered services. All amounts incurred by TONY under the aforementioned contracts are reported in claims and other benefits in our consolidated statements of operations. Estimates of payments to be made on claims reported and estimates of healthcare services rendered but not reported to us are included in policy and contract claims—health in our consolidated balance sheets. We initially establish these reserves based on past experience, and they are continuously reviewed and updated with any related adjustments recorded to current operations.

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

  •
  Expenses eligible for capitalization as deferred policy acquisition costs, such as commissions in excess of the ultimate commission and underwriting costs for successful contract acquisitions, are capitalized and amortized over the anticipated life of the policy.

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

        On an at-risk basis, we participate in various capitation agreements with managed care organizations under which we assume all of the financial risk for mental health care services provided to the respective managed care organization's enrollees residing within a specified geographic area. Revenue for these services is recognized in the period in which the enrollees are entitled to receive such benefits, based on a fixed per member per month fee. Revenue related to such services is recorded as net premium and policyholder fees earned in the consolidated statements of operations. APS Healthcare's contract with the Puerto Rico Medicaid agency to provide managed behavioral health and other services, accounts for a significant portion of APS Healthcare's total revenues. In February 2014, the agency that manages the Puerto Rico Mi Salud Medicaid program, ASES, issued a Request for Proposal, or RFP, to integrate behavioral health services and physical health services under the same managed care contract, effective July 1, 2014. As a result of the RFP, APS Healthcare's current contract will likely terminate effective June 30, 2014. We are evaluating opportunities to participate in the new RFP but there can be no assurance that we will be successful.

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

        Some of our contracts include performance-based terms that provide for the refund of a portion of our fees to the customer if our programs do not achieve a targeted percentage reduction in the customer's healthcare costs and / or improvement in selected clinical and/or other criteria that focus on improving the health of the members, when compared to a baseline year. We perform periodic evaluation of our exposure to such performance-based provisions and record our best estimate of such exposure as a liability and a reduction of revenue. At December 31, 2013, we carried $1.8 million of liabilities related to performance-based provisions included in other liabilities in the accompanying consolidated balance sheets. We anticipate that these liabilities will fluctuate due to the level of performance-based fees in new contracts, the level or extent to which performance-based metrics are utilized or attained and the timing of final data reconciliation, which varies according to contract terms.

        Recognition of Revenues—Accountable Care Organizations:    The Medicare Shared Savings Program, or MSSP, is relatively new and therefore has limited historical experience. This impacts our ability to accurately accumulate and interpret the data available for calculating the ACOs' shared savings. Therefore, we were not able to recognize revenue for the year ended December 31, 2013. We expect that revenue, if any, for the initial program periods ending December 31, 2013 will be reported in 2014

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

when the MSSP revenue is either known or estimable with reasonable certainty. Based on the ACO operating agreements, we bear all costs of the ACO operations until revenue is recognized. At that point, we share in 100% of the revenue up to our costs incurred. Any remaining profit is generally shared equally with our ACO provider partners.

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

        We have estimated that the fee to be paid in 2014, based on 2013 net written premiums, will be approximately $22 million. In January 2014, we will accrue this amount in other liabilities in our consolidated balance sheet, with an offsetting deferred cost asset recorded in other assets. The asset will be amortized ratably over 2014 as a component of other operating costs and expenses. This fee is non-deductible for income tax purposes. Accordingly, adoption of this guidance and the enactment of this fee could have a material impact on our financial position, results of operations or cash flows in future periods.

5. BUSINESS COMBINATIONS

  Acquisition of Total Care

        On December 1, 2013, we completed our acquisition of the assets of the Total Care Medicaid managed care plan, known as Total Care. Total Care is one of the oldest and largest Medicaid health plans in Upstate New York, currently serving approximately 35,000 members in Syracuse and surrounding areas. The purchase price for the acquisition was $6.2 million in cash, of which $3.3 million was paid at closing. An estimated $2.9 million of contingent consideration will be paid in the future based on membership and quality improvements of the health plan. During 2013, we incurred approximately $0.5 million of acquisition related costs. The excess of the purchase price over the tangible assets acquired, totaling $5.8 million, was allocated to amortizing intangible assets, including

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. BUSINESS COMBINATIONS (Continued)

customer relationships, provider networks and trade names, with estimated lives of 8 years. The balance of $0.1 million was allocated to goodwill. The goodwill recognized, assigned to the Corporate and Other segment, was attributable primarily to anticipated business growth and the assembled workforce acquired. The financial performance of Total Care for the month of December 2013 is reported in the Corporate and Other segment and was not material to the consolidated financial statements.

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

        We recorded $5.0 million of acquisition accounting adjustments subsequent to the closing. The working capital adjustment was finalized in the third quarter of 2012, resulting in a $2.2 million decrease to the purchase price and the return of 189,771 shares of Universal American common stock. The remaining $2.8 million included an increase in deferred tax assets of $3.8 million, net of an increase in claims payable of $0.8 million and a decrease in other current assets of $0.2 million. These adjustments were offset to goodwill. See Note 8—Goodwill and Other Intangible Assets for further information.

        The operating results generated by APS Healthcare from March 2, 2012, the date of acquisition through December 31, 2012, were not material to our consolidated results of operations.

        The unaudited consolidated pro forma results of operations, assuming that operating results for APS Healthcare were included for the entire years ended December 31, 2012 and 2011 are as follows:

	2012	2011
	(in thousands)
Total revenues	$2,229,897	$2,601,160

Income from continuing operations before income taxes	$81,400	$20,455

Income from continuing operations	$55,364	$9,373

These amounts were determined after applying our accounting policies and adjusting the results of APS Healthcare to reflect the changes in depreciation and amortization that would have been charged assuming the fair value adjustments to property, plant and equipment and intangible assets had been applied on January 1, 2011, and elimination of APS Healthcare's acquisition related costs, together with the related tax effects. These amounts also included adjustment of our results to reflect the cost of the new credit facility and additional stock based compensation that would have been charged assuming the acquisition took place on January 1, 2011, and elimination of our acquisition related costs, together with the related tax effects. The pro forma information presented above is for disclosure purposes only and is not necessarily indicative of the results of operations that would have occurred had we consummated the acquisition on the date assumed, nor is the pro forma information intended to be indicative of our future results of operations.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        During 2013, we recorded an impairment charge of $189.4 million, which included impairments to goodwill of $164.8 million, amortizing intangible assets of $16.1 million and fixed assets of $8.5 million. See Note 8—Goodwill and Other Intangible Assets for further information.

6. INVESTMENTS

        The amortized cost and fair value of fixed maturity investments are as follows:

	December 31, 2013
Classification	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Gross Unrealized OTTI(1)	Fair Value
	(in thousands)
U.S. Treasury securities and U.S. Government obligations	$53,687	$131	$(67)	$—	$53,751
Government sponsored agencies	10,400	251	(170)	—	10,481
Other political subdivisions	65,104	919	(512)	—	65,511
Corporate debt securities	382,496	16,811	(1,707)	—	397,600
Foreign debt securities	92,044	3,141	(769)	—	94,416
Residential mortgage-backed securities	182,853	4,506	(4,143)	—	183,216
Commercial mortgage-backed securities	76,503	2,606	(17)	(37)	79,055
Other asset-backed securities	50,366	694	(25)	(1,667)	49,368

	$913,453	$29,059	$(7,410)	$(1,704)	$933,398

	December 31, 2012
Classification	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Gross Unrealized OTTI(1)	Fair Value
	(in thousands)
U.S. Treasury securities and U.S. Government obligations	$31,125	$192	$(3)	$—	$31,314
Government sponsored agencies	16,893	764	(2)	—	17,655
Other political subdivisions	106,759	2,854	(65)	—	109,548
Corporate debt securities	498,497	35,186	(423)	—	533,260
Foreign debt securities	115,441	5,200	(8)	—	120,633
Residential mortgage-backed securities	241,647	12,157	(139)	—	253,665
Commercial mortgage-backed securities	74,142	4,841	(474)	—	78,509
Other asset-backed securities	62,138	1,805	(548)	(4,631)	58,764

	$1,146,642	$62,999	$(1,662)	$(4,631)	$1,203,348

(1)
Other-than-temporary impairments.

        At December 31, 2013, gross unrealized losses on mortgage-backed and asset-backed securities totaled $5.9 million, consisting primarily of unrealized losses of $4.1 million on residential mortgage-backed securities and $1.7 million related to subprime residential mortgage-backed securities. The fair value of our one subprime security is depressed due to the deterioration of collectability of the underlying mortgages. The fair values of the other securities are depressed primarily due to changes in

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. INVESTMENTS (Continued)

interest rates. We have evaluated these holdings, with input from our investment managers, and do not believe further other-than-temporary impairment to be warranted.

        The amortized cost and fair value of fixed maturity investments at December 31, 2013 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
	(in thousands)
Due in 1 year or less	$42,590	$43,066
Due after 1 year through 5 years	290,787	303,322
Due after 5 years through 10 years	186,866	189,217
Due after 10 years	83,488	86,154
Mortgage and asset-backed securities	309,722	311,639

	$913,453	$933,398

        The fair value and unrealized loss as of December 31, 2013 and 2012 for fixed maturities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are shown below:

	Less than 12 Months		12 Months or Longer		Total
December 31, 2013	Fair Value	Gross Unrealized Losses and OTTI	Fair Value	Gross Unrealized Losses and OTTI	Fair Value	Gross Unrealized Losses and OTTI
	(in thousands)
U.S. Treasury securities and U.S. Government obligations	$17,951	$(67)	$—	$—	$17,951	$(67)
Government sponsored agencies	—	—	1,911	(170)	1,911	(170)
Other political subdivisions	26,733	(335)	6,264	(177)	32,997	(512)
Corporate debt securities	74,902	(1,518)	5,559	(189)	80,461	(1,707)
Foreign debt securities	17,561	(705)	3,091	(64)	20,652	(769)
Residential mortgage-backed securities	82,898	(3,337)	10,348	(806)	93,246	(4,143)
Commercial mortgage-backed securities	6,195	(17)	1,079	(37)	7,274	(54)
Other asset-backed securities	9,530	(25)	5,333	(1,667)	14,863	(1,692)

Total fixed maturities	$235,770	$(6,004)	$33,585	$(3,110)	$269,355	$(9,114)

Total number of securities in an unrealized loss position						144

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. INVESTMENTS (Continued)

	Less than 12 Months		12 Months or Longer		Total
December 31, 2012	Fair Value	Gross Unrealized Losses and OTTI	Fair Value	Gross Unrealized Losses and OTTI	Fair Value	Gross Unrealized Losses and OTTI
	(in thousands)
U.S. Treasury securities and U.S. Government obligations	$8,046	$(3)	$—	$—	$8,046	$(3)
Government sponsored agencies	2,612	(2)	—	—	2,612	(2)
Other political subdivisions	12,688	(65)	—	—	12,688	(65)
Corporate debt securities	27,374	(189)	5,037	(234)	32,411	(423)
Foreign debt securities	1,246	(8)	—	—	1,246	(8)
Residential mortgage-backed securities	27,105	(139)	—	—	27,105	(139)
Commercial mortgage-backed securities	—	—	1,005	(474)	1,005	(474)
Other asset-backed securities	—	—	15,432	(5,179)	15,432	(5,179)

Total fixed maturities	$79,071	$(406)	$21,474	$(5,887)	$100,545	$(6,293)

Total number of securities in an unrealized loss position						71

        The increase in fair values at December 31, 2013 compared to December 31, 2012, and the resulting increase in the number of securities in an unrealized loss position, is due to an overall increase in interest rates as a result of the general improvement in the U.S. economy and the Federal Reserve's announcement in December 2013 of its plan to begin "tapering" its purchase of mortgage-backed securities.

  Interest Rate Swaps

        We terminated all outstanding interest rate swaps during 2013 and had no outstanding interest rate swaps at December 31, 2013.

  Net Investment Income and Realized Gains and Losses

        The details of net investment income are as follows:

	2013	2012	2011
	(in thousands)
Investment Income:
Fixed maturities	$37,933	$43,622	$48,254
Cash and cash equivalents	315	348	505
Other	623	744	1,021

Gross investment income	38,871	44,714	49,780
Investment expenses	(2,134)	(2,317)	(2,355)

Net investment income	$36,737	$42,397	$47,425

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. INVESTMENTS (Continued)

        Gross realized gains and gross realized losses included in the consolidated statements of operations are as follows:

	2013	2012	2011
	(in thousands)
Realized gains:
Fixed maturities	$9,847	$15,058	$7,515
Interest rate swap	9,927	3,436	—
Other	49	119	2

	19,823	18,613	7,517

Realized losses:
Fixed maturities, excluding OTTI	(5,392)	(1,791)	(5,336)
Other	(568)	(218)	(1,340)

	(5,960)	(2,009)	(6,676)

Net realized gains	$13,863	$16,604	$841

        At December 31, 2013 and 2012, we held unrated or below-investment grade fixed maturity securities as follows:

	2013	2012
	(in thousands)
Carrying value	$12,656	$10,991

Percentage of total invested assets	1.2%	0.8%

        The largest investment in any one such below-investment grade security was $5.3 million, or 0.5% of total assets at December 31, 2013 and $2.8 million, or 0.2%, of total assets at December 31, 2012. The increase in the fair value of below-investment grade investments relates to our one subprime security for which the fair value increased $2.5 million during 2013.

        We had no non-income producing fixed maturity securities for the years ended December 31, 2013, 2012 and 2011.

        We have reflected investments held by various states as security for our policyholders in our fixed maturity investments. These investments had carrying values of $42.6 million at December 31, 2013 and $36.0 million at December 31, 2012.

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

        The following table presents our assets that we carry at fair value by ASC 820 hierarchy levels (in thousands):

	Total	Level 1	Level 2	Level 3
December 31, 2013
Assets:
Fixed maturities, available for sale	$933,398	$—	$931,106	$2,292
Equity securities	13,253	—	13,253	—

Total assets	$946,651	$—	$944,359	$2,292

December 31, 2012
Assets:
Fixed maturities, available for sale	$1,203,348	$—	$1,200,895	$2,453
Equity securities	7,608	—	7,608	—
Interest rate swaps	1,095	—	1,095	—

Total assets	$1,212,051	$—	$1,209,598	$2,453

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

  Valuation of Fixed Maturity Securities

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

        The following table presents the fair value of the significant asset sectors within the ASC 820 Level 3 securities:

	December 31, 2013
	Fair Value	% of Total Fair Value
	(in thousands)
Mortgage-backed and asset-backed securities	$2,292	100.0%

        Mortgage-backed and asset-backed securities represent private-placement securities that are thinly traded and priced using an internal model or modeled by independent brokers.

        The following table provides a summary of changes in the fair value of our Level 3 financial assets:

	For the years ended December 31,
	2013	2012
	(in thousands)
Fair value at beginning of year	$2,453	$2,620
Paydowns	(150)	(143)
Unrealized gains included in AOCI(1)(2)	(11)	(24)

Fair value at end of year	$2,292	$2,453

(1)
AOCI: Accumulated other comprehensive income.

(2)
Unrealized gains/losses represent losses from changes in values of Level 3 financial instruments only for the periods in which the instruments are classified as Level 3.

  Valuation of Equity Securities

        We report equity securities at fair value in other assets in our consolidated balance sheets. Their fair value is based on quoted market prices, where available. For certain equity securities, quoted

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. FAIR VALUE MEASUREMENTS (Continued)

market prices for the identical security are not always available and the fair value is estimated by reference to similar securities for which quoted prices are available. These securities are designated Level II.

  Valuation of Interest Rate Swaps

        We report interest rate swaps at fair value in other assets on our consolidated balance sheets. Their fair value is based on the present value of expected net cash flows as determined by the contract rate and the LIBOR forward rate curve on the valuation date. As of December 31, 2013, we had no outstanding interest rate swaps.

  Nonrecurring Fair Value Measurement—APS Healthcare Goodwill and Amortizing Intangible Assets

        During the year ended December 31, 2013, we determined that the carrying amount of the APS Healthcare goodwill and amortizing intangible assets exceeded their implied fair value of $4.5 million. As a result, we recorded an impairment charge to write off the excess amounts. Because of the nature of the goodwill and amortizing intangible asset valuation processes, we have classified these nonrecurring fair value measurement as Level 3. For further details see Note 5—Business Combinations and Note 8—Goodwill and Other Intangible Assets.

8. GOODWILL AND OTHER INTANGIBLE ASSETS

        Changes in the carrying amounts of goodwill and intangible assets with indefinite lives (primarily trademarks and licenses) are shown below:

			Corporate & Other(2)
	Total, Net	Senior Managed Care—Medicare Advantage(1)	Gross	Accumulated write-offs	Net
	(in thousands)
Balance, January 1, 2012	$77,459	$77,459	$—	$—	$—
Acquisitions	165,483	—	165,483	—	165,483

Balance, December 31, 2012	242,942	77,459	165,483	—	165,483
Acquisitions(3)	67	—	67	—	67
Impairments	(164,757)	—	—	(164,757)	(164,757)
Adjustments	(726)	—	(726)	—	(726)

Balance, December 31, 2013	$77,526	$77,459	$164,824	$(164,757)	$67

(1)
Represents both gross and net goodwill balances.

(2)
The goodwill in our Corporate and Other segment is associated with our APS Healthcare and Total Care reporting units. The entire balance remaining at December 31, 2013 is related to Total Care.

(3)
Represents goodwill recorded in connection with our December 1, 2013 acquisition of the assets of Total Care. See Note 5—Business Combinations.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. GOODWILL AND OTHER INTANGIBLE ASSETS (Continued)

        We test goodwill for impairment annually based on information as of October 1 of the current year or more frequently if circumstances suggest that impairment may exist.

        During the quarter ended June 30, 2013, certain events occurred and circumstances changed which indicated that it was more likely than not that goodwill for APS Healthcare was impaired, including the following:

  •
  APS Healthcare failed to win certain new contracts that had previously been anticipated;

  •
  APS Healthcare's Puerto Rico contract to provide managed behavioral health services under the Mi Salud program (the "APS Puerto Rico Contract"), which represented a significant portion of APS Healthcare's historical revenue was renewed, but at a lower rate than had previously been anticipated;

  •
  Certain of APS Healthcare's existing contracts were terminated, not renewed or we learned that they were likely to terminate in the next several months; and

  •
  Due to the general increase in interest rates during the second quarter, the discount rate used in the impairment analysis was increased by 50 basis points compared to the rate used in the prior impairment testing analysis.

        Based on the foregoing, we performed an interim impairment review as of June 30, 2013 that included lowered expectations for future revenue growth and new business development and a higher discount rate. Based on the results of the step one impairment test, we determined that as of June 30, 2013 the carrying value of APS Healthcare exceeded its fair value. We then proceeded to the second step of the impairment test to estimate the implied fair value of the APS Healthcare goodwill. This implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination, that is, the estimated fair value of the reporting unit is allocated to all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the estimated fair value was the purchase price paid. Based on the June 30, 2013 step two analysis, the carrying amount of the APS Healthcare goodwill exceeded its implied fair value, resulting in a pre-tax impairment charge of $91.7 million, which we allocated on a pro rata basis between taxable and non-taxable goodwill.

        Additionally, during the fourth quarter of 2013, certain events occurred and circumstances changed which indicated that it was more likely than not that goodwill for APS Healthcare was futher impaired, including the following:

  •
  We learned that the APS Puerto Rico Contract, which represents a significant portion of APS Healthcare's historical revenue, would terminate effective June 30, 2014 as a result of a new RFP being issued that would integrate behavioral health services and physical health services into one managed care contract. Additionally, the Commonwealth of Puerto Rico continues to experience deterioration in its economic environment and certain of the major rating agencies cut Puerto Rico's credit rating to junk status. In addition, we have begun to experience an increase in the cost of care of our Puerto Rico managed behavioral health business, which has reduced the profitability of that business. We are evaluating opportunities to participate in the new RFP but there can be no assurance that we will be successful, which, if we were not successful would end our participation in the Mi Salud program.

  •
  We learned that APS Healthcare was not going to be awarded a previously anticipated contract.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. GOODWILL AND OTHER INTANGIBLE ASSETS (Continued)

  •
  We learned that the anticipated membership to be serviced in another contract was significantly reduced, thereby lowering the future expected cash flows of that contract.

  •
  Substantially all of the services APS Healthcare had provided to non-APS Healthcare affiliates were discontinued. These affiliates replaced those services with their own direct staff.

        We incorporated the impact of the above items into our projections for APS Healthcare for our annual assessment of goodwill as of October 1, 2013, that included lowered expectations for future revenue growth and new business development. Based on the results of the step one impairment test, we determined that as of October 1, 2013 the carrying value of APS Healthcare exceeded its fair value. We then proceeded to the second step of the impairment test to estimate the implied fair value of the APS Healthcare goodwill. Based on the October 1, 2013 step two analysis, the carrying amount of the APS Healthcare goodwill exceeded its implied fair value, resulting in a pre-tax impairment charge of $73.0 million, representing the remaining goodwill for APS Healthcare. A portion of the goodwill was taxable, resulting in a tax benefit of approximately $0.9 million. Separately, we determined that the identified amortizing intangibles and other fixed assets were not fully recoverable and recorded additional impairments of $16.1 million and $8.5 million, respectively (see below).

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. GOODWILL AND OTHER INTANGIBLE ASSETS (Continued)

        The following table shows the Company's acquired intangible assets that continue to be subject to amortization and the related accumulated amortization.

	Weighted Average Life at Acquisition (Years)	December 31, 2013		December 31, 2012
		Value Assigned	Accumulated Amortization	Value Assigned	Accumulated Amortization
		(in thousands)
Traditional Insurance:
Policies in force—Health	9	$17,246	$15,483	$17,246	$15,078
Senior Managed Care—Medicare Advantage:
Membership base	7	23,988	18,392	23,988	16,936
Provider contracts	10	14,034	11,105	14,034	9,747
Non-compete	7	1,425	1,342	1,425	1,139
Corporate and Other:
APS Healthcare(1):
Customer relationships	5	900	56	15,000	2,500
Software platform	8	1,500	94	8,000	827
Provider contracts	5	2,099	130	2,400	400
Trade name	4	—	—	3,800	797
Total Care:
Customer relationships	8	4,969	54	—	—
Provider contracts	8	112	1	—	—
Trade name	4.5	729	14	—	—

Total		$67,002	$46,671	$85,893	$47,424

(1)
The December 31, 2013 values for APS Healthcare reflect the new fair values assigned to the intangible assets based on their revaluation as a result of the impairment recorded in the fourth quarter of 2013. The new weighted average life of these intangible assets is 4 years.

        The following table shows the changes in the amortizing intangible assets:

	2013	2012	2011
	(in thousands)
Balance, beginning of year	$38,469	$17,401	$37,434
Additions	5,810	29,200	—
Impairment	(16,105)	—	(15,622)
Amortization	(7,843)	(8,132)	(4,411)

Balance, end of period	$20,331	$38,469	$17,401

        During our review of recoverability in the fourth quarter of 2013, we determined that undiscounted cash flows from our APS Healthcare reporting unit were less than the carrying value of our related APS Healthcare intangible assets, indicating that they were no longer fully recoverable. We recorded an impairment of $16.1 million at December 31, 2013, to adjust the assets to their estimated fair value of

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. GOODWILL AND OTHER INTANGIBLE ASSETS (Continued)

$4.5 million. In addition, we recorded an impairment of $8.5 million to adjust APS Healthcare fixed assets, primarily internally developed software, to their estimated fair value.

        During our review of recoverability in the fourth quarter of 2011, we determined that the undiscounted cash flows from our acquired agency intangible asset were less than its carrying value of $15.6 million indicating that it was no longer fully recoverable and we recorded an impairment of $15.6 million based on the estimated fair value at December 31, 2011.

        There were no other impairments of our amortizing intangible assets during 2013, 2012 or 2011.

        Estimated future net amortization expense (in thousands) is as follows:

2014	$5,348
2015	5,183
2016	3,758
2017	2,371
2018	967
Thereafter	2,704

Total	$20,331

        See Note 3—Summary of Significant Accounting Policies, for additional information regarding our calculation of goodwill and other intangible assets.

9. DEFERRED POLICY ACQUISITION COSTS

        Details with respect to deferred policy acquisition costs are as follows:

	2013	2012	2011
	(in thousands)
Balance, beginning of year	$102,765	$108,183	$112,463
Capitalized costs, net of reinsurance commissions and allowances	7,982	16,326	21,748
Amortization	(20,611)	(21,744)	(26,028)

Balance, end of year	$90,136	$102,765	$108,183

10. REINSURANCE

        In the normal course of business, we reinsure portions of certain policies that we underwrite. We enter into reinsurance arrangements with unaffiliated reinsurance companies to limit our exposure on individual claims and to limit or eliminate risk on our non-core or underperforming blocks of business. Accordingly, we are party to various reinsurance agreements on our life and accident and health insurance risks. Our traditional accident and health insurance products are generally reinsured under quota share coinsurance treaties with unaffiliated insurers, while the life insurance risks are reinsured under either quota share coinsurance or yearly-renewable term treaties with unaffiliated insurers. Under quota share coinsurance treaties, we pay the reinsurer an agreed upon percentage of all premiums and the reinsurer reimburses us that same percentage of any losses. In addition, the reinsurer pays us certain allowances to cover commissions, the cost of administering the policies and

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. REINSURANCE (Continued)

premium taxes. Under yearly-renewable term treaties, the reinsurer receives premiums at an agreed upon rate for its share of the risk on a yearly-renewable term basis. We also use excess of loss reinsurance agreements for certain policies whereby we limit our loss in excess of specified thresholds. Our quota share coinsurance agreements are generally subject to cancellation on 90 days' notice for future business, but policies reinsured prior to cancellation remain reinsured as long as they remain in-force.

        In connection with the 2011 sale of our Medicare Part D business to CVS Caremark, our previously owned insurance subsidiary, Pennsylvania Life Insurance Company, known as Pennsylvania Life, was also sold to CVS Caremark. Pennsylvania Life included a Medicare Part D business as well as portions of our traditional business. Prior to the closing of the sale such traditional business was reinsured by one of our subsidiaries in order to retain that business at Universal American.

        We evaluate the financial condition of our reinsurers and monitor concentrations of credit risk to minimize our exposure to significant losses from reinsurer insolvencies. We are obligated to pay claims in the event that a reinsurer to whom we have ceded an insured claim fails to meet its obligations under the reinsurance agreement. We are also obligated to pay claims on the traditional business of Pennsylvania Life Insurance Company, the company that we sold to CVS Caremark in 2011, in the event that any of the third party reinsurers to whom Pennsylvania Life has ceded an insured claim fails to meet their obligations under the reinsurance agreement. As of December 31, 2013, Pennsylvania Life had approximately $173.3 million of amounts recoverable from reinsurers that are included in our consolidated balance sheets. We are not aware of any instances where any of our reinsurers have been unable to pay any policy claims on any reinsured business.

        As of December 31, 2013, all of our primary reinsurers, as well as the primary first party reinsurers of Pennsylvania Life's traditional business, were rated "A-" (Excellent) or better by A.M. Best with the exception of one reinsurer. For that reinsurer, which is not rated, a trust containing assets at 106% of reserves was established at the inception of the reinsurance agreement. The trust agreement requires that on an ongoing basis the trust assets be maintained at a minimum level of 100% of reserves. The reserves amounted to approximately $134.6 million as of December 31, 2013.

        We have several quota share reinsurance agreements in place with General Re Life Corporation, Hannover Life Re of America, Swiss Re Life & Health America, Wilton Reassurance Company, Athene Life Re Ltd., and Commonwealth Annuity & Life Insurance Company (and affiliates). These agreements cover various insurance products, including Medicare supplement, long-term care, life and annuity products and contain ceding percentages ranging between 15% and 100%.

        Life Insurance and Annuity Reinsurance Transaction:    Effective April 1, 2009, we reinsured substantially all of the net in-force life and annuity business with Commonwealth under a 100% coinsurance treaty. During 2010, the annuity portion of this transaction was commuted with Commonwealth and reinsured with Athene. In accordance with ASC 944, Financial Services—Insurance Topic, reinsurance recoverables are to be reported as separate assets rather than as reductions of the related liabilities. The 2009 transaction resulted in a pre-tax gain of $17.6 million, which we have deferred and are amortizing over the estimated remaining life of the ceded block of business at the rate of approximately $1.2 million per year. At December 31, 2013, the unamortized balance was $12.0 million and is included in other liabilities in the consolidated balance sheets.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. REINSURANCE (Continued)

        Reinsurance Premium:    During 2013, we ceded premiums of $28.5 million to General Re, $21.3 million to Commonwealth and $18.8 million to Hannover, representing 1.4%, 1.0% and 0.9%, respectively, of our total direct and assumed premiums. During 2012, we ceded premiums of $31.6 million to General Re, $23.0 million to Commonwealth and $22.4 million to Hannover, representing 1.5%, 1.1% and 1.1%, respectively, of our total direct and assumed premiums. During 2011, we ceded premiums of $37.8 million to General Re, $28.8 million to Commonwealth, and $27.2 million to Hannover, representing 1.7%, 1.3% and 1.2%, respectively, of our total direct and assumed premiums.

        Reinsurance Recoverables:    Amounts recoverable from our reinsurers are as follows:

	2013	2012
	(in thousands)
Reinsurer
Commonwealth and affiliates	$212,302	$220,419
Pennsylvania Life(1)	153,293	161,277
Athene Life Re	87,998	92,975
Hannover	22,335	21,149
Swiss Re	25,160	21,503
Other life	19,155	22,447

Total life	520,243	539,770

Gen Re	87,033	75,514
Hannover	19,314	20,468
Pennsylvania Life(1)	19,997	17,586
Other health	16,405	11,838

Total health	142,749	125,406

Total	$662,992	$665,176

(1)
Amounts represent recoverables from Pennsylvania Life's third party reinsurers, primarily Commonwealth and affiliates, Athene Life Re, Gen Re and Hannover, which are also included in our consolidated balance sheets.

        At December 31, 2013, the total amount recoverable from reinsurers of $663.0 million included $652.1 million recoverable on future policy benefits and unpaid claims, $7.2 million in funds held and $3.7 million for amounts due from reinsurers on paid claims, commissions and expense allowances net of premiums reinsured. At December 31, 2012, the total amount recoverable from reinsurers of $665.2 million included $654.1 million recoverable on future policy benefits and unpaid claims, $7.5 million in funds held and $3.6 million for amounts due from reinsurers on paid claims, commissions and expense allowances net of premiums reinsured.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. REINSURANCE (Continued)

Reinsurance Summary:

	Year Ended December 31,
	2013	2012	2011
	(in thousands)
Premiums
Life insurance	$41,214	$45,736	$56,290
Accident and health	1,989,656	1,978,564	2,207,430

Total gross premiums	2,030,870	2,024,300	2,263,720

Ceded to other companies
Life insurance	(33,936)	(37,445)	(45,034)
Accident and health	(51,163)	(58,712)	(71,812)

Total ceded premiums	(85,099)	(96,157)	(116,846)

Assumed from other companies
Life insurance	6,995	7,999	5,206
Accident and health	48,543	53,671	69,289

Total assumed premium	55,538	61,670	74,495

Net amount
Life insurance	14,273	16,290	16,462
Accident and health	1,987,036	1,973,523	2,204,907

Total net premium	$2,001,309	$1,989,813	$2,221,369

Percentage of assumed to net premium
Life insurance	49%	49%	32%
Accident and health	2%	3%	3%
Total assumed to total net	3%	3%	3%
Benefits and claims recovered	$95,527	$94,125	$102,271

	As of December 31,
	2013	2012	2011
	(in thousands)
Life insurance in-force
Gross amount	$1,283,357	$1,374,431	$1,496,915
Ceded to other companies	(1,215,728)	(1,317,930)	(1,422,639)
Assumed from other companies	114,264	126,151	145,866

Net amount	$181,893	$182,652	$220,142

Percentage of assumed to net in-force	63%	69%	66%

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. LIABILITIES FOR POLICY AND CONTRACT CLAIMS—HEALTH

        Activity in the liability for policy and contract claims—health is as follows:

	For the Years Ended December 31,
	2013	2012
	(in thousands)
Balance at beginning of year	$156,558	$173,674
Less reinsurance recoverable	(4,811)	(5,184)

Net balance at beginning of year	151,747	168,490

Balances acquired	—	9,238
Incurred related to:
Current year	1,641,171	1,561,311
Prior year development	5,926	(580)

Total incurred	1,647,097	1,560,731

Paid related to:
Current year	1,480,332	1,411,583
Prior year	157,661	175,129

Total paid	1,637,993	1,586,712

Net balance at end of year	160,851	151,747
Plus reinsurance recoverable	5,694	4,811

Balance at end of year	$166,545	$156,558

        The liability for policy and contract claims—health increased from $156.6 million to $166.5 million during the year ended December 31, 2013. The increase in the liability was primarily due to amounts from Total Care, which was acquired on December 1, 2013.

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

        The claim reserve balances at December 31, 2012 settled during 2013 for $5.9 million more than originally estimated. This prior year development represents less than 0.4% of the incurred claims recorded in 2012 and was primarily due to unfavorable development in our Medicare Advantage PFFS Plans.

        The claim reserve balances at December 31, 2011 settled during 2012 for $0.6 million less than originally estimated. This prior year development represents less than 0.1% of the incurred claims recorded in 2011.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. INCOME TAXES

        Our federal, state and foreign income tax expense (benefit) from continuing operations is as follows:

	2013	2012	2011
	(in thousands)
Current—Federal	$7,800	$22,517	$(19,909)
Current—States	(1,085)	(8,617)	(502)
Current—Puerto Rico	3,663	1,977	—
Deferred—Federal	(22,335)	9,464	23,905
Deferred—States	(723)	(495)	3,673
Deferred—Puerto Rico	1,770	(245)	—

(Benefit from) provision for income taxes	$(10,910)	$24,601	$7,167

        For the year ended December 31, 2013, we will file a consolidated federal income tax return that includes most corporate subsidiaries but excludes any subsidiary that qualifies as a life insurance company, is taxed as a partnership under the Internal Revenue Code as well as our subsidiaries domiciled in Puerto Rico. Subsidiaries that qualify as life insurance companies and partnerships will file separate federal income tax returns and the Puerto Rico subsidiaries will file tax returns in Puerto Rico. We will include the taxable income or loss from a subsidiary taxed as a partnership in the tax return of its corporate owner.

        On April 29, 2011, we sold our Medicare Part D business to CVS Caremark. For tax purposes the sale was treated as a sale of the entire company followed by the repurchase of the non-Part D businesses. For tax purposes, the repurchase of the stock of the non-Part D companies was treated as an asset purchase under Internal Revenue Code section 338(h)(10). We recognized a current tax benefit of $20.4 million in 2011 primarily as a result of the significant tax losses that were recognized during the short period tax return for the period ended April 29, 2011. This resulted in the recognition of a significant portion of our gross deferred tax assets in 2011 and a corresponding deferred tax expense. For further discussion of the Medicare Part D sale, see Note 23—Discontinued Operations.

        A reconciliation of "expected" tax at 35% with our actual tax applicable to (loss) income from continuing operations before income taxes reported in the consolidated statements of operations is as follows:

	2013	2012	2011
	(in thousands)
Expected tax	$(71,133)	$27,172	$3,456
State taxes, net	291	908	1,671
Change in valuation allowance	870	—	1,676
Examination and related adjustments	(795)	(6,565)	(593)
Stock-based compensation (IRC 162(m)(6))	1,272	1,660	283
Asset impairment	55,581	—	—
Other, net	3,004	1,426	674

Actual tax	$(10,910)	$24,601	$7,167

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. INCOME TAXES (Continued)

        Our effective tax rate on continuing operations was 5.4% for 2013 compared with 31.7% for 2012 and 72.6% for 2011. The variance in the 2013 effective tax rate compared with the 35% federal rate was driven by permanent items relating primarily to non-deductible goodwill impairment, the limitation on the deductibility of executive compensation for health insurers enacted in the Affordable Care Act, interest on the mandatorily redeemable preferred stock, foreign and state income taxes and non-recurring tax expenses. The effective tax rate in 2012 was favorably impacted by the recognition of certain state tax benefits, partially offset by permanent items, including non-deductible executive compensation and interest. The effective tax rate in 2011 was driven by our low pre-tax income that magnified the effective rate impact of revenue based state taxes on lines of business for which revenues were relatively constant year-over-year and permanent items.

        Income taxes include non-recurring tax (expenses) benefits of ($1.2) million, $7.3 million and ($0.4) million for the years ended December 31, 2013, 2012 and 2011, respectively. The 2013 expense primarily related to the establishment of a valuation allowance against deferred tax assets.

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

	2013	2012
	(in thousands)
Deferred tax assets:
Net operating loss carryforwards	$10,205	$9,054
Stock-based compensation	5,762	4,691
Investments	1,799	1,126
Credit carryforwards	4,940	8,165
Reserves and other policy liabilities	2,648	—
Accrued expenses and other liabilities	17,621	15,357

Total gross deferred tax assets	42,975	38,393
Less valuation allowance	(7,265)	(5,806)

Net deferred tax assets	35,710	32,587
Deferred tax liabilities:
Reserves and other policy liabilities	—	(2,221)
Deferred policy acquisition costs	(23,871)	(30,700)
Present value of future profits and other intangible assets	(4,275)	(14,566)
Unrealized gains on investments	(3,946)	(15,663)
Other assets	(856)	(80)

Total gross deferred tax liabilities	(32,948)	(63,230)

Net deferred tax asset (liability)	$2,762	$(30,643)

        We establish valuation allowances based on the consideration of both positive and negative evidence. We weigh such evidence through an analysis of future reversals of existing taxable temporary differences, future taxable income exclusive of reversing temporary differences and carryforwards, taxable income in prior carryback years, and our ability to implement prudent and feasible tax planning strategies.

        In accordance with ASC Topic 740-10, Income Taxes (ASC 740), a valuation allowance is deemed necessary when, based on the weight of the available evidence, it is more likely than not (a likelihood of more than 50%) that some portion or all of a deferred tax asset will not be realized. The future realization of the tax benefit depends on the existence of sufficient taxable income within the carryback and carryforward periods.

        In our consideration of the available evidence, we provided more weight to evidence that was more objectively verifiable. In 2013, significant weight was given to our cumulative income/loss position. Our cumulative loss position at December 31, 2013 was due in large part to the discontinued operations in 2011 related to the timing of the CVS transaction, the recognition of ACO expenditures without offsetting revenues, and the recognition of the APS Healthcare goodwill impairment in 2013. While the Company is in a cumulative net loss position over the last three years from a financial reporting

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. INCOME TAXES (Continued)

perspective, the Company has cumulative pre-tax income over the same period, after these adjustments are made, as shown in the following table:

		For the years ended December 31,
	Three Year Cumulative (Loss) Income
		2013	2012	2011
Pre-tax (loss) income	$(194,972)	$(203,236)	$77,634	$(69,370)
Adjustments:
Discontinued operations—carried back to prior years for tax purposes	79,244	—	—	79,244
APS Healthcare goodwill impairment	164,757	164,757		—
ACO expenses	61,507	40,962	20,545	—

Adjusted pre-tax income	$110,536	$2,483	$98,179	$9,874

        We believe that the negative evidence of our cumulative loss is not indicative of future projected income or our ability to realize the deferred tax assets existing as of December 31, 2013. The remaining deferred tax assets, for which a valuation allowance was not established, relate to amounts that can be realized through future reversals of existing taxable temporary differences, available and prudent tax planning strategies and the Company's estimates of future taxable income. Any 2013 U.S. tax losses can be carried back to 2011 and 2012 subject to certain limitations.

        The significant acquired tax attributes that create deferred tax assets include net operating loss and foreign tax credit carryforwards. To use the foreign tax credit carryforwards two conditions must be met. There must be foreign source income and there must be taxable income after application of any loss carryforwards. Based upon reversing timing items and projected income we expect taxable income to be sufficient to utilize the entire operating loss carryforward. However, we do not expect to have sufficient foreign source income to fully utilize the acquired foreign tax credit carryforwards. Consequently, we established a valuation allowance of $0.9 million against the foreign tax credit carryforwards for the year ended December 31, 2013.

        For state and foreign deferred tax assets an analysis was performed considering taxable unit (consolidated or separate filing) and taxing jurisdiction (federal, state or Puerto Rico). We established valuation allowances for several subsidiaries' state net operating losses as well as for the deferred tax assets of our Puerto Rico subsidiaries for which we do not believe there is sufficient positive evidence to conclude that it is more likely than not that the Company will realize these deferred tax assets.

        We carried valuation allowances on our deferred tax assets of $7.3 million at December 31, 2013 and $5.8 million at December 31, 2012, primarily related to foreign tax credit carryforwards that we acquired in connection with our purchase of APS Healthcare in 2012, deferred tax assets of APS Healthcare's Puerto Rico subsidiaries, state net operating loss carryforwards of APS Healthcare and deferred income tax assets for various states.

        At December 31, 2013, we have $2.1 million of foreign tax credit carryforwards that expire starting in 2014 through 2017 and $0.5 million of domestic and $2.3 million of Puerto Rico alternative minimum tax credits that do not expire. At December 31, 2013 we have net operating loss carryforwards of $22.3 million acquired in connection with our purchase of APS Healthcare in 2012. The net operating loss carryforwards expire starting in 2023 through 2032.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. INCOME TAXES (Continued)

        A federal tax return, generally, is open for examination for three years from the date on which it is filed, or, if applicable, from the extended due date unless the statute is extended by mutual consent. In 2013, we entered into an agreement to extend the statute of limitations for our subsidiary, Worlco Management Services, Inc. of NY. We have not entered into any other agreement to extend the statute of limitations of any state tax return for any jurisdiction. During 2011, the IRS finished its examination of the separate 2007 federal life consolidated return of American Exchange Life Insurance Company and subsidiaries, a then wholly-owned subsidiary, making no changes to the filed return. Beginning in 2012, we participate in the Compliance Assurance Process under which the IRS performs a near-contemporaneous examination. Certain earlier returns remain open to the extent that net operating loss carry forwards were used or generated in those years. Also, various state tax returns remain open for examination under specific state statutes of limitation for an additional period of time.

        Our unrecognized tax benefits at December 31, 2013 primarily relate to refund claims filed in various state jurisdictions during 2010 and other various pre-acquisition benefits related to APS Healthcare. We expect that a significant portion of the unrecognized state tax benefits will be resolved within the next twelve months based on the time frame in which we expect to actively pursue the collection of the refund claims filed in various state jurisdictions during 2010. Currently an estimate of the range of the possible collections cannot be made due to the uncertainty of the success of the collection efforts. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2013	2012
	(in thousands)
Balance as of January 1	$5,195	$13,757
Additions based on tax positions related to prior years	—	3,364
Subtractions based upon tax positions related to prior years	—	(10,823)
Reduction for lapses in statute of limitations	(3,189)	(1,103)

Balance as of December 31	2,006	5,195
Federal income tax effect	(588)	(1,027)

Potential impact on the effective tax rate	$1,418	$4,168

        These unrecognized tax benefits, if recognized, will impact the effective tax rate. The unrecognized tax benefits relate to various state refund claims and various federal and state statute of limitation expirations. We recognize interest and penalties related to unrecognized tax benefits in federal and state tax expense. During the years ended December 31, 2013 and 2012, we recognized $0.5 million and $0.6 million, respectively, of interest expense and penalties. During the year ended December 31, 2011, we recognized no such interest expense and penalties. At December 31, 2013 and 2012, the Company had approximately $0.3 million and $1.2 million, respectively, of interest and penalties accrued.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. MANDATORILY REDEEMABLE PREFERRED SHARES

        On April 29, 2011, in conjunction with the sale of our Medicare Part D business, Universal American issued an aggregate of $40 million of Series A Mandatorily Redeemable Preferred Shares (the "Series A Preferred Shares"), representing 1,600,000 shares with a par value of $0.01 per share and a liquidation preference of $25.00 per share. The Series A Preferred Shares pay cash dividends at the rate of 8.5% per annum and are mandatorily redeemable on the six year anniversary of the issue date. The proceeds from the sale of the Series A Preferred Shares were used to pay a portion of the existing indebtedness of the Company prior to the sale and transaction expenses. We did not retain any proceeds from the sale of the Series A Preferred Shares. At the closing of the sale of our Medicare Part D business, certain officers and directors of the Company collectively purchased an aggregate of $10 million of the Series A Preferred Shares.

        In accordance with ASC 480, Distinguishing Liabilities from Equity, because the issuance of the Series A Preferred Shares imposes an obligation on us requiring the transfer of assets, specifically, cash, at the redemption date, the Series A Preferred Shares are reported as a liability on the consolidated balance sheets, with the related dividends reported as interest expense on the consolidated statements of operations. At December 31, 2013 and 2012, we had accrued $0.7 million of such dividends, recorded in other liabilities in the consolidated balance sheets.

        Issue costs of approximately $1.1 million were capitalized in other assets and are being amortized over the six year term of the Series A Preferred Shares.

14. LOAN PAYABLE

  2012 Credit Facility

        In connection with the acquisition of APS Healthcare, on March 2, 2012, we entered into a credit facility (the "2012 Credit Facility") consisting of a five-year $150 million senior secured term loan and a $75 million senior secured revolving credit facility.

        The 2012 Credit Facility contains customary representations and warranties as well as customary affirmative and negative covenants. Negative covenants include, among others, limitations on the incurrence of indebtedness, limitations on the incurrence of liens and limitations on acquisitions, dispositions, investments and restricted payments. In addition, the 2012 Credit Facility contains certain financial covenants relating to minimum risk-based capital, consolidated leverage ratio, and consolidated debt service ratio. The 2012 Credit Facility also contains customary events of default. Upon the occurrence and during the continuance of an event of default, the Lenders may declare the outstanding advances and all other obligations under the 2012 Credit Facility immediately due and payable. As of December 31, 2013, and throughout the year then ended, we were in compliance with all financial covenants, as amended.

  Credit Facility Amendment

        On November 4, 2013, we entered into an amendment to our 2012 Credit Facility. The amendment, which was effective beginning with the quarter ended September 30, 2013, suspends certain financial covenants, including the consolidated leverage and debt service ratios, replacing them with total debt to capitalization and minimum liquidity ratios. These new financial covenants will remain in effect through December 31, 2014. Effective January 1, 2015, the original financial covenants will be reinstated. In connection with the amendment, we prepaid all scheduled 2013 and 2014 principal

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. LOAN PAYABLE (Continued)

payments, including the final 2013 payment due December 31, 2013 of $3.6 million and all 2014 scheduled payments totaling $14.3 million. We also paid fees and expenses of approximately $0.5 million, which were capitalized in other assets and are being amortized over the term of the amendment.

        Our obligations under the Credit Agreement are secured by a first priority security interest in 100% of the capital stock of the Company's material subsidiaries and are also guaranteed by certain of our subsidiaries.

        The 2012 Credit Facility bears interest at rates equal to, at our election, LIBOR or the base rate, plus an applicable margin that varies based on our consolidated leverage ratio from 1.75% to 2.50%, in the case of LIBOR loans, and from 0.75% to 1.50% in the case of base rate loans. Effective December 31, 2013, the interest rate on the term loan portion of the 2012 Credit Facility was 2.67%, based on a spread of 2.50% above LIBOR.

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

        The following table reflects the schedule of principal payments remaining on the credit facility as of December 31, 2013, after giving effect to prepayments made to date and the November 2013 amendment:

2012 Credit Facility (in thousands)
2014	$—
2015	14,269
2016	14,269
2017	74,909

$103,447

        We are required to ratably apply any future prepayments through the remaining scheduled repayments.

  Principal and Interest Payments

        During the year ended December 31, 2013, we made regularly scheduled principal payments totaling approximately $14.3 million, and paid interest of $3.2 million. In connection with the amendment, we prepaid all scheduled principal payments for 2014, totaling approximately $14.3 million, due under the 2012 Credit Facility.

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

        Other invested assets:    Other invested assets consists of cost-basis equity investments which are carried at the lower of cost or fair value, equity securities which are carried at their current fair value of $13.3 million, policy loans for which the carrying amount is a reasonable estimate of fair value, collateralized loans which are carried at the underlying collateral value, cash value of life insurance and mortgage loans which are carried at the aggregate unpaid balance. Other than the equity securities, the determination of fair value for these invested assets is not practical because there is no active trading market for such invested assets and therefore, the carrying value is a reasonable estimate of fair value.

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

        The estimated fair values of the Company's financial instruments are as follows:

	2013		2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)
Financial assets:
Fixed maturities available for sale	$933,398	$933,398	$1,203,348	$1,203,348
Short-term investments	—	—	16,993	16,993
Other invested assets	22,575	22,575	14,451	14,451
Cash and cash equivalents	69,574	69,574	59,779	59,779
Interest rate swaps	—	—	1,095	1,095
Financial liabilities:
Investment contract liabilities	137,465	136,855	148,757	147,456
Series A mandatorily redeemable preferred shares	40,000	41,985	40,000	41,648
Loan payable	103,447	101,637	131,984	132,078

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

        We allocated earnings between common and participating preferred stock as follows:

	For the years ended December 31,
	2013	2012	2011
	(in thousands)
Net (loss) income attributable to common stock	$(192,326)	$53,033	$(46,040)
Undistributed loss allocated to participating preferred stock	—	—	(2,161)

Net (loss) income	$(192,326)	$53,033	$(48,201)

        Diluted EPS includes the dilutive effect of the participating preferred stock, unvested restricted stock and stock options outstanding during the year. We excluded 1.9 million, 5.2 million and 2.6 million stock options from the computation of diluted EPS at December 31, 2013, 2012 and 2011, respectively, because they were antidilutive.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. EARNINGS PER COMMON SHARE COMPUTATION (Continued)

        The calculation of the diluted loss per common share for the years ended December 31, 2013 and 2011 presented in the consolidated statements of operations excludes 0.3 million and 0.6 million, respectively, of common stock equivalents from stock options and unvested restricted stock that are potentially dilutive because to include them would be antidilutive when reporting a net loss.

17. STOCKHOLDERS' EQUITY

  Preferred Stock

        We currently have authorized for issuance 40 million shares of preferred stock of which 1.6 million shares of Series A Mandatorily Redeemable Preferred Shares are issued and outstanding at December 31, 2013 and 2012. These amounts are recorded as a liability on the consolidated balance sheets (see Note 13—Mandatorily Redeemable Preferred Shares).

  Common Stock—Voting

        We currently have authorized for issuance 400 million shares of voting common stock, par value $0.01 per share. Changes in the number of shares of common stock issued were as follows (in thousands):

	2013	2012	2011
Common stock issued, beginning of year	84,963	78,165	78,625
Issuance of common stock	520	482	567
Common stock issued in connection with the APS transaction	—	6,315	—
Conversion of Series A preferred stock	—		911
Exercise of stock options	9	1	1,543
Retired shares	—	—	(3,481)

Common stock issued, end of year	85,492	84,963	78,165

  Common Stock—Non Voting

        We currently have authorized for issuance 60 million shares of non-voting common stock, par value $0.01 per share of which 3.3 million shares are issued and outstanding at December 31, 2013, and 2012.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

        The components of accumulated other comprehensive income (loss), net of tax, are as follows (in thousands):

	Net Unrealized Gains (Losses) on Investments Available for Sale	Gross Unrealized OTTI	Long-Term Claim Reserve Adjustment	Accumulated Other Comprehensive Income
December 31, 2013
Balance as of January 1, 2013	$39,934	$(3,010)	$(7,835)	$29,089
Other comprehensive (loss) income before reclassifications	(17,014)	1,903	2,362	(12,749)
Amounts reclassified from accumulated other comprehensive income	9,011	—	—	9,011

Net current-period other comprehensive (loss) income	(26,025)	1,903	2,362	(21,760)

Balance as of December 31, 2013	$13,909	$(1,107)	$(5,473)	$7,329

December 31, 2012
Balance as of January 1, 2012	$17,723	$(3,242)	$(3,315)	$11,166
Other comprehensive (loss) income before reclassifications	33,004	232	(4,520)	28,716
Amounts reclassified from accumulated other comprehensive income	10,793	—	—	10,793

Net current-period other comprehensive income (loss)	22,211	232	(4,520)	17,923

Balance as of December 31, 2012	$39,934	$(3,010)	$(7,835)	$29,089

19. STOCK-BASED COMPENSATION

        In connection with the sale of our Medicare Part D business in 2011, we established the Universal American Corp. 2011 Omnibus Equity Award Plan (the "2011 Plan") to replace the 1998 Incentive Compensation Plan (the "1998 ICP"). The 2011 Plan is the sole active plan providing for the granting of various types of equity awards, including stock options, stock appreciation rights, restricted stock, restricted stock units, and other stock-based awards and/or performance compensation awards. The 2011 Plan is administered by the Compensation Committee of the Board of Directors. The aggregate number of shares of common stock available for awards under the 2011 Plan is 13,000,000.

        Universal American's stock-based compensation expense relates to the equity awards granted under the 2011 Plan as well as restricted stock and performance share awards that were granted under the 1998 ICP. The stock-based compensation recorded in other operating costs and expenses included in continuing operations relates only to employees and directors that remained with the Company following the sale of our Medicare Part D business. Stock-based compensation expense related to employees of the previously-owned Part D business that was sold to CVS Caremark is reflected in discontinued operations for all periods presented.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

19. STOCK-BASED COMPENSATION (Continued)

        The compensation expense for our continuing operations that has been included in other operating costs and expenses for these plans and the related tax benefit were as follows:

	2013	2012	2011
	(in thousands)
Stock-based compensation expense by type:
Part D sale—stock options	$—	$—	$5,851
Part D sale—restricted stock awards	—	—	2,795

Part D sale—subtotal	—	—	8,646
Stock options	4,330	4,897	3,225
Restricted stock awards	3,727	4,422	5,141

Total stock-based compensation expense	8,057	9,319	17,012
Tax benefit recognized	1,743	2,144	5,954

Stock-based compensation expense, net of tax	$6,314	$7,175	$11,058

        The table above reflects $8.6 million of expense in April 2011 related to the accelerated vesting of unvested stock options and restricted stock held by certain officers in connection with the Medicare Part D sale, which was treated as though it constituted a change in control for purposes of our outstanding stock option awards and restricted stock awards. All stock options were valued as of the close of business on April 28, 2011, immediately prior to the closing of the Medicare Part D sale and were settled 50% in cash and 50% in shares of Universal American stock. The restricted stock awards were settled on the same terms as the consideration paid in the Medicare Part D sale; $14.00 in cash and one share of Universal American stock.

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

        We estimated the fair value for options granted during the period at the date of grant using a Black-Scholes option pricing model with the following range of assumptions:

	For options granted in
	2013	2012	2011
Weighted-average grant date fair value	$2.27 - $3.33	$2.92 - $4.04	$4.14
Risk free interest rates	0.50% - 1.11%	0.35% - 0.90%	1.49%
Dividend yields	0.0%	0.0%	0.0%
Expected volatility	39.29% - 41.72%	41.76% - 47.08%	58.36%
Expected lives of options (in years)	3.75	2.5 - 3.75	3.75

        We did not capitalize any cost of stock-based compensation. Future expense may vary based upon factors such as the number of awards granted by us and the then-current fair value of such awards.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

19. STOCK-BASED COMPENSATION (Continued)

        A summary of option activity for the year ended December 31, 2013 is set forth below:

Options	Options (in thousands)	Weighted Average Exercise Price(1)
Outstanding, January 1, 2013	5,224	$7.67
Granted	2,234	7.12
Exercised	(124)	6.73
Forfeited or expired	(1,642)	8.12

Outstanding, December 31, 2013	5,692	$7.37

(1)
Weighted average exercise price reflects a $1.60 per share reduction in the exercise price made in connection with the special dividend paid in August 2013. See "Special Dividend" in Note 22—Other Operational Disclosures.

	Shares Under Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value Per Share(1)	Aggregate Intrinsic Value(1)
	(in thousands)				(in thousands)
Options exercisable at December 31, 2013	1,445	$7.27	2.6	$0.39	$561
Options vested and expected to vest at December 31, 2013(2)	5,561	$7.37	3.1	$0.30	$1,669

(1)
Computed based upon aggregate intrinsic value divided by shares under options.

(2)
The Company estimates forfeitures in accordance with ASC 718-10, Compensation—Stock Compensation.

        The total intrinsic value of stock options (the amount by which the market price of the stock on the date of exercise exceeded the exercise price of the option) exercised during 2013, 2012 and 2011 were $0.1 million, $0.1 million and $6.2 million, respectively. The intrinsic value of options settled in 2011 in connection with the Medicare Part D sale was $44.9 million, which does not include 390,000 options awarded to employees of the Part D segment, which were settled by CVS Caremark.

        We received proceeds of $0.6 million, $0.2 million, and $8.0 million from the exercise of stock options during the years ended December 31, 2013, 2012, and 2011, respectively.

        As of December 31, 2013, the total compensation cost related to non-vested awards not yet recognized was $10.8 million, which we expect to recognize over a weighted average period of 2.7 years.

  Employee and Director Restricted Stock Awards

        In accordance with our 2011 Equity Plan, we may grant restricted stock to employees, directors and other third parties. These awards generally vest ratably over a four-year period; however during the year ended December 31, 2013 we paid a portion of the annual bonuses in the form of restricted stock, which vests under certain circumstances on the two year anniversary of the grant. We generally value

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

19. STOCK-BASED COMPENSATION (Continued)

restricted stock awards at an amount equal to the market price of our common stock on the date of grant. We recognize compensation expense for restricted stock awards on a straight line basis over the vesting period.

        A summary of our non-vested restricted stock awards for the year ended December 31, 2013 is set forth below:

Non-vested Restricted Stock	Shares (in thousands)	Weighted Average Grant-Date Fair Value
Non-vested, January 1, 2013	1,029	$11.38
Granted	998	8.61
Vested	(292)	11.46
Forfeited	(402)	10.57

Non-vested, December 31, 2013	1,333	$9.54

        The total fair value of shares of restricted stock vested during the years ended December 31, 2013, 2012 and 2011 was $2.7 million, $1.2 million and $5.3 million, respectively. The total fair value of shares of restricted stock vested in connection with the Medicare Part D sale was $5.9 million.

  Performance Shares

        In 2009 and 2010, the Board of Directors awarded performance shares to certain of our officers. In 2011, at the closing of the Medicare Part D sale, our Compensation Committee determined that these performance shares granted in 2009 and 2010 were earned at 150% and 100% of target, respectively, thus fixing the number of shares distributable upon completion of the remaining vesting period. This treatment resulted in revaluation of the awards and the recognition period for remaining unrecognized expense was adjusted to match the new vesting period. All remaining performance shares vested in 2012. The total fair value of performance shares vested during 2012 was $6.9 million.

  Tax Benefits of Stock-Based Compensation

        ASC 718-10 requires us to report the benefits of tax deductions in excess of recognized compensation cost as a financing cash flow. We recognized $0.4 million, $4.0 million and $7.7 million of financing cash flows for these excess tax deductions for years ended December 31, 2013, 2012 and 2011, respectively.

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

        Participants have the option to transfer/reallocate at will, outside of blackout periods, both vested and unvested employer contributions invested in our common stock to any of the other investments available under the 401(k) plan. The 401(k) plan held 1.3 million shares of our common stock at December 31, 2013, which represented 11% of total plan assets and 0.9 million shares of our common stock at December 31, 2012, which represented 16% of total plan assets.

        Generally, a participating employee is entitled to distributions from the 401(k) plan upon termination of employment, retirement, death or disability. 401(k) plan participants who qualify for distributions may receive a single lump sum, have the assets transferred to another qualified plan or individual retirement account, or receive a series of specified installment payments.

        APS Healthcare, acquired in March 2012, had sponsored its own 401(k) Savings Plan. In June 2013, we combined the Universal American Corp. 401(k) Savings Plan and the APS Healthcare 401(k) Savings Plan into one new 401(k) Plan administered by a third party. Eligibility into the Plan, company matching and vesting rates remain unchanged in accordance with the former Universal American Corp. 401(k) Savings Plan. Prior to the acquisition, APS Healthcare employees were automatically enrolled in the APS Healthcare Plan at their date of hire. The APS Healthcare Plan was administered by a third party. In 2012, APS Healthcare provided a matching contribution of 50%, up to a maximum of 6% of the employee's contribution. Employer matching contributions were $1.0 million in 2012 for the period from acquisition through December 31, 2012.

        We made discretionary matching contributions under the 401(k) plan of $2.5 million in 2013 and, excluding the former APS Healthcare Plan discussed above, we made contributions of $1.9 million in 2012 and $2.2 million in 2011.

        APS Healthcare Puerto Rico Inc., a wholly owned subsidiary of APS Healthcare, sponsors its own 1165(e) defined contribution plan covering substantially all of its employees. Participants are allowed to contribute up to a maximum of $15,000 of their pretax salary, not exceeding the maximum deferral amount specified by Puerto Rico law. APS Healthcare Puerto Rico matches 50% of the first 6% of compensation that a participant contributes to the Plan. Employer matching contributions were $0.1 million in 2013 and $0.1 million for the period from acquisition through December 31, 2012.

21. STATUTORY FINANCIAL DATA AND DIVIDEND RESTRICTIONS

  Statutory Financial Data

        Our insurance subsidiaries are required to maintain minimum amounts of statutory capital and surplus as required by regulatory authorities. However, substantially more than such minimum amounts are needed to meet statutory and administrative requirements of adequate capital and surplus to support the current level of our insurance subsidiaries' operations. Each of the insurance subsidiaries' statutory capital and surplus exceeds its respective minimum statutory requirement and are at levels we believe are sufficient to support their currently anticipated levels of operation. Additionally, the National Association of Insurance Commissioners, known as NAIC, imposes regulatory risk-based capital, known as RBC, requirements on insurance companies. At December 31, 2013, all of our insurance subsidiaries maintained ratios of total adjusted capital to RBC in excess of the "authorized

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

21. STATUTORY FINANCIAL DATA AND DIVIDEND RESTRICTIONS (Continued)

control level." The combined statutory capital and surplus, including asset valuation reserve, of the insurance subsidiaries totaled $279.3 million and $433.2 million at December 31, 2013 and 2012, respectively. For the years ended December 31, 2013, 2012 and 2011, the insurance subsidiaries generated statutory net income of $39.4 million, $43.4 million and $17.2 million, respectively.

        Our HMO companies are also required to maintain minimum amounts of capital and surplus, as required by regulatory authorities and are also subject to RBC requirements. At December 31, 2013, the statutory capital and surplus of each of our HMO affiliates exceeds its minimum requirement and its RBC is in excess of the "authorized control level." The statutory capital and surplus for our HMO affiliates was $94.5 million and $134.2 million at December 31, 2013 and 2012, respectively. Statutory net income for our HMO affiliates was $14.2 million, $22.6 million and $18.4 million for the years ended December 31, 2013, 2012 and 2011, respectively.

        Based on current estimates, we expect the aggregate amount of dividends that may be paid to our parent company in 2014 without prior approval by state regulatory authorities is approximately $57 million.

  Shareholder Dividend Restrictions

        The payment of dividends to our shareholders is subject to the following restrictions:

  •
  the ability of our operating subsidiaries to pay dividends to our parent holding company, which is governed by state law;

  •
  provisions in our credit agreement which limit certain restricted payments, including dividends to shareholders; and

  •
  Delaware law, governing the payment of dividends, which provides that dividends can only be paid out of surplus.

22. OTHER OPERATIONAL DISCLOSURES

        Restructuring Charges:    In 2013, in order to reduce expense levels across the organization in response to lower levels of business in APS Healthcare and membership in MA, in particular, and to help address the cost increase we will see beginning in 2014 related to the Affordable Care Act's fee on certain health insurance premiums, a workforce reduction plan was developed for implementation in late 2013 and 2014. As a result, in the fourth quarter of 2013, we committed to a plan to reduce our workforce in targeted areas resulting in a charge of $7.1 million in severance and other benefits related to this plan. We paid $1.7 million in 2013, and have $5.3 million accrued as of December 31, 2013, which is expected to be paid in 2014.

        In March 2012, we acquired APS Healthcare, a provider of specialty healthcare solutions primarily to Medicaid Agencies. In connection with the acquisition, we have been reviewing the operations of both organizations, looking for opportunities to eliminate redundant functions and gain operating efficiencies. As a result, in the fourth quarter of 2012, we committed to a plan to reduce our workforce in targeted areas resulting in a charge of $4.1 million in severance and other benefits related to this plan. We paid $2.3 million in 2013 and $0.4 million in 2012. Our remaining accrual as of December 31, 2013 is $0.9 million, which is expected to be paid in 2014.

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

        Another aspect of our review focused on the size of our workforce relative to the smaller size of our company as a result of the sale of our Part D business and reduced Medicare Advantage membership. In December 2011, we committed to a plan to reduce our workforce that our Board of Directors approved. We incurred charges of approximately $4.2 million for the severance and other benefits related to this plan. We paid $1.7 million in 2012 and $0.2 million in December 2011. In 2012, we launched our ACO business and currently operate thirty-four ACOs. In addition, during 2012, we expanded our Stars support for our Medicare Advantage business. As a result of these developments, we elected to retain certain staff that was previously targeted for workforce reduction to work on these new initiatives. As a result, approximately $2.3 million of the December 31, 2011 restructuring accrual was able to be released in 2012.

        We had several leased properties that were vacated in connection with the closure of our Career Agency operations, resulting in a charge of $250,000 related to our remaining lease obligations on those properties in 2011.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

22. OTHER OPERATIONAL DISCLOSURES (Continued)

        A summary of our restructuring liability balance as of December 31, 2013, 2012, and 2011 and restructuring activity for the years then ended is as follows:

	Segment	January 1, Balance	Charge to Earnings	Cash Paid	Non-cash	December 31, Balance
	(in thousands)
2013
Workforce reduction	Corporate & Other	$3,800	$7,209	$(4,080)	$(683)	$6,246
Facility consolidation	Corporate & Other	130	—	—	(130)	—
Facility consolidation	Traditional	334	—	—	(112)	222

Total		$4,264	$7,209	$(4,080)	$(925)	$6,468

2012
Workforce reduction	Corporate & Other	$3,995	$4,109	$(1,995)	$(2,309)	$3,800
Facility consolidation	Corporate & Other	250	—	—	(120)	130
Facility consolidation	Traditional	443	—	—	(109)	334

Total		$4,688	$4,109	$(1,995)	$(2,538)	$4,264

2011
Agency termination	Corporate & Other	$—	$33,253	$—	$(33,253)	$—
Workforce reduction	Corporate & Other	—	4,161	(166)	—	3,995
Facility consolidation	Corporate & Other	—	250	—	—	250
Facility consolidation	Traditional	548	—	—	(105)	443

Total		$548	$37,664	$(166)	$(33,358)	$4,688

        Agent Balances:    Late in the fourth quarter of 2011, after the conclusion of the Annual Open Enrollment Period for Medicare Advantage Plans, we assessed the production from our sales force and noted that production was below expectations. Additionally during the fourth quarter of 2011, we decided to discontinue new sales for all Traditional insurance products after the second quarter of 2012. As a result, we decided to substantially close down our career agency sales force, converting certain career agents to an independent agent/brokerage model. As a result of those changes, we recorded a charge to income with a corresponding increase to our reserves for uncollectible agent balances of $5.8 million. Advances to agents were $1.9 million and $8.8 million, net of allowances of $57.0 million and $57.0 million, at December 31, 2013 and 2012, respectively, and are included in other assets in the consolidated balance sheets.

        Special Cash Dividends:    On August 1, 2013, the Board of Directors approved the payment of a special cash dividend of $1.60 per share, payable on August 19, 2013 to shareholders of record as of August 12, 2013. The total dividend payment was $142.1 million of which $139.9 million was paid on August 19, 2013. We also established a $2.2 million dividend payable liability to record amounts expected to be paid in the future to holders of our restricted stock as such shares vest. This liability was $2.1 million at December 31, 2013 and is included in other liabilities in the consolidated balance sheets. In addition, pursuant to the terms of our 2011 Equity Award Plan, the exercise price on outstanding stock options was reduced by the amount of the dividend. This dividend is a liquidating dividend and was recorded as a reduction of additional paid-in capital.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

22. OTHER OPERATIONAL DISCLOSURES (Continued)

        On November 1, 2012, our Board of Directors approved the payment of a special cash dividend of $1.00 per share to each holder of our outstanding common stock. This special cash dividend was paid on November 19, 2012 to shareholders of record as of November 12, 2012. The cumulative dividend payment was $88.2 million. In addition, pursuant to the terms of our 2011 Omnibus Equity Award Plan, the exercise price on outstanding stock options was reduced by the amount of the dividend, $1.00 per share. We also established a liability for the dividends related to unvested restricted stock, which will be paid out as the restricted stock vests. This liability was $0.5 million at December 31, 2013 and is included in other liabilities in the consolidated balance sheets.

        Stock Repurchase Plan:    On August 1, 2013, our Board of Directors authorized the repurchase of up to $40 million of our outstanding common stock. Purchases may occur from time to time in the open market, in privately negotiated transactions, or otherwise as market conditions permit. No repurchases have been made to date.

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

        During the years ended December 31, 2013 and 2012, we recognized $33.6 million and $10.2 million, respectively, of losses from our ACO arrangements, primarily related to operating expenses and start-up costs.

  Supplemental Cash Flow Information:

	2013	2012	2011
	(in thousands)
Cash paid for interest	$6,609	$6,125	$1,577

Cash paid for income taxes	$18,974	$4,372	$62,510

23. DISCONTINUED OPERATIONS

        On April 29, 2011, we sold our Medicare Part D business to CVS Caremark, including our previously owned insurance subsidiary, Pennsylvania Life Insurance Company, known as Pennsylvania Life. Pennsylvania Life included a Medicare Part D business as well as portions of our traditional business. Prior to the closing of the sale, such traditional business was reinsured by one of our subsidiaries in order to retain that business at Universal American.

        In accordance with ASC 360, effective with the closing of Medicare Part D sale, the results of operations and cash flows related to our Medicare Part D business and related corporate items were reported as discontinued operations for all periods presented. In addition, because the Medicare Part D sale was considered a "reverse spin-off" for accounting purposes, for financial statement presentation, there is no gain or loss on the separation of the disposed net assets and liabilities. Rather, the carrying amounts of the net assets and liabilities of our former Medicare Part D segment and related corporate accounts were removed at their historical cost with an offsetting reduction to stockholders' equity. As

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

23. DISCONTINUED OPERATIONS (Continued)

of April 29, 2011, we incurred a $443.6 million reduction in stockholders' equity from the separation, representing the net assets transferred to CVS Caremark upon the closing of the Medicare Part D sale.

        Summarized financial information for our discontinued operations, including expenses of the transaction is presented below:

For the Year Ended December 31, 2011
Net premium and policyholder fees earned	$815,370
Net realized loss on investments	(11,925)
Other income	18,535

Total revenues	821,980

Benefits, claims and expenses:
Claims and other benefits	807,161
Amortization of present value of future profits	5,348
Expenses of transactions	16,416
Other operating costs and expenses	72,299

Total benefits, claims and expenses	901,224

Loss from discontinued operations before income taxes	(79,244)
Benefit from income taxes(1)	(28,336)

Loss from discontinued operations	$(50,908)

(1)
Income taxes for the year ended December 31, 2011 include non-recurring tax benefits due to state tax refunds and deferred taxes related to the business sold in the Medicare Part D sale of $8.2 million.

        There were no assets, liabilities, revenues or expenses from discontinued operations at December 31, 2013 or 2012.

        Continuing Cash Flows—In connection with the Medicare Part D sale, CVS Caremark and Universal American entered into a Transition Services Agreement or TSA, under which Universal American continued to provide certain services to CVS Caremark, based on historical cost, for up to one year following the closing of the Medicare Part D sale, or a greater/lesser period, with timing determined on a service-by-service basis. The cost of such services provided under the TSA for the years ended December 31, 2013, 2012 and 2011, amounted to $0.1 million, $5.3 million and $9.4 million, respectively, and were recorded in other operating costs and expenses in the consolidated statements of operations. Related revenues of $0.1 million, $5.3 million, and $9.4 million were recorded in fees and other income in 2013, 2012 and 2011, respectively.

        Prior to the Medicare Part D sale, our Medicare Part D segment provided Prescription Benefit Management, or PBM, services to our Medicare Advantage segment in connection with the Medicare Part D aspects of Medicare Advantage products. In connection with the Medicare Part D sale, we entered into an agreement with CVS Caremark to provide these services pursuant to a PBM services agreement with a term commencing October 15, 2011 and continuing through December 31, 2016, subject to earlier termination under certain specified circumstances. The cost of such services was

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

23. DISCONTINUED OPERATIONS (Continued)

$4.8 million, $4.6 million and $1.8 million for the years ended December 31, 2013, 2012 and 2011, respectively, and was recorded in other operating costs and expenses in the consolidated statements of operations. Prior to the Medicare Part D sale, amounts for these services were recorded as expense by our Medicare Advantage segment and revenue by our Part D Segment and eliminated in consolidation.

        Prior to the Medicare Part D sale, the net retained Traditional business of Pennsylvania Life was assumed, on a 100% quota share coinsurance basis, by one of our retained subsidiaries through an Indemnity Reinsurance Agreement, essentially excluding this business from the Medicare Part D sale. We will continue to perform the administration of this business.

        We do not believe our ongoing accounting relationship with CVS Caremark is significant and therefore it does not impact our conclusion on discontinued operations treatment for this business.

24. COMMITMENTS AND CONTINGENCIES

  Legal Proceedings

        In addition to the matters discussed below, we are also subject to a variety of legal proceedings, investigations, audits, claims and litigation, including claims under the False Claims Act and claims for benefits under insurance policies and claims by members, providers, customers, employees, regulators and other third parties. In some cases, plaintiffs seek punitive damages. It is not possible to accurately predict the outcome or estimate the resulting penalty, fine or other remedy that may result from any current or future legal proceeding, investigation, audit, claim or litigation. Nevertheless, the range of outcomes and losses could be significant and could have a material adverse effect on our consolidated financial position, results of operations, or cash flows.

        On September 17, 2013, APS Healthcare, Inc. received a subpoena from the Department of Health and Human Services, Office of Inspector General ("HHS-OIG"), requesting documents relating to APS Healthcare's former Medicaid contracts with the State of Missouri that were in existence from 2006 to 2010. APS Healthcare is continuing to provide HHS-OIG with the documents requested by the subpoena.

        On October 22, 2013, we filed a lawsuit in the United States District Court for the District of Delaware against funds affiliated with the private equity firm GTCR ("GTCR"), David Katz, a managing director of GTCR, and former senior management of APS Healthcare (Gregory Scott, Jerome Vaccaro and John McDonough, all such defendants, collectively, the "Defendants"). The lawsuit, which alleges securities fraud, multiple material breaches of contract and common law fraud, seeks substantial damages, including punitive damages. The lawsuit arises out of our acquisition of APS Healthcare from GTCR in March 2012. In anticipation of our lawsuit, the day before our filing, GTCR filed an action in the Court of Chancery of the State of Delaware seeking declaratory relief regarding our claims against GTCR. On October 28, 2013, we removed GTCR's declaratory relief action to the United States District Court for the District of Delaware and moved to dismiss GTCR's declaratory relief action. On February 11, 2014, a Magistrate Judge issued a report and recommendation recommending that the District Court deny GTCR's motion to remand its declaratory action to the Court of Chancery and granting our motion to dismiss GTCR's declaratory action. GTCR has not objected to these recommendations. In addition, the Defendants have filed a motion to dismiss certain of our claims, including the fraud claims, and that motion is currently pending in the District Court.

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

        Certain of our businesses provide products and services to various government agencies. As a government contractor, we are subject to the terms of the contracts we have with those agencies and applicable laws governing government contracts. We may also be subject to false claim act litigation (also known as qui tam litigation) brought by individuals who seek to sue on behalf of the government, alleging that the government contractor submitted false claims to the government. In 2011, we settled a false claim act investigation involving the sales and marketing practices of our former Wisconsin Medicare Advantage HMO plans. In addition, in 2011 and prior to our acquisition of APS Healthcare in 2012, Innovative Resources Group, LLC ("IRG"), a subsidiary of APS Healthcare, settled a false claim act matter arising out of its Medicaid contract with the State of Georgia. IRG has also been named as a defendant in a false claims act litigation involving its Medicaid contract with the State of Nevada that terminated in 2010 and is the subject of an investigation by the Department of Health and Human Services, Office of Inspector General relating to its Medicaid contracts with the State of Missouri that were in existence from 2006 to 2010. It is possible that IRG, other APS Healthcare subsidiaries or other Universal American companies could be party to additional false claims act investigations and litigation in the future which could have a material adverse effect on our business.

  Lease Obligations

        We are obligated under lease agreements for our executive and administrative offices primarily in New York, Florida, and Texas. Rent expense was $13.9 million, $12.6 million, and $7.3 million for the

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

24. COMMITMENTS AND CONTINGENCIES (Continued)

years ended December 31, 2013, 2012 and 2011, respectively. Annual minimum rental commitments, subject to escalation, under non-cancelable operating lease (in thousands) are as follows:

2014	$10,204
2015	8,878
2016	7,047
2017	5,143
2018	3,729
Thereafter	4,759

Total	$39,760

  Contractual Commitment

        In connection with our 2010 sale of CHCS, our administrative services company, to iGate, we entered into a master services agreement covering the services iGate provides to us. The amended master services agreement now provides for guarantee payments if total fees for services are below $21 million per year or $124 million over the five year initial term of the master service agreement, which ends May 2015. Through December 31, 2013, we have utilized services in excess of the guaranteed minimums.

25. BUSINESS SEGMENT INFORMATION

        Our business segments are based on product and consist of

  •
  Senior Managed Care—Medicare Advantage, and

  •
  Traditional Insurance.

        Our remaining segment, Corporate & Other, reflects the activities of our holding company, along with start-up and operating costs associated with our ACO business, the operations of APS Healthcare since its acquisition on March 2, 2012, the operations of Total Care acquired on December 1, 2013 and other ancillary operations.

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

        Traditional Insurance—This segment consists of Medicare supplement and other senior health products, specialty health insurance products, primarily fixed benefit accident and sickness insurance and senior life insurance business, as well as long-term care, disability, major medical, universal life and fixed annuities. We discontinued marketing and selling new Traditional insurance products after June 1, 2012.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

25. BUSINESS SEGMENT INFORMATION (Continued)

        Financial data by segment, with a reconciliation of segment revenues and segment income (loss) before income taxes to total revenue and (loss) income from continuing operations before income taxes in accordance with U.S. generally accepted accounting principles is as follows:

	2013		2012		2011
	Revenues	Income(Loss) Before Income Taxes	Revenues	Income(Loss) Before Income Taxes	Revenues	Income(Loss) Before Income Taxes
	(in thousands)
Senior Managed Care—Medicare Advantage	$1,635,921	$53,467	$1,642,750	$92,775	$1,988,368	$72,664
Traditional Insurance	233,204	10,946	262,867	18,065	283,813	15,694
Corporate & Other	282,871	(281,512)	264,574	(49,810)	15,207	(79,325)
Intersegment revenues	(9,293)	—	(9,298)	—	(2,784)	—
Adjustments to segment amounts:
Net realized gains(1)	13,863	13,863	16,604	16,604	841	841

Total	$2,156,566	$(203,236)	$2,177,497	$77,634	$2,285,445	$9,874

(1)
We evaluate the results of operations of our segments based on income (loss) before realized gains and losses and income taxes. Management believes that realized gains and losses are not indicative of overall operating trends.

        Identifiable assets by segment are as follows:

	December 31,
	2013	2012
	(in thousands)
Senior Managed Care—Medicare Advantage	$466,739	$467,225
Traditional Insurance	1,219,601	1,222,940
Corporate & Other	917,112	1,538,302
Intersegment assets(1)	(501,786)	(697,168)

Total assets	$2,101,666	$2,531,299

(1)
Intersegment assets include the elimination of the parent holding company's investment in its subsidiaries as well as the elimination of other intercompany balances.

        The decrease in segment assets for Corporate & Other and intersegment assets reflects the impairment of APS Healthcare goodwill, amortizing intangible assets and fixed assets as well as the $1.60 dividend paid to stockholders in August 2013.

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

	For the Quarter Ended
2013	December 31,	September 30,	June 30,	March 31,
	(in thousands)
Total revenue	$539,168	$520,158	$533,976	$563,264

(Loss) income before income taxes	$(112,702)	$(19,072)	$(94,106)	$22,644
(Benefit from) provision for income taxes	(10,935)	(6,371)	(2,290)	8,686

Net (loss) income	$(101,767)	$(12,701)	$(91,816)	$13,958

(Loss) earnings per common share:
Basic:	$(1.16)	$(0.15)	$(1.05)	$0.16

Diluted:	$(1.16)	$(0.15)	$(1.05)	$0.16

	For the Quarter Ended
2012	December 31,	September 30,	June 30,	March 31,
	(in thousands)
Total revenue	$554,240	$549,441	$542,062	$531,754

Income before income taxes	$15,420	$20,887	$8,553	$32,774
Provision for income taxes	420	7,040	3,901	13,240

Net income	$15,000	$13,847	$4,652	$19,534

Earnings per common share:
Basic:	$0.17	$0.16	$0.05	$0.24

Diluted:	$0.17	$0.16	$0.05	$0.24

        During the quarters ended December 31, 2013 and June 30, 2013, we recorded pre-tax asset impairment charges of $97.7 million and $91.7 million, respectively related to our APS Healthcare subsidiary. See Note 8—Goodwill and Other Intangible Assets for further discussion.

Schedule I—Summary of Investments Other Than Investments in Related Parties

UNIVERSAL AMERICAN CORP.

	December 31, 2013
Classification	Par Value	Amortized Cost	Fair Value	Carrying Value
	(in thousands)
U.S. Treasury securities and obligations of U.S. Government	$53,675	$53,687	$53,751	$53,751
Government sponsored agencies	10,300	10,400	10,481	10,481
Other political subdivisions	59,465	65,104	65,511	65,511
Corporate debt securities	376,674	382,496	397,600	397,600
Foreign debt securities	89,309	92,044	94,416	94,416
Residential mortgage-backed securities	178,229	182,853	183,216	183,216
Commercial mortgage-backed securities	73,916	76,503	79,055	79,055
Other asset-backed securities	49,762	50,366	49,368	49,368

Sub-total	$891,330	$913,453	$933,398	933,398

Other invested assets				22,575

Total investments				$955,973

	December 31, 2012
Classification	Par Value	Amortized Cost	Fair Value	Carrying Value
	(in thousands)
U.S. Treasury securities and obligations of U.S. Government	$31,015	$31,125	$31,314	$31,314
Government sponsored agencies	16,800	16,893	17,655	17,655
Other political subdivisions	95,090	106,759	109,548	109,548
Corporate debt securities	488,461	498,497	533,260	533,260
Foreign debt securities	112,908	115,441	120,633	120,633
Residential mortgage-backed securities	234,737	241,647	253,665	253,665
Commercial mortgage-backed securities	71,187	74,142	78,509	78,509
Other asset-backed securities	60,971	62,138	58,764	58,764

Sub-total	$1,111,169	$1,146,642	$1,203,348	1,203,348

Short-term investments				16,993
Other invested assets				14,451

Total investments				$1,234,792

Schedule II—Condensed Financial Information of Registrant

UNIVERSAL AMERICAN CORP.
(Parent Company)

CONDENSED BALANCE SHEETS

(in thousands)

	December 31, 2013	December 31, 2012
ASSETS
Cash and cash equivalents	$38,324	$21,293
Investments	53,887	14,992
Investments in subsidiaries at equity	706,430	1,106,510
Due from affiliates	16,234	8,842
Deferred loan origination fees	4,639	5,602
Income tax receivable	39,086	27,828
Other assets	9,446	9,113

Total assets	$868,046	$1,194,180

LIABILITIES AND STOCKHOLDERS' EQUITY
Loan payable	$103,447	$131,984
Series A mandatorily redeemable preferred shares	40,000	40,000
Loans from affiliates	22,000	—
Deferred income tax liability	27,283	2,224
Accounts payable and other liabilities	7,265	4,408
Dividends to stockholders—declared/unpaid	3,152	3,067

Total liabilities	203,147	181,683

Total stockholders' equity	664,899	1,012,497

Total liabilities and stockholders' equity	$868,046	$1,194,180

See notes to condensed financial statements.

UNIVERSAL AMERICAN CORP.
(Parent Company)

CONDENSED STATEMENTS OF OPERATIONS

(in thousands)

	For the Years Ended December 31,
	2013	2012	2011
REVENUES:
Surplus note investment income—affiliated	$—	$20,217	$—
Net investment income—unaffiliated	436	197	62
Realized gains (losses) on investments	8,271	6,600	(87)

Total revenues	8,707	27,014	(25)

EXPENSES:
Selling, general and administrative expenses	33,485	20,886	46,972
Stock compensation expense	7,778	9,242	17,012
Interest expense—mandatorily redeemable preferred shares	6,562	6,238	2,267

Total expenses	47,825	36,366	66,251

Loss before income tax benefit and equity in net income of subsidiaries	(39,118)	(9,352)	(66,276)
Income tax benefit	11,062	423	17,007

Loss before equity in net income of subsidiaries	(28,056)	(8,929)	(49,269)
Equity in (losses) earnings of subsidiaries, net of taxes	(164,270)	61,962	51,976

(Loss) income from continuing operations	(192,326)	53,033	2,707

Discontinued operations:
Loss from discontinued operations, net of income taxes	—	—	(40,238)
Expenses of transactions, net of income taxes	—	—	(10,670)

Loss from discontinued operations	—	—	(50,908)

Net (loss) income	$(192,326)	$53,033	$(48,201)

See notes to condensed financial statements.

UNIVERSAL AMERICAN CORP.
(Parent Company)

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Years Ended December 31,
	2013	2012	2011
Cash flows from operating activities:
Net (loss) income	$(192,326)	$53,033	$(48,201)
Adjustments to reconcile net (loss) income to net cash (used for) provided by operating activities:
Loss from discontinued operations	—	—	50,908
Equity in net loss (income) of subsidiaries	164,270	(61,962)	(51,976)
Realized (gains) losses on investments	(8,271)	(6,600)	87
Stock based compensation	7,778	9,242	17,012
Amortization of deferred loan origination fees	1,423	1,162	123
Impairment of agents balances	—	—	5,800
Change in amounts due to/from subsidiaries	(7,392)	(15,749)	77,950
Change in income taxes receivable	(26,759)	25,692	(102,405)
Deferred income taxes	25,059	5,888	13,489
Change in other assets and liabilities	(649)	(3,989)	9,384

Cash (used for) provided by operating activities from continuing operations	(36,867)	6,717	(27,829)
Cash used for operating activities from discontinued operations	—	—	(6,460)

Cash (used for) provided by operating activities	(36,867)	6,717	(34,289)

Cash flows from investing activities:
Proceeds from sale of fixed maturities	8,271	6,600	21,149
Cost of fixed maturity investments acquired	(52,544)	—	—
Purchase of other invested assets	(725)	—	—
Net change in short-term investments	14,994	(14,994)	—
Redemption of surplus note due from affiliate	—	60,000	—
Capital contributions to subsidiaries	(11,500)	(8,600)	(12,953)
Dividends from subsidiaries	243,400	58,900	40,061
Purchase of business	—	(147,737)	—
Purchase of agent advances from subsidiaries, net of collections	—	5,600	—

Cash provided by (used for) investing activities	201,896	(40,231)	48,257

Cash flows from financing activities:
Net proceeds from issuance of common stock	370	5,870	4,782
Loans from affiliates	22,000	—	—
Purchase of treasury stock	—	—	(11,069)
Issuance of new debt	—	150,000	40,000
Payment of debt issue costs	(460)	(5,772)	(1,102)
Principal repayment on debt	(28,537)	(18,016)	—
Dividends to stockholders	(141,371)	(100,866)	(1,416)
Settlement of equity awards to employees and directors	—	—	(33,545)
Contributions to discontinued operations	—	—	(36,015)

Cash (used for) provided by financing activities from continuing operations	(147,998)	31,216	(38,365)
Cash used for financing activities from discontinued operations	—	—	(850)

Cash (used for) provided by financing activities	(147,998)	31,216	(39,215)

Net increase (decrease) in cash and cash equivalents	17,031	(2,298)	(25,247)
Cash and cash equivalents:
At beginning of year	21,293	23,591	48,838

At end of year	$38,324	$21,293	$23,591

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$6,609	$6,125	$1,577

Income taxes	$25,054	$16,160	$58,569

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

2. MANDATORILY REDEEMABLE PREFERRED SHARES

        On April 29, 2011, in conjunction with the sale of our Medicare Part D business, Universal American issued an aggregate of $40 million of Series A Mandatorily Redeemable Preferred Shares (the "Series A Preferred Shares"), representing 1,600,000 shares with a par value of $0.01 per share and a liquidation preference of $25.00 per share. The Series A Preferred Shares pay cash dividends at the rate of 8.5% per annum and are mandatorily redeemable on the six year anniversary of the issue date. The proceeds from the sale of the Series A Preferred Shares were used to pay a portion of the existing indebtedness of the Company prior to the sale and transaction expenses. We did not retain any proceeds from the sale of the Series A Preferred Shares. At the closing of the sale of our Medicare Part D business, certain officers and directors of the Company collectively purchased an aggregate of $10 million of the Series A Preferred Shares.

        In accordance with ASC 480, Distinguishing Liabilities from Equity, because the issuance of the Series A Preferred Shares imposes an obligation on us requiring the transfer of assets, specifically, cash, at the redemption date, the Series A Preferred Shares are reported as a liability on the condensed balance sheets, with the related dividends reported as interest expense on the condensed statements of operations. At December 31, 2013 and 2012, we had accrued $0.7 million of such dividends, recorded in other liabilities in the consolidated balance sheets.

        Issue costs of approximately $1.1 million were capitalized in other assets and are being amortized over the six year term of the Series A Preferred Shares.

3. LOAN PAYABLE

  2012 Credit Facility

        In connection with the acquisition of APS Healthcare, on March 2, 2012, we entered into a credit facility (the "2012 Credit Facility") consisting of a five-year $150 million senior secured term loan and a $75 million senior secured revolving credit facility.

        The 2012 Credit Facility contains customary representations and warranties as well as customary affirmative and negative covenants. Negative covenants include, among others, limitations on the incurrence of indebtedness, limitations on the incurrence of liens and limitations on acquisitions,

UNIVERSAL AMERICAN CORP.
(Parent Company)

NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)

3. LOAN PAYABLE (Continued)

dispositions, investments and restricted payments. In addition, the 2012 Credit Facility contains certain financial covenants relating to minimum risk-based capital, consolidated leverage ratio, and consolidated debt service ratio. The 2012 Credit Facility also contains customary events of default. Upon the occurrence and during the continuance of an event of default, the Lenders may declare the outstanding advances and all other obligations under the 2012 Credit Facility immediately due and payable. As of December 31, 2013, and throughout the year then ended, we were in compliance with all financial covenants, as amended.

  Credit Facility Amendment

        On November 4, 2013, we entered into an amendment to our 2012 Credit Facility. The amendment, which was effective beginning with the quarter ended September 30, 2013, suspends certain financial covenants, including the consolidated leverage and debt service ratios, replacing them with total debt to capitalization and minimum liquidity ratios. These new financial covenants will remain in effect through December 31, 2014. Effective January 1, 2015, the original financial covenants will be reinstated. In connection with the amendment, we prepaid all scheduled 2013 and 2014 principal payments, including the final 2013 payment due December 31, 2013 of $3.6 million and all 2014 scheduled payments totaling $14.3 million. We also paid fees and expenses of approximately $0.5 million, which were capitalized in other assets and are being amortized over the term of the amendment.

        Our obligations under the Credit Agreement are secured by a first priority security interest in 100% of the capital stock of the Company's material subsidiaries and are also guaranteed by certain of our subsidiaries.

        The 2012 Credit Facility bears interest at rates equal to, at our election, LIBOR or the base rate, plus an applicable margin that varies based on our consolidated leverage ratio from 1.75% to 2.50%, in the case of LIBOR loans, and from 0.75% to 1.50% in the case of base rate loans. Effective December 31, 2013, the interest rate on the term loan portion of the 2012 Credit Facility was 2.67%, based on a spread of 2.50% above LIBOR.

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

UNIVERSAL AMERICAN CORP.
(Parent Company)

NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)

3. LOAN PAYABLE (Continued)

        The following table reflects the schedule of principal payments remaining on the credit facility as of December 31, 2013, after giving effect to prepayments made to date and the November 2013 amendment:

2012 Credit Facility (in thousands)
2014	$—
2015	14,269
2016	14,269
2017	74,909

$103,447

        We are required to ratably apply any future prepayments through the remaining scheduled repayments.

  Principal and Interest Payments

        During the year ended December 31, 2013, we made regularly scheduled principal payments totaling approximately $14.3 million, and paid interest of $3.2 million. In connection with the amendment, we prepaid all scheduled principal payments for 2014, totaling approximately $14.3 million, due under the 2012 Credit Facility.

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

5. LOANS FROM AFFILIATES

        In the fourth quarter of 2013, we borrowed $13 million and $9 million from our insurance company subsidiaries, American Progressive and Pyramid Life, respectively, for general corporate purposes. Both accrue interest at 3.5% and will be paid quarterly. The American Progressive loan matures June 30, 2016 and the Pyramid Life loan matures December 31, 2016. Both are repayable at any time without penalty.

UNIVERSAL AMERICAN CORP.
(Parent Company)

NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)

6. SPECIAL DIVIDENDS

        On August 1, 2013, the Board of Directors approved the payment of a special cash dividend of $1.60 per share, payable on August 19, 2013 to shareholders of record as of August 12, 2013. The total dividend payment was $142.1 million of which $139.9 million was paid on August 19, 2013. We also established a $2.2 million dividend payable liability to record amounts expected to be paid in the future to holders of our restricted stock as such shares vest. This liability was $2.1 million at December 31, 2013 and is included in accounts payable and other liabilities in the condensed balance sheets. In addition, pursuant to the terms of our 2011 Equity Award Plan, the exercise price on outstanding stock options was reduced by the amount of the dividend. This dividend is a liquidating dividend and was recorded as a reduction of additional paid-in capital.

        On November 1, 2012, our Board of Directors approved the payment of a special cash dividend of $1.00 per share to each holder of our outstanding common stock. This special cash dividend was paid on November 19, 2012 to shareholders of record as of November 12, 2012. The cumulative dividend payment was $88.2 million. In addition, pursuant to the terms of our 2011 Omnibus Equity Award Plan, the exercise price on outstanding stock options was reduced by the amount of the dividend, $1.00 per share. We also established a liability for the dividends related to unvested restricted stock, which will be paid out as the restricted stock vests. This liability was $0.5 million at December 31, 2013 and is included in accounts payable and other liabilities in the condensed balance sheets.

7. CONTRACTUAL COMMITMENT

        In connection with our 2010 sale of CHCS to iGate, we entered into a master services agreement covering the services iGate provides to us. The contract provides for guarantee payments if total fees are below $25 million per year or $142.5 million for services over the five year initial term of the master service agreement, which ends May 2015. Through December 31, 2013, we have utilized services in excess of the contractual minimums.

8. DISCONTINUED OPERATIONS

        On April 29, 2011, we sold our Medicare Part D business to CVS Caremark. In accordance with ASC 360, effective with the closing of Medicare Part D sale, the results of operations and cash flows related to our Medicare Part D business and related corporate items were reported as discontinued operations for all periods presented.

Schedule III—SUPPLEMENTAL INSURANCE INFORMATION

UNIVERSAL AMERICAN CORP.

(in thousands)

	Deferred Acquisition Costs	Reserves for Future Policy Benefits	Unearned Premiums	Policy and Contract Claims	Net Premium Earned	Net Investment Income	Policyholder Benefits	Net Change in DAC	Other Operating Expense
2013
Senior Managed Care—Medicare Advantage	$—	$—	$—	$123,791	$1,617,176	$18,572	$1,348,553	$—	$233,901
Traditional Insurance	90,136	982,749	—	39,968	213,920	17,671	160,745	12,629	48,885
Corporate & Other	—	—	—	14,946	170,213	560	146,891	—	383,890
Intersegment and other adjustments	—	—	—	—	—	(66)	—	—	(9,294)

Segment Total	$90,136	$982,749	$—	$178,705	$2,001,309	$36,737	$1,656,189	$12,629	$657,382

2012
Senior Managed Care—Medicare Advantage	$—	$—	$—	$115,612	$1,619,336	$23,231	$1,304,747	$—	$245,228
Traditional Insurance	102,765	983,762	—	45,577	241,904	18,905	186,246	5,418	53,138
Corporate & Other	—	—	—	8,822	128,573	261	106,263	—	197,898
Intersegment and other adjustments	—	—	—	—	—	—	—	—	(9,297)

Segment Total	$102,765	$983,762	$—	$170,011	$1,989,813	$42,397	$1,597,256	$5,418	$486,967

2011
Senior Managed Care—Medicare Advantage	$—	$—	$—	$137,205	$1,960,201	$26,323	$1,608,320	$—	$307,383
Traditional Insurance	108,183	983,274	—	57,618	260,876	21,030	198,955	4,280	68,071
Corporate & Other	—	—	—	—	—	72	—	—	91,345
Intersegment and other adjustments	—	—	—	—	292	—	(7)	—	(2,776)

Segment Total	$108,183	$983,274	$—	$194,823	$2,221,369	$47,425	$1,807,268	$4,280	$464,023

F-74

Universal American Corp.

Schedule V

Valuation and Qualifying Accounts

	Balance Jan 1	Charged to Statement of Operations	Write-offs Against Allowance	Acquisition and Other Adjs.	Balance Dec 31
	(in thousands)
2013
Advances to agents	$56,975	$521	$(511)	$—	$56,985
Other assets(1)	28,391	5,718	(7,005)	794	27,898
Valuation allowance for deferred taxes	5,806	1,859	—	(400)	7,265
2012
Advances to agents	$57,731	$—	$(1,145)	$389	$56,975
Other assets(1)	59,458	2,540	(33,995)	388	28,391
Valuation allowance for deferred taxes	1,888	800	—	3,118	5,806
2011
Advances to agents	$47,919	$5,928	$—	$3,884	$57,731
Other assets(1)	52,181	16,253	(9,515)	539	59,458
Valuation allowance for deferred taxes	7,818	1,676	—	(7,606)	1,888

(1)
Represents valuation account on receivables related to Medicare Advantage products.

F-75