Form 10-Q
period 2014-03-31
UNIVERSAL AMERICAN CORP.
filed 2014-05-06
CIK 1514128

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
OR
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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

        Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Class of Common Stock	Outstanding at April 30, 2014
Non-voting, par value $0.01 per share	3,300,000 shares
Voting, par value $0.01 per share	86,538,600 shares

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

PART I

ITEM 1—FINANCIAL STATEMENTS

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	March 31, 2014	December 31, 2013
	Unaudited
ASSETS
Investments:
Fixed maturities available for sale, at fair value (amortized cost: 2014, $848,934; 2013, $913,453)	$876,091	$933,398
Other invested assets	23,027	22,575

Total investments	899,118	955,973
Cash and cash equivalents	110,887	69,574
Accrued investment income	7,703	7,056
Deferred policy acquisition costs	87,115	90,136
Reinsurance recoverables—life	516,074	520,243
Reinsurance recoverables—health	140,285	142,749
Due and unpaid premiums	84,612	59,383
Present value of future profits and other amortizing intangible assets	19,083	20,331
Goodwill and other indefinite lived intangible assets	77,459	77,526
Deferred income tax asset	—	2,762
Income taxes receivable	42,549	45,392
Other assets	147,675	110,541

Total assets	$2,132,560	$2,101,666

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Reserves and other policy liabilities—life	$528,931	$532,077
Reserves for future policy benefits—health	461,489	462,832
Policy and contract claims—health	160,128	166,545
Premiums received in advance	9,284	8,632
Series A mandatorily redeemable preferred shares	40,000	40,000
Loan payable	103,447	103,447
Amounts due to reinsurers	7,785	7,690
Deferred income taxes payable	541	—
Other liabilities	148,624	115,544

Total liabilities	1,460,229	1,436,767

STOCKHOLDERS' EQUITY
Preferred stock (Authorized: 40 million shares)	—	—
Common stock—voting (Authorized: 400 million shares; issued and outstanding: 2014, 86.6 million shares; 2013, 85.5 million shares)	866	855
Common stock—non-voting (Authorized: 60 million shares; issued and outstanding: 3.3 million shares)	33	33
Additional paid-in capital	702,021	693,329
Accumulated other comprehensive income	11,070	7,329
Retained deficit	(41,659)	(36,647)

Total stockholders' equity	672,331	664,899

Total liabilities and stockholders' equity	$2,132,560	$2,101,666

See Notes to unaudited Consolidated Financial Statements.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share amounts)

	For the three months ended March 31,
	2014	2013
Revenues:
Net premium and policyholder fees earned	$481,654	$521,235
Net investment income	8,022	9,885
Fee and other income	21,943	29,668
Net realized gains on investments	1,047	2,476

Total revenues	512,666	563,264

Benefits, claims and expenses:
Claims and other benefits	395,727	422,966
Change in deferred policy acquisition costs	3,021	3,846
Amortization of intangible assets	1,315	2,288
Commissions	7,280	9,484
Reinsurance commissions and expense allowances	1,942	1,354
Interest expense	1,542	1,588
Affordable Care Act fee	5,428	—
Other operating costs and expenses	90,084	90,806

Total benefits, claims and expenses	506,339	532,332

Income before equity in losses of unconsolidated subsidiaries	6,327	30,932
Equity in losses of unconsolidated subsidiaries	(8,322)	(8,288)

(Loss) income before income taxes	(1,995)	22,644
Provision for income taxes	3,055	8,686

Net (loss) income	$(5,050)	$13,958

(Loss) income per common share:
Basic	$(0.06)	$0.16

Diluted	$(0.06)	$0.16

Weighted average shares outstanding:
Basic weighted average shares outstanding	87,542	87,311
Effect of dilutive securities	—	54

Diluted weighted average shares outstanding	87,542	87,365

See Notes to unaudited Consolidated Financial Statements.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(Unaudited)

(in thousands)

	For the three months ended March 31,
	2014	2013
Comprehensive (loss) income:
Net (loss) income	$(5,050)	$13,958
Other comprehensive (loss) income, net of income taxes:
Unrealized gain on investments	5,572	276
Less: reclassification adjustment for gains included in net income	(681)	(1,609)

Change in net unrealized gain (loss) on securities available for sale	4,891	(1,333)
Change in long-term claim reserve adjustment	(1,150)	(245)

Total other comprehensive income (loss), net of income taxes	3,741	(1,578)

Comprehensive (loss) income	$(1,309)	$12,380

See Notes to unaudited Consolidated Financial Statements.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Unaudited)

(in thousands)

	Common Stock			Accumulated Other Comprehensive Income
			Additional Paid-in Capital		Retained Earnings (Deficit)
	Voting	Non-Voting				Total
2013
Balance at January 1, 2013	$850	$33	$827,298	$29,089	$155,227	$1,012,497
Net income	—	—	—	—	13,958	13,958
Other comprehensive loss	—	—	—	(1,578)	—	(1,578)
Net issuance of common stock	6	—	5,205	—	—	5,211
Stock-based compensation	—	—	650	—	—	650
Dividends to stockholders	—	—	—	—	353	353

Balance at March 31, 2013	$856	$33	$833,153	$27,511	$169,538	$1,031,091

2014
Balance at January 1, 2014	$855	$33	$693,329	$7,329	$(36,647)	$664,899
Net loss	—	—	—	—	(5,050)	(5,050)
Other comprehensive income	—	—	—	3,741	—	3,741
Net issuance of common stock	11	—	7,432	—	—	7,443
Stock-based compensation	—	—	1,131	—	—	1,131
Dividends to stockholders	—	—	129	—	38	167

Balance at March 31, 2014	$866	$33	$702,021	$11,070	$(41,659)	$672,331

See Notes to unaudited Consolidated Financial Statements.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	For the three months ended March 31,
	2014	2013
Operating activities:
Net (loss) income	$(5,050)	$13,958
Adjustments to reconcile net (loss) income to cash used for operating activities:
Deferred income taxes	1,288	1,842
Net realized gains on investments	(1,047)	(2,476)
Amortization of intangible assets	1,315	2,288
Amortization of debt issuance costs	438	339
Net amortization of bond premium	1,234	1,885
Depreciation expense	1,971	2,659
Affordable Care Act fee	5,428	—
Changes in operating assets and liabilities:
Deferred policy acquisition costs	3,021	3,846
Reserves and other policy liabilities—life	(3,146)	(4,690)
Reserves for future policy benefits—health	(3,112)	(2,304)
Policy and contract claims—health	(6,417)	10,967
Reinsurance balances	6,728	5,070
Due and unpaid/advance premium, net	(24,577)	(67,221)
Income taxes receivable	2,843	(2,234)
Other, net	2,226	(11,968)

Cash used for operating activities	(16,857)	(48,039)
Investing activities:
Proceeds from sale, maturity, call, paydown or redemption of fixed maturity investments	97,455	110,104
Cost of fixed maturity investments acquired	(33,122)	(74,128)
Change in short-term investments	—	9,994
Purchase of fixed assets	(1,605)	(2,069)
Other investing activities	(3,808)	(347)

Cash provided by investing activities	58,920	43,554
Financing activities:
Net proceeds from issuance of common and preferred stock, net of tax effect	388	786
Dividends paid to stockholders	(1,138)	(1,381)
Principal payment on loan payable	—	(3,567)

Cash used for financing activities	(750)	(4,162)

Net increase (decrease) in cash and cash equivalents	41,313	(8,647)
Cash and cash equivalents at beginning of period	69,574	59,779

Cash and cash equivalents at end of period	$110,887	$51,132

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

        Our APS Healthcare subsidiaries provide specialty health services focused on behavioral health benefits, disease and condition management, and quality review and improvement services to government agencies, such as state Medicaid programs, commercial health plans, employers and unions. These services are provided on either an at-risk basis or an administrative services only basis. Behavioral health benefits are administered through APS Healthcare's provider network that consists of health care providers and facilities with which APS Healthcare directly or indirectly contracts to provide the necessary treatment. APS Healthcare operates in the United States and Puerto Rico.

        Through our subsidiary, Collaborative Health Systems, LLC, also known as CHS, we formed Accountable Care Organizations, or ACOs, under the Medicare Shared Savings Program ("Shared Savings Program") with physicians and other healthcare professionals. As of March 31, 2014 we had thirty-four ACOs which had been previously approved for participation in the program by the Centers for Medicare & Medicaid Services, known as CMS. During 2014, we may reduce the number of our ACOs based on a variety of factors, including the level of commitment by the physicians in the ACO and the likelihood of the ACO achieving shared savings. Based on data provided by CMS, these thirty-four ACOs currently include approximately 4,000 participating providers with approximately 360,000 assigned Medicare fee-for-service beneficiaries covering portions of thirteen states, both within and outside our current Medicare Advantage footprint, including southeast Texas and upstate New York. CHS provides these ACOs with care coordination, analytics and reporting, technology and other administrative capabilities to enable participating providers to deliver better care and lower healthcare costs for their Medicare fee-for-service beneficiaries. The Company provides funding to CHS to support the operating activities of CHS and the ACOs.

        On December 1, 2013, we completed our acquisition of the assets of the Total Care Medicaid managed care plan, known as Total Care. Total Care is a Medicaid health plan in Upstate New York, currently serving approximately 39,600 members in Syracuse and surrounding areas. For further discussion of this transaction, see Note 10—Other Disclosures.

2. BASIS OF PRESENTATION

        We have prepared the accompanying Consolidated Financial Statements in conformity with U.S. generally accepted accounting principles, or U.S. GAAP, for interim reporting in accordance with

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

2. BASIS OF PRESENTATION (Continued)

Article 10 of the Securities and Exchange Commission's Regulation S-X. Accordingly, they do not include all of the disclosures normally required by U.S. GAAP or those normally made in an Annual Report on Form 10-K. For our insurance and HMO subsidiaries, U.S. GAAP differs from statutory accounting practices prescribed or permitted by regulatory authorities. We have eliminated all material intercompany transactions and balances. The interim financial information in this report is unaudited, but in the opinion of management, includes all adjustments, including normal, recurring adjustments necessary to present fairly the financial position and results of operations for the periods reported. The results of operations for the three months ended March 31, 2014 and 2013 are not necessarily indicative of the results to be expected for the full year.

        Unconsolidated Subsidiaries:    The ACOs we established with various healthcare providers were generally formed as Limited Liability Companies. We own a majority interest in our ACOs but do not consolidate them because we share the power to direct the activities of the ACOs that most significantly impact their performance. Our share of the income of an ACO is generally 50% and our share of losses of an ACO is generally 100%. In the event of losses, we will share in 100% of subsequent profits until our losses are recovered. Any remaining profits are generally shared at 50%.

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

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

2. BASIS OF PRESENTATION (Continued)

        Reclassifications:    Beginning in 2014, in connection with the reporting of minimum medical loss ratios under the Affordable Care Act, we are reporting the costs of quality improvement initiatives in claims and other benefits in the consolidated statements of operations. Historically, these costs were reported in other operating costs and expenses. To maintain consistency with the new reporting classification, we have reclassified $6.0 million of such costs in the March 31, 2013 consolidated statement of operations from other operating costs and expenses to claims and other benefits.

        Significant Accounting Policies:    For a description of existing significant accounting policies, see Note 3—Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2013 and Note 3—Recently Issued and Pending Accounting Pronouncements.

3. RECENTLY ISSUED AND PENDING ACCOUNTING PRONOUNCEMENTS

        Presentation of an Unrecognized Tax Benefit:    In July 2013, the Financial Accounting Standards Board issued Accounting Standards Update 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists, known as ASU 2013-11, which requires an unrecognized tax benefit, or a portion of an unrecognized tax benefit, to be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. We adopted this guidance on a prospective basis effective January 1, 2014. Adoption had no impact on our financial position, results of operations or cash flows and does not require any new recurring disclosures.

        Other Expenses, Fees Paid to the Federal Government by Health Insurers:    In July 2011, ASU 2011-06, Other Expenses, Fees Paid to the Federal Government by Health Insurers was issued by the FASB to address questions about how health insurers should recognize and classify in their income statements fees mandated by the Patient Protection and Affordable Care Act as amended by the Health Care and Education Reconciliation Act (the Acts). The Acts impose an annual fee on health insurers (the "ACA fee") for each calendar year beginning on or after January 1, 2014. A health insurer's portion of the annual fee is payable no later than September 30 of the applicable calendar year and is not tax deductible. The annual fee for the health insurance industry will be allocated to individual health insurers based on the ratio of the amount of an entity's net premiums written during the preceding calendar year to the amount of health insurance for any U.S. health risk that is written during the preceding calendar year. The ASU provides that the liability for the fee should be estimated and recorded in full once the entity provides qualifying health insurance in the corresponding period with a corresponding deferred cost that is to be amortized to expense on a straight-line basis over the applicable calendar year. The ASU also notes that the fee would not meet the definition of an acquisition cost under ASC 944. The amendments are effective for calendar years beginning after December 31, 2013, when the fee initially becomes effective.

        We have estimated that the fee to be paid in 2014, based on 2013 net written premiums, will be approximately $21.7 million. In January 2014, we accrued this amount in other liabilities in our consolidated balance sheet, with an offsetting deferred cost asset recorded in other assets. The asset is being amortized ratably over 2014 and is reported on a separate line in our consolidated statements of operations. For the quarter ended March 31, 2014, we amortized $5.4 million. This fee is

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

3. RECENTLY ISSUED AND PENDING ACCOUNTING PRONOUNCEMENTS (Continued)

non-deductible for income tax purposes. Accordingly, adoption of this guidance and the enactment of this fee could have a material impact on our financial position, results of operations or cash flows in future periods.

4. INVESTMENTS

        The amortized cost and fair value of fixed maturity investments are as follows:

	March 31, 2014
Classification	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Gross Unrealized OTTI(1)	Fair Value
	(in thousands)
U.S. Treasury securities and U.S. Government obligations	$47,175	$131	$(61)	$—	$47,245
Government sponsored agencies	10,397	176	(120)	—	10,453
Other political subdivisions	55,549	1,292	(155)	—	56,686
Corporate debt securities	355,556	19,279	(552)	—	374,283
Foreign debt securities	79,768	3,553	(98)	—	83,223
Residential mortgage-backed securities	181,771	5,055	(2,917)	—	183,909
Commercial mortgage-backed securities	74,266	2,643	—	(49)	76,860
Other asset-backed securities	44,452	683	(13)	(1,690)	43,432

	$848,934	$32,812	$(3,916)	$(1,739)	$876,091

	December 31, 2013
Classification	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Gross Unrealized OTTI(1)	Fair Value
	(in thousands)
U.S. Treasury securities and U.S. Government obligations	$53,687	$131	$(67)	$—	$53,751
Government sponsored agencies	10,400	251	(170)	—	10,481
Other political subdivisions	65,104	919	(512)	—	65,511
Corporate debt securities	382,496	16,811	(1,707)	—	397,600
Foreign debt securities	92,044	3,141	(769)	—	94,416
Residential mortgage-backed securities	182,853	4,506	(4,143)	—	183,216
Commercial mortgage-backed securities	76,503	2,606	(17)	(37)	79,055
Other asset-backed securities	50,366	694	(25)	(1,667)	49,368

	$913,453	$29,059	$(7,410)	$(1,704)	$933,398

(1)
Other-than-temporary impairments.

        At March 31, 2014, gross unrealized losses on mortgage-backed and asset-backed securities totaled $4.7 million, consisting primarily of unrealized losses of $2.9 million on residential mortgage-backed securities and $1.7 million related to one subprime residential mortgage-backed security. The fair value

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

4. INVESTMENTS (Continued)

of the subprime security is depressed due to the deterioration of collectability of the underlying mortgages. The fair values of the other securities are depressed primarily due to changes in interest rates. We have evaluated these holdings, with input from our investment managers, and do not believe further other-than-temporary impairment to be warranted.

        The amortized cost and fair value of fixed maturity investments at March 31, 2014 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
	(in thousands)
Due in 1 year or less	$47,027	$47,373
Due after 1 year through 5 years	244,508	256,361
Due after 5 years through 10 years	177,247	184,316
Due after 10 years	79,663	83,840
Mortgage and asset-backed securities	300,489	304,201

	$848,934	$876,091

        The fair value and unrealized loss as of March 31, 2014 and 2013 for fixed maturities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are shown below:

	Less than 12 Months		12 Months or Longer		Total
March 31, 2014	Fair Value	Gross Unrealized Losses and OTTI	Fair Value	Gross Unrealized Losses and OTTI	Fair Value	Gross Unrealized Losses and OTTI
	(in thousands)
U.S. Treasury securities and U.S. Government obligations	$9,998	$(61)	$—	$—	$9,998	$(61)
Government sponsored agencies	—	—	1,959	(120)	1,959	(120)
Other political subdivisions	4,620	(105)	3,506	(50)	8,126	(155)
Corporate debt securities	36,404	(325)	6,692	(227)	43,096	(552)
Foreign debt securities	7,846	(70)	2,222	(28)	10,068	(98)
Residential mortgage-backed securities	71,531	(2,131)	12,669	(786)	84,200	(2,917)
Commercial mortgage-backed securities	2,219	—	1,033	(49)	3,252	(49)
Other asset-backed securities	4,387	(13)	5,310	(1,690)	9,697	(1,703)

Total fixed maturities	$137,005	$(2,705)	$33,391	$(2,950)	$170,396	$(5,655)

Total number of securities in an unrealized loss position						103

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

        The decrease in gross unrealized losses at March 31, 2014 compared to December 31, 2013, and the resulting decrease in the number of securities in an unrealized loss position, is due to an overall flattening of the yield curve in the first quarter of 2014, resulting in a decline in interest-related unrealized losses.

  Interest Rate Swaps

        We terminated all outstanding interest rate swaps during 2013 and had no outstanding interest rate swaps at March 31, 2014.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

4. INVESTMENTS (Continued)

  Realized Gains and Losses

        Gross realized gains and gross realized losses on investments included in net realized gains on investments in the consolidated statements of operations are as follows:

	For the three months ended March 31,
	2014	2013
	(in thousands)
Realized Gains:
Fixed maturities	$1,484	$1,837
Interest rate swap	—	1,090
Other	—	7

	1,484	2,934

Realized Losses:
Fixed maturities	(437)	(458)

Net realized gains on investments	$1,047	$2,476

5. FAIR VALUE MEASUREMENTS

        We carry fixed maturity investments and equity securities at fair value in our Consolidated Financial Statements. These fair value disclosures consist of information regarding the valuation of these financial instruments followed by the fair value measurement disclosure requirements of Accounting Standards Codification 820-10, Fair Value Measurements and Disclosures Topic, known as ASC 820-10. ASC 820-10 establishes a fair value hierarchy that prioritizes the inputs in the valuation techniques used to measure fair value into three broad Levels, numbered 1, 2, and 3. For further discussion, see Note 7—Fair Value Measurements included in our Annual Report on Form 10-K for the year ended December 31, 2013.

        The following table presents our recurring fair value measurements by ASC-820-10 hierarchy levels:

	Total	Level 1	Level 2	Level 3
March 31, 2014
Assets:
Fixed maturities, available for sale	$876,091	$—	$873,847	$2,244
Equity securities	13,565	—	13,565	—

Total assets	$889,656	$—	$887,412	$2,244

December 31, 2013
Assets:
Fixed maturities, available for sale	$933,398	$—	$931,106	$2,292
Equity securities	13,253	—	13,253	—

Total assets	$946,651	$—	$944,359	$2,292

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

5. FAIR VALUE MEASUREMENTS (Continued)

        The following table provides a summary of changes in the recurring fair value measurement of our Level 3 financial instruments:

Fixed Maturities
(in thousands)
Fair value as of December 31, 2013	$2,292
Paydowns	(47)
Unrealized gains included in AOCI(1)(2)	(1)

Fair value as of March 31, 2014	$2,244

(1)
AOCI: Accumulated other comprehensive income.

(2)
Unrealized gains and losses represent changes in values of Level 3 financial instruments only for the periods in which the instruments are classified as Level 3.

6. ACCUMULATED OTHER COMPREHENSIVE INCOME

        The components of accumulated other comprehensive income are as follows (in thousands):

	Net Unrealized Gains (Losses) on Investments Available for Sale	Gross Unrealized OTTI	Long-Term Claim Reserve Adjustment	Accumulated Other Comprehensive Income
Three months ended March 31, 2014
Balance as of January 1, 2014	$13,909	$(1,107)	$(5,473)	$7,329
Other comprehensive income before reclassifications	5,595	(23)	(1,150)	4,422
Amounts reclassified from accumulated other comprehensive income	681	—	—	681

Net current-period other comprehensive income	4,914	(23)	(1,150)	3,741

Balance as of March 31, 2014	$18,823	$(1,130)	$(6,623)	$11,070

Three months ended March 31, 2013
Balance as of January 1, 2013	$39,934	$(3,010)	$(7,835)	$29,089
Other comprehensive income before reclassifications	(579)	855	(245)	31
Amounts reclassified from accumulated other comprehensive income	1,609	—	—	1,609

Net current-period other comprehensive loss	(2,188)	855	(245)	(1,578)

Balance as of March 31, 2013	$37,746	$(2,155)	$(8,080)	$27,511

        Table amounts are presented net of tax at a rate of 35%.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

7. STOCK-BASED COMPENSATION

        In April 2011, we established the Universal American Corp. 2011 Omnibus Equity Award Plan (the "2011 Equity Plan"). The 2011 Equity Plan is the sole active plan for providing equity compensation to eligible employees, directors and other third parties. We issue shares upon the exercise of options granted under the plan. Detailed information for activity in our stock-based incentive plan can be found in Note 19—Stock-Based Compensation in our Annual Report on Form 10-K for the year ended December 31, 2013.

        Compensation expense, included in other operating costs and expenses, and the related tax benefit were as follows:

	Three Months Ended March 31,
	2014	2013
	(in thousands)
Stock options	$1,131	$650
Restricted stock awards	1,409	800

Total stock-based compensation expense	2,540	1,450
Tax benefit recognized(1)	751	90

Stock-based compensation expense, net of tax	$1,789	$1,360

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

        We estimated the fair value for options granted during the period at the date of grant using a Black-Scholes option pricing model with the following range of assumptions:

For options granted in 2014
Weighted-average grant date fair value	$2.11 - $2.28
Risk free interest rates	1.11% - 1.31%
Dividend yields	0.00%
Expected volatility	39.25% - 39.49%
Expected lives of options (in years)	3.75

        We did not capitalize any cost of stock-based compensation. Future expense may vary based upon factors such as the number of awards granted by us and the then-current fair value of such awards.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

7. STOCK-BASED COMPENSATION (Continued)

        A summary of option activity for the three months ended March 31, 2014 is set forth below:

Options	Options (in thousands)	Weighted Average Exercise Price
Outstanding at January 1, 2014	5,692	$7.37
Granted	1,123	6.81
Exercised	(4)	6.73
Forfeited or expired	(343)	7.31

Outstanding at March 31, 2014	6,468	$7.28

        The total intrinsic value of stock options (the amount by which the market price of the stock on the date of exercise exceeded the exercise price of the option) exercised was less than $0.1 million during each of the three month periods ended March 31, 2014 and 2013.

        We received proceeds of less than $0.1 million from the exercise of stock options during each of the three month periods ended March 31, 2014 and 2013.

        As of March 31, 2014, the total compensation cost related to non-vested option awards not yet recognized was $11.0 million, which we expect to recognize over a weighted average period of 2.5 years.

  Restricted Stock Awards

        In accordance with our 2011 Equity Plan, we may grant restricted stock to employees, directors and other third parties. These awards generally vest ratably over a four-year period; however during the quarters ended March 31, 2014 and 2013 we paid a portion of the annual bonuses in the form of restricted stock. The 2014 award and 2013 award vest under certain circumstances on the one-year and two-year anniversary of the grant, respectively. We generally value restricted stock awards at an amount equal to the market price of our common stock on the date of grant. We recognize compensation expense for restricted stock awards on a straight line basis over the vesting period.

        A summary of non-vested restricted stock award activity for the three months ended March 31, 2014 is set forth below:

Non-Vested Restricted Stock	Shares (in thousands)	Weighted Average Grant-Date Fair Value
Non-vested at January 1, 2014	1,333	$9.54
Granted	1,302	6.80
Vested	(310)	10.13
Forfeited	(108)	8.88

Non-vested at March 31, 2014	2,217	$7.88

        The total fair value of shares of restricted stock vested during the three months ended March 31, 2014 was $2.2 million.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

7. STOCK-BASED COMPENSATION (Continued)

  Tax Benefits of Stock-Based Compensation

        ASC 718-10 requires us to report the benefits of tax deductions in excess of recognized compensation cost of equity awards as a financing cash flow. We recognized $0.4 million and $0.8 million of financing cash flows for these excess tax deductions for the three month periods ended March 31, 2014 and 2013, respectively.

8. COMMITMENTS AND CONTINGENCIES

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

        On October 22, 2013, we filed a lawsuit in the United States District Court for the District of Delaware against funds affiliated with the private equity firm GTCR ("GTCR"), David Katz, a former managing director of GTCR, and former senior management of APS Healthcare (Gregory Scott, Jerome Vaccaro and John McDonough, all such defendants, collectively, the "Defendants"). The lawsuit, which alleges securities fraud, multiple material breaches of contract and common law fraud, seeks substantial damages, including punitive damages. The lawsuit arises out of our acquisition of APS Healthcare from GTCR in March 2012. The Defendants have filed a motion to dismiss certain of our claims, including the fraud claims, and that motion is currently pending in the District Court.

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

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

8. COMMITMENTS AND CONTINGENCIES (Continued)

Failure to be in compliance can subject us to significant regulatory action including significant fines, penalties, cancellation of contracts with governmental agencies or operating restrictions on our business, including, without limitation, suspension of our ability to market to and enroll new members in our Medicare plans, termination of our contracts with CMS, exclusion from Medicare and other state and federal healthcare programs and inability to expand into new markets or add new products within existing markets.

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

9. BUSINESS SEGMENT INFORMATION

        As of March 31, 2014, our business segments are based on product and consist of

  •
  Senior Managed Care—Medicare Advantage and,

  •
  Traditional Insurance.

        Our remaining segment, Corporate & Other, reflects the activities of our holding company, along with start-up and operating costs associated with our ACO business, the operations of APS Healthcare, the operations of Total Care, acquired on December 1, 2013, and other ancillary operations.

        We report intersegment revenues and expenses on a gross basis in each of the operating segments but eliminate them in the consolidated results. These intersegment revenues and expenses affect the amounts reported on the individual financial statement line items, but we eliminate them in consolidation and they do not change income before taxes. The most significant items eliminated are intersegment revenue and expense relating to commissions earned by agency subsidiaries in our Corporate & Other segment from insurance subsidiaries in our Traditional segment and through 2013 for services provided by APS Healthcare to our Senior Managed Care—Medicare Advantage segment.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

9. BUSINESS SEGMENT INFORMATION (Continued)

        Financial data by segment, with a reconciliation of segment revenues and segment income (loss) before income taxes to total revenue and income from continuing operations before income taxes in accordance with U.S. GAAP is as follows:

	Three months ended March 31,
	2014		2013
	Revenues	Income(loss) before Income Taxes	Revenues	Income(loss) before Income Taxes
	(in thousands)
Senior Managed Care—Medicare Advantage	$359,775	$24,879	$430,028	$38,594
Traditional Insurance	54,001	(105)	61,675	2,346
Corporate & Other	98,630	(27,816)	72,605	(20,772)
Intersegment revenues	(787)	—	(3,520)	—
Adjustments to segment amounts:
Net realized gains on investments(1)	1,047	1,047	2,476	2,476

Total	$512,666	$(1,995)	$563,264	$22,644

(1)
We evaluate the results of operations of our segments based on income (loss) before realized gains and losses and income taxes. We believe that realized gains and losses are not indicative of overall operating trends.

10. OTHER DISCLOSURES

        Income Taxes:    For interim financial reporting, except in circumstances as described in the following paragraph we estimate our annual effective tax rate based on projected taxable income for the full year and record a quarterly tax provision based on that estimated annual effective tax rate.

        In situations where uncertainty surrounding possible future events or transactions precludes our ability to make a reliable estimate of pre-tax income for the full year, projected pre-tax income for the full year is close to break-even, or permanent differences are significant when compared to projected pre-tax income, our estimated annual effective tax rate may become volatile and could distort the income tax provision for an interim period. When this happens, we calculate our interim income tax provision using actual year-to-date financial results.

        As the year progresses, we refine our estimate of full year pre-tax income as new information becomes available, including actual year-to-date financial results. This continual estimation process could result in a change to our estimated annual effective tax rate, or cause us to change between use of an estimated annual effective tax rate and actual year-to-date financial results in calculating our year-to-date income tax provision. When this occurs, we adjust the income tax provision during the quarter in which the change occurs so that the year-to-date income tax provision reflects the current estimates and methodology used. In both cases, the tax effect of realized gains and losses as well as non-recurring tax items are reported in the interim period in which they occur. Significant judgment is required in determining our annual estimated effective tax rate and in evaluating our tax positions.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

10. OTHER DISCLOSURES (Continued)

        For the quarter ended March 31, 2014, we determined our current year income tax provision using actual year-to-date financial results for our domestic and foreign tax jurisdictions, as compared to the estimated annual effective tax rate method utilized in 2013. Our effective tax rate was (153.1%) for the first quarter of 2014 compared to 38.4% for the first quarter of 2013. The variance in the effective tax rate compared with the 35% federal rate was driven primarily by permanent items. For the quarter ended March 31, 2014, the tax effect of permanent items exceeded the tax effect of our loss from operations, resulting in income tax expense. Permanent items include the non-deductible ACA fee of $5.4 million in 2014. Other permanent items impacting both periods include non-deductible executive compensation and interest on the mandatorily redeemable preferred stock. State and foreign income taxes also contributed to the variance in the effective tax rate.

        Stock Repurchase Plan:    On August 1, 2013, our Board of Directors authorized the repurchase of up to $40 million of our outstanding common stock. Purchases may occur from time to time in the open market, in privately negotiated transactions, or otherwise as market conditions permit. No repurchases were made through March 31, 2014. However, on March 28, 2014, we entered into a definitive agreement to repurchase six million shares of our common stock directly from funds associated with Capital Z Partners Management, LLC at a price of $6.03 per share. This transaction is subject to customary closing conditions, including applicable regulatory approvals and is expected to close in May 2014. We will use cash on hand to fund the repurchase of these shares.

        Acquisition of Total Care:    On December 1, 2013, we completed our acquisition of the assets of the Total Care Medicaid managed care plan, known as Total Care. The purchase price for the acquisition was $6.2 million in cash, of which $3.3 million was paid at closing. An estimated $2.9 million of contingent consideration will be paid in the future based on membership and quality improvements of the health plan. At closing, the excess of the purchase price over the tangible assets acquired, totaling $5.8 million was allocated to amortizing intangible assets, including customer relationships, provider networks and trade names, with estimated lives of 8 years. The balance of $0.1 million was allocated to goodwill.

        During the quarter ended March 31, 2014, we made acquisition accounting adjustments to reflect a $0.1 million increase in our estimated fair value of the provider networks with a corresponding adjustment to eliminate goodwill. There have been no other adjustments to the fair value estimates made as of the acquisition date.

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

        As of March 31, 2014, all of our primary reinsurers, as well as the primary first party reinsurers of Pennsylvania Life's traditional business, were rated "A-" (Excellent) or better by A.M. Best with the

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

10. OTHER DISCLOSURES (Continued)

exception of one reinsurer. For that reinsurer, which is not rated, a trust containing assets at 106% of reserves was established at the inception of the reinsurance agreement. The trust agreement requires that on an ongoing basis the trust assets be maintained at a minimum level of 100% of reserves. The reserves amounted to approximately $132.2 million as of March 31, 2014.

        Restructuring Charges:    A summary of our restructuring liability balance as of March 31, 2014 follows:

	Segment	January 1, Balance	Charge to Earnings	Cash Paid	Non-cash	March 31, Balance
	(in thousands)
2014
Workforce reduction	Corporate & Other	$6,246	$187	$(1,719)	$—	$4,714
Facility consolidation	Traditional	222	—	—	(29)	193

Total		$6,468	$187	$(1,719)	$(29)	$4,907

        For further discussion of our restructuring initiatives, see Note 22—Other Operational Disclosures—Restructuring Charges in our Annual Report on Form 10-K for the year ended December 31, 2013.

        Principal and Interest Payments on Term Loan:    During the quarter ended March 31, 2014, we were not required to make any principal payments as all scheduled 2014 principal payments, totaling $14.3 million, were prepaid on November 4, 2013, in connection with the amendment of our credit facility. During the quarter ended March 31, 2014, we made interest payments totaling $0.7 million.

        During the quarter ended March 31, 2013, we made principal and interest payments totaling $3.6 million and $0.5 million, respectively.

        Unconsolidated Subsidiaries:    We account for our participation in the ACOs using the equity method. Gains and losses from our participation in the ACOs are reported as equity in losses of unconsolidated subsidiaries in the consolidated statements of operations. Our net investment in the ACOs is reported in other assets in the consolidated balance sheets. We recognized losses of $8.3 million from our ACO arrangements, in each of the quarters ended March 31, 2014 and 2013. For additional information on the ACOs, see Note 1—Organization and Company Background and Note 2—Basis of Presentation.

        Earnings Per Common Share Computation:    The calculation of the diluted loss per common share for the three months ended March 31, 2014 presented in the consolidated statements of operations excludes 0.2 million common stock equivalents from stock options and unvested restricted stock that are potentially dilutive because to include them would be antidilutive when reporting a net loss.

ITEM 2—MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

        The following discussion and analysis presents a review of our financial condition as of March 31, 2014 and our results of operations for the three months ended March 31, 2014 and 2013. As used in this quarterly report, except as otherwise indicated, references to the "Company," "Universal American," "we," "our," and "us" are to Universal American Corp., a Delaware corporation and its subsidiaries.

        You should read the following analysis of our consolidated results of operations and financial condition in conjunction with the consolidated financial statements and related consolidated footnotes included elsewhere in this quarterly report on Form 10-Q as well as the Consolidated Financial Statements and related consolidated footnotes and the Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2013. The following discussion contains forward-looking statements that involve risks, uncertainties and assumptions that could cause our actual results to differ materially from management's expectations. Factors that could cause such differences include those set forth or incorporated by reference in our Annual Report on Form 10-K for the year ended December 31, 2013 filed on March 13, 2014 under Part II, Item 1A—Risk Factors.

Overview

        Universal American, through our health insurance and managed care subsidiaries, primarily serves the growing Medicare population by providing Medicare Advantage products. Approximately 30% of the Medicare population in the United States is currently enrolled in Medicare Advantage plans; a type of Medicare health plan offered by private companies that contract with the federal government to provide enrollees with health insurance. Our current focus is to grow our Medicare Advantage business in our core markets, which largely consists of our health plans offered in the Southwest and Upstate New York markets. In addition, we believe there is an opportunity to address the high cost of health care for the remaining 70% of the Medicare population enrolled in traditional fee-for-service Medicare and have joined primarily with primary-care and multi-specialty provider groups to form thirty-four Accountable Care Organizations, or ACOs, pursuant to the Medicare Shared Saving Program, or Shared Savings Program. We also provide Medicaid services to Medicaid agencies through APS Healthcare and recently acquired the Total Care Medicaid health plan serving approximately 39,600 members in Upstate New York.

Recent Developments

        Stock repurchase—On March 28, 2014, we entered into a definitive agreement to repurchase six million shares of our voting common stock directly from funds associated with Capital Z Partners Management, LLC at a price of $6.03 per share. This transaction is subject to customary closing conditions, including applicable regulatory approvals and is expected to close in May 2014. We will use cash on hand to fund the repurchase of these shares.

        Non-deductible health insurance industry fee ("ACA Fee")—Beginning in 2014, the new healthcare reform legislation imposes an annual aggregate health insurance industry fee of $8.0 billion (with increasing annual amounts thereafter) on certain health insurance premiums, including Medicare Advantage premiums, that is not deductible for income tax purposes. As a result, our effective income tax rate will increase in 2014 and future years. Our share of the new fee is based on our pro rata percentage of eligible or included premiums written during the preceding calendar year compared to the industry as a whole, calculated annually. This fee will first be expensed and paid in 2014 and will affect the profitability of our Medicare Advantage business and could have a material adverse effect on our results of operations.

        We have estimated that the fee to be paid in 2014, based on 2013 net written premiums, will be approximately $21.7 million. In January 2014, as required under generally accepted accounting principles, we accrued this amount in other liabilities in our consolidated balance sheets, with an offsetting deferred cost asset recorded in other assets. The asset is being amortized ratably over 2014 and is reported on a separate line in our consolidated statements of operations. For the quarter ended March 31, 2014, we amortized $5.4 million. For statutory reporting purposes, the fee was expensed on January 1, 2014, rather than amortized to expense over the year. The ACA fee will be factored in when calculating the stipulated minimum MLR.

Membership

        The following table presents our membership in Medicare Advantage products:

	March 31, 2014	December 31, 2013(1)
	(in thousands)
Membership
Southwest HMO	67.8	61.0
Other Core Networks(2)	30.4	31.4

Core Markets	98.2	92.4
Non-Core Network	21.8	24.3
Rural	2.1	2.9

Total Membership	122.1	119.6

(1)
Excludes 13,200 members in areas subject to 2014 Service Area Reductions. This includes 10,700 rural members whose plans were not renewed for 2014.

(2)
Excludes approximately 10,500 members at March 31, 2014 and 11,700 members at December 31, 2013. These members have been reclassified as Non-Core Network.

Results of Operations—Consolidated Overview

        The following table reflects income (loss) before taxes from each of our segments and contains reconciliations to reported net income:

	Three months ended March 31,
	2014	2013
	(in thousands, except per share amounts)
Senior Managed Care—Medicare Advantage(1)	$24,879	$38,594
Traditional Insurance(1)	(105)	2,346
Corporate & Other(1)	(27,816)	(20,772)
Net realized gains on investments(1)	1,047	2,476

(Loss) income before income taxes(1)	(1,995)	22,644
Provision for income taxes	3,055	8,686

Net (loss) income	$(5,050)	$13,958

(Loss) earnings per common share (diluted):
Net (loss) income	$(0.06)	$0.16

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

  Three months ended March 31, 2014 and 2013

        Net loss for the three months ended March 31, 2014 was $5.1 million, or ($0.06) per diluted share, compared to net income of $14.0 million, or $0.16 per diluted share, for the three months ended March 31, 2013. These amounts include realized investment gains, net of taxes, of $0.7 million, or $0.01 per diluted share, and $1.6 million, or $0.02 per diluted share for the first quarter of 2014 and 2013, respectively.

        For the quarter ended March 31, 2014, we determined our current year income tax provision using actual year-to-date financial results for our domestic and foreign tax jurisdictions, as compared to the estimated annual effective tax rate method utilized in 2013. Our effective tax rate was (153.1%) for the first quarter of 2014 compared to 38.4% for the first quarter of 2013. The variance in the effective tax rate compared with the 35% federal rate was driven primarily by permanent items. For the quarter ended March 31, 2014, the tax effect of permanent items exceeded the tax effect of our loss from operations, resulting in income tax expense. Permanent items include the non-deductible ACA fee of $5.4 million in 2014. Other permanent items impacting both periods include non-deductible executive compensation and interest on the mandatorily redeemable preferred stock. State and foreign income taxes also contributed to the variance in the effective tax rate.

        Our Senior Managed Care—Medicare Advantage segment generated income before income taxes of $24.9 million for the quarter ended March 31, 2014, a decrease of $13.7 million compared to the quarter ended March 31, 2013. The decrease in earnings was driven by a decline in membership and lower premium yield per member partially offset by an increase in the impact of favorable prior period items which resulted in a slightly improved medical benefit ratio. For the quarter ended March 31, 2014, there was $21.2 million of net favorable prior year items compared to $17.8 million for the quarter ended March 31, 2013. The quarter ended March 31, 2014, included $5.4 million of expense related to the new ACA fee.

        Our Traditional Insurance segment generated a loss before taxes of $0.1 million for 2014, a decrease of $2.5 million compared to 2013. The decrease in earnings is driven by an increase in losses on our Specialty Health lines, the reduction of business in-force as well as higher operating expenses, primarily consulting and outside services.

        The loss before income taxes from our Corporate & Other segment increased by $7.0 million for the three months ended March 31, 2014 compared to the same period in 2013. This was due primarily to a $4.3 million increase in total ACO costs in 2014, an increase in business development costs, and lower profitability of our APS Healthcare business, partially offset by the earnings from Total Care which was acquired in December 2013.

Segment Results—Senior Managed Care—Medicare Advantage

	Three months ended March 31,
	2014	2013
	(in thousands)
Net premiums	$355,862	$424,643
Net investment income	3,871	5,341
Fee and other income	42	44

Total revenue	359,775	430,028

Medical expenses	290,008	346,994
ACA fee	5,385	—
Commissions and general expenses	39,503	44,440

Total benefits, claims and other deductions	334,896	391,434

Segment income before income taxes	$24,879	$38,594

        Our Senior Managed Care—Medicare Advantage segment includes the operations of our Medicare coordinated care HMO, PPO, network-based PFFS and non-network (Rural) PFFS Plans (collectively, the "Plans"), which provides coverage to Medicare beneficiaries in 24 states. Our HMOs offer coverage to Medicare beneficiaries primarily in Southeastern Texas, the area surrounding Dallas/Ft. Worth and 16 counties in Oklahoma.

  Three months ended March 31, 2014 and 2013

        Our Senior Managed Care—Medicare Advantage segment generated income before income taxes of $24.9 million for the quarter ended March 31, 2014, a decrease of $13.7 million compared to the quarter ended March 31, 2013. The decrease in earnings was driven by a decline in membership and lower premium yield per member partially offset by an increase in the impact of favorable prior period items, which resulted in a slightly improved medical benefit ratio. For the quarter ended March 31, 2014, there was $21.2 million of net favorable prior year items compared to $17.8 million for the quarter ended March 31, 2013. The quarter ended March 31, 2014, included $5.4 million of expense related to the new ACA fee.

        Net premiums.    Net premiums for the Senior Managed Care—Medicare Advantage segment decreased by $68.8 million compared to the quarter ended March 31, 2013 primarily due to lower membership levels and lower premium yield per member as well as lower prior period items. In 2014, net premiums included $7.2 million of favorable prior period items compared to $26.7 million of favorable prior period items in the quarter ended March 31, 2013.

        Net investment and other income.    Net investment and other income decreased $1.5 million for the quarter ended March 31, 2014 compared to the same period in 2013 primarily due to lower invested asset levels resulting from the payment of dividends to the parent in 2013 as well as the maturity of higher yielding assets with the proceeds being reinvested in lower yielding securities in this low interest rate environment.

        Medical expenses.    Medical expenses decreased by $57.0 million for the quarter ended March 31, 2014 compared to the quarter ended March 31, 2013. The decrease was driven by lower membership and lower claims cost per member as well as favorable prior period items, decreasing the medical benefit ratio to 81.5% from 81.7%, respectively. During 2014, medical expenses included $14.0 million of net favorable items related to prior periods, compared to $8.9 million of net unfavorable items related to prior periods in the quarter ended March 31, 2013. Medical expenses also include $7.4 million and $6.0 million of quality improvement initiative costs for the quarters ended March 31, 2014 and 2013, respectively, reported here for the first time, in connection with the reporting of minimum medical loss ratios under the Affordable Care Act. These costs were previously reported in commissions and general expenses. Adjusting for the prior year items discussed above, for the quarter ended March 31, 2014, our medical benefit ratio was 87.2%, which includes 213 basis points of quality improvement initiative costs.

        ACA fee.    The ACA fee for the three months ended March 31, 2014 amounted to $5.4 million, or 1.5% of net premiums.

        Commissions and general expenses.    Commissions and general expenses for the quarter ended March 31, 2014 decreased $4.9 million compared to the quarter ended March 31, 2013, primarily due to cost reduction initiatives and lower membership. Our administrative expense ratio, excluding the $5.4 million ACA fee and quality initiative expenses, was 11.1% for the quarter ended March 31, 2014 compared to 10.5% for the same period in 2013. Commissions and general expenses for the quarter ended March 31, 2013, were restated to exclude $6.0 million of quality initiative expenses, which have been reclassified to medical expenses to be consistent with 2014 classification, as discussed above.

Segment Results—Traditional Insurance

	Three months ended March 31,
	2014	2013
	(in thousands)
Net premiums	$49,400	$56,763
Net investment income	4,126	4,521
Fee and other income	475	391

Total revenue	54,001	61,675

Policyholder benefits	38,619	43,999
Change in deferred policy acquisition costs	3,021	3,846
Commissions and general expenses, net of allowances	12,466	11,484

Total benefits, claims and other deductions	54,106	59,329

Segment (loss) income before income taxes	$(105)	$2,346

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

  Three months ended March 31, 2014 and 2013

        Our Traditional Insurance segment generated a loss before taxes of $0.1 million for 2014, a decrease of $2.5 million compared to 2013. The decrease in earnings is driven by an increase in losses on our Specialty Health lines, the reduction of business in-force as well as higher operating expenses, primarily consulting and outside services.

        Net premiums.    Net premium declined by $7.4 million, or 13.0%. This is primarily the result of the continued effect of lapsation across all lines of business. The following table details premium for the segment by major lines of business:

	Three months ended March 31,
	2014			2013
	Gross	Ceded	Net	Gross	Ceded	Net
	(in thousands)
Senior market	$46,133	$(9,915)	$36,218	$53,380	$(11,555)	$41,825
Specialty health	11,516	(1,665)	9,851	12,824	(1,610)	11,214
Life insurance and annuity	11,489	(8,158)	3,331	12,351	(8,627)	3,724

Total premium	$69,138	$(19,738)	$49,400	$78,555	$(21,792)	$56,763

        Net investment income.    Net investment income decreased by $0.4 million, primarily due to the maturity of higher yielding assets with the proceeds being reinvested in lower yielding securities in this low interest rate environment, as well as a lower invested asset base due to the payment of dividends in 2013 and the declining blocks of business.

        Policyholder benefits.    Policyholder benefits incurred declined by $5.4 million, or 12.2%, compared to 2013. This decline was principally due to the overall decline of insurance in-force in the Senior Market and Specialty Health lines of business and a lower medical trend on Medicare supplement partially offset by higher benefit ratio on Specialty. The Specialty Health lines experienced a lower than normal claim incidence in 2013. For 2014, the policyholder benefit ratio for senior market health was 70.5% compared with 75.0% in 2013, and for specialty health was 109.3% in 2014, compared with 89.6% in 2013.

        Change in deferred acquisition costs.    The change in deferred acquisition costs decreased $0.8 million compared to 2013. This was primarily caused by lower amortization in 2014 due to a lower termination rate on Medicare supplement and the overall lower deferred acquisition cost asset resulting from the continued runoff of the block.

        Commissions and general expenses, net of allowances.    Commissions and general expenses, net of allowances, increased by $1.0 million from 2013. This increase is primarily attributed to an increase in consulting and outside services cost partially offset by lower costs required to run a smaller book of business in-force.

Segment Results—Corporate & Other

	Three months ended March 31,
	2014	2013
	(in thousands)
Net premiums	$76,393	$39,828
Net investment income	224	24
Fee and other income	22,013	32,753

Total revenue	98,630	72,605

Claims and other benefits	67,100	31,972
Amortization of intangible assets	483	1,376
Interest expense	1,744	1,590
ACA fee	43	—
Commissions and general expenses	48,754	50,151

Total benefits, claims and other deductions	118,124	85,089
Equity in losses of unconsolidated subsidiaries	(8,322)	(8,288)

Segment loss before income taxes	$(27,816)	$(20,772)

        Corporate & Other reflects the activities of our holding company, along with start-up and operating costs associated with our ACO business, the operations of APS Healthcare, the operations of Total Care, acquired on December 1, 2013, and other ancillary operations.

  Three months ended March 31, 2014 and 2013

        The loss before income taxes from our Corporate & Other segment increased by $7.0 million for the three months ended March 31, 2014 compared to the same period in 2013. This was due primarily to a $4.3 million increase in total ACO costs in 2014, an increase in business development costs, and lower profitability of our APS Healthcare business, partially offset by the earnings from Total Care, which was acquired in December 2013. The following table details the loss before income taxes for our corporate segment:

	Three months ended March 31,
	2014	2013
	(in thousands)
APS Healthcare	$(2,318)	$(1,657)
Total Care	899	—
ACOs	(13,099)	(8,795)
Corporate	(13,298)	(10,320)

Total segment loss before income taxes	$(27,816)	$(20,772)

        Net premiums.    Net premiums increased by $36.6 million for the three months ended March 31, 2014 compared to the same period in 2013 primarily due to 2014 including three months of Total Care revenue. Total Care was acquired on December 1, 2013. This was slightly offset by a decrease in APS Healthcare premiums. The following table details net premiums for our corporate segment:

	Three months ended March 31,
	2014	2013
	(in thousands)
APS Healthcare	$36,921	$39,828
Total Care	39,231	—
Corporate	241	—

Total net premiums	$76,393	$39,828

        Net investment income.    Net investment income increased by $0.2 million for the three months ended March 31, 2014 compared to the same period in 2013, primarily due to the transfer of higher yielding long-term bonds at the end of 2013 for subsidiary dividends held into the first quarter of 2014 compared to Q1 2013, which was invested in exclusively lower yielding short term investments.

        Fee and other income.    Fee and other income decreased by $10.7 million for the three months ended March 31, 2014 compared to the same period in 2013 primarily due to lower levels of fee for service business at APS Healthcare. The following table details fee and other income in our corporate segment:

	Three months ended March 31,
	2014	2013
	(in thousands)
APS Healthcare	$20,785	$30,720
Corporate	1,228	2,033

	$22,013	$32,753

        Claims and other benefits.    Claims and other benefits increased by $35.1 million for the three months ended March 31, 2014 the same period in 2013, primarily related to three months of Total Care benefits and an increase in benefits at APS Healthcare related to higher utilization levels and drug costs in our APS Puerto Rico business. The following table details claims and other benefits for our corporate segment:

	Three months ended March 31,
	2014	2013
	(in thousands)
APS Healthcare	$33,230	$31,972
Total Care	33,687	—
Corporate	183	—

Total claims and other benefits	$67,100	$31,972

        Amortization of intangible assets.    This represents the amortization of APS Healthcare and Total Care intangible assets. The decrease is primarily due to prior year write-offs of APS Healthcare intangible assets, resulting in a lower asset balance being amortized.

        Interest expense.    This represents interest related to the credit facility entered into in connection with our acquisition of APS Healthcare on March 2, 2012 and dividends on the Mandatorily Redeemable Preferred Shares, which were issued on April 29, 2011.

        Commissions and general expenses.    Total commissions and general expenses decreased by $1.4 million for the three months ended March 31, 2014 compared to the same period in 2013. This was driven by a $12.3 million decrease at APS Healthcare primarily related to expense reduction initiatives and lower levels of business. The decrease was offset by an increase in operating expenses of our CHS subsidiary of $4.3 million as described below and an increase in general corporate expenses of $2.2 million primarily related to business development activities. 2014 also included three months of Total Care operating expenses amounting to $4.4 million. The following table details commissions and general expenses for our corporate segment:

	Three months ended March 31,
	2014	2013
	(in thousands)
APS Healthcare	$26,527	$38,875
Total Care	4,392	—
ACOs	4,776	507
Corporate	13,059	10,769

Total commissions and general expenses	$48,754	$50,151

        Equity in losses of unconsolidated subsidiaries.    This line represents our share of losses on our unconsolidated ACO subsidiaries. Including the ACO operating expenses of our CHS subsidiary reported in commissions and general expenses above, total ACO costs were $13.1 million for the three months ended March 31, 2014 compared with $8.8 million for the three months ended March 31, 2013 and represent the start-up and operating costs of our ACO business. The increase of $4.3 million is driven by increased operating costs, as there were thirty-four ACO entities in operation at March 31, 2014 compared to thirty-one at March 31, 2013. We did not recognize any ACO revenue for the quarter ended March 31, 2014. We expect that any revenue for the initial program periods ending December 31, 2013 will be reported in the third quarter of 2014. Based on the ACO operating agreements, we bear all costs of the ACO operations until revenue is recognized. At that point, we share in 100% of the revenue up to our costs incurred. Any remaining profit is generally shared equally with our ACO provider partners.

  Liquidity and Capital Resources

        Sources and Uses of Liquidity to the Parent Company, Universal American Corp.    We require cash at our parent company to support the operations and growth of our HMO, insurance and other subsidiaries, fund new business opportunities through acquisitions or otherwise and pay the operating expenses necessary to function as a holding company, as applicable insurance department regulations require us to bear our own expenses.

        The parent company's sources and uses of liquidity are derived primarily from the following:

  •
  dividends from and capital contributions to our Insurance and HMO subsidiaries—Based on current estimates, we expect the aggregate amount of dividends that may be paid to our parent company in 2014 without prior approval by state regulatory authorities is approximately $57 million.

  •
  loans from our Insurance subsidiaries to support investments in our ACO business—During 2013, our Insurance subsidiaries loaned $22 million to our parent company.

  •
  the cash flows of our other subsidiaries, including our management service organization—Net cash flows from our management service organization available to our parent company amounted to approximately $0.8 million during the three months ended March 31, 2014.

  •
  the cash flows of our ACO business and other growth initiatives—For the three months ended March 31, 2014, we incurred expenses of approximately $13.1 million, pre-tax, related to our ACO business, including our equity in the losses of our unconsolidated ACOs and have recognized no revenues to date. We expect to recognize ACO revenue in the third quarter of 2014.

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

  •
  repurchase of our common stock under our stock repurchase plan—On August 1, 2013, our Board of Directors authorized the repurchase of up to $40 million of our outstanding common stock. Purchases may occur from time to time in the open market, in privately negotiated transactions, or otherwise as market conditions permit. No repurchases were made through March 31, 2014. However, on March 28, 2014, we entered into a definitive agreement to repurchase six million shares of our voting common stock directly from funds associated with Capital Z Partners Management, LLC at a price of $6.03 per share. This transaction is subject to customary closing conditions, including applicable regulatory approvals. We will use cash on hand to fund the repurchase of these shares.

  •
  payment of dividends to holders of our mandatorily redeemable preferred shares—Dividends to holders of our mandatorily redeemable preferred shares amount to $3.4 million per year and we have paid $0.8 million during the three months ended March 31, 2014. The $40 million face value of those shares cannot be redeemed prior to 2017, unless there is a change of control of the Company.

  •
  payment of debt principal, interest and fees required under our 2012 Credit Facility—During the three months ended March 31, 2014, we made interest payments totaling $0.7 million and other fee payments totaling $0.2 million. We were not required to make any principal payments as all scheduled 2014 principal payments, totaling $14.3 million, were prepaid in 2013, in connection with the amendment of our credit facility on November 4, 2013. There is a bullet payment of $74.9 million due in 2017.

  •
  payment of certain corporate overhead costs and public company expenses—Payments of certain corporate overhead costs and public company expenses amounted to $7.8 million for the three months ended March 31, 2014.

        As of March 31, 2014, we had approximately $79 million of cash and investments in our parent company and unregulated subsidiaries.

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

        At March 31, 2014, we held cash and invested assets of approximately $910 million at our insurance and HMO subsidiaries that could readily be converted to cash. We believe that this level of liquidity is sufficient to meet our obligations and pay expenses.

        We did not make any capital contributions to and did not declare or pay dividends from our insurance and HMO subsidiaries during the first quarter of 2014. Based on statutory capital and surplus levels at December 31, 2013, the aggregate amount of dividends that may be paid to our parent company during the remainder of 2014 without prior approval by state regulatory authorities is approximately $57 million.

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

        Investments.    We invest primarily in fixed maturity securities of the U.S. Government and its agencies, U.S. state and local governments, mortgage-backed securities and corporate fixed maturity securities with investment grade ratings of BBB- or higher by S&P or Baa3 or higher by Moody's Investor Service. As of March 31, 2014, approximately 99% of our fixed maturity investments had investment grade ratings from S&P or Moody's.

        At March 31, 2014, cash and cash equivalents represent approximately 11% of our total cash and invested assets, approximately 25% of cash and invested assets were held in securities backed by the U.S. government or its agencies and the average credit quality of our total investment portfolio was AA-.

        The average book yield of our total investment portfolio was 3.1% and 3.3% at March 31, 2014 and December 31, 2013, respectively.

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

        On November 4, 2013, we entered into an amendment to our 2012 Credit Facility. The amendment, which is effective beginning with the quarter ending September 30, 2013, suspends certain financial covenants, including the consolidated leverage and debt service ratios, replacing them with total debt to capitalization and minimum liquidity ratios. These new financial covenants will remain in effect through December 31, 2014. Effective January 1, 2015, the original financial covenants will be reinstated. In connection with the amendment, we prepaid all scheduled 2013 and 2014 principal payments, including the final 2013 payment due December 31, 2013 of $3.6 million and all 2014 scheduled payments totaling $14.3 million. We also paid fees and expenses of approximately $0.5 million in 2013. We are required to ratably apply any future prepayments through the remaining scheduled repayments.

        As of March 31, 2014, we were in compliance with all financial covenants, as amended.

        Our obligations under the Credit Agreement are secured by a first priority security interest in 100% of the capital stock of our material subsidiaries and are also guaranteed by certain of our subsidiaries.

        The 2012 Credit Facility bears interest at rates equal to, at our election, LIBOR or the base rate, plus an applicable margin that varies based on our consolidated leverage ratio from 1.75% to 2.50%, in the case of LIBOR loans, and from 0.75% to 1.50% in the case of base rate loans. Effective March 31, 2014, the interest rate on the term loan portion of the 2012 Credit Facility was 2.73%, based on a spread of 2.50% above LIBOR.

        We are required to pay a commitment fee on unused availability under the Revolving Facility that varies based on our consolidated leverage ratio, from 0.40% to 0.50% per year. As of the date of this report, we had not drawn on the Revolving Facility.

        For additional information on Liquidity and Capital Resources, please refer to our Annual Report on Form 10-K for the year ended December 31, 2013, filed by Universal American on March 13, 2014.

  Critical Accounting Policies

        There have been no changes to our critical accounting policies during the current quarter ended March 31, 2014. For a description of our significant accounting policies, see Note 3—Summary of

Significant Accounting Policies included in our Annual Report on Form 10-K for the year ended December 31, 2013.

Policy and Contract Claims—Accident and Health Policies

        The following table presents the components of the change in our liability for policy and contract claims—health:

Three months ended March 31, 2014
(in thousands)
Balance at beginning of period	$166,545
Less reinsurance recoverable	(5,694)

Net balance at beginning of period	160,851

Incurred related to:
Current year	402,994
Prior year development	(8,280)

Total incurred	394,714

Paid related to:
Current year	290,705
Prior year	110,112

Total paid	400,817

Net balance at end of period	154,748
Plus reinsurance recoverable	5,380

Balance at end of period	$160,128

        The liability for policy and contract claims—health at March 31, 2014 decreased by $6.4 million from December 31, 2013. The decrease in the liability was primarily attributable to the decrease in IBNR for our Medicare Advantage business.

        The prior year development incurred in the table above represents (favorable) or unfavorable adjustments as a result of prior year claim estimates being settled or currently expected to be settled, for amounts that are different than originally anticipated. This prior year development occurs due to differences between the actual medical utilization and other components of medical cost trends, and actual claim processing and payment patterns compared to the assumptions for claims trend and completion factors used to estimate our claim liabilities.

        During the three months ended March 31, 2014, claim reserves settled, or are currently expected to be settled, for $8.3 million less than estimated at December 31, 2013. Prior period development represents less than 0.5% of the incurred claims recorded in 2013.

Sensitivity Analysis

        The following table illustrates the sensitivity of our accident and health IBNR payable at March 31, 2014 to identified reasonably possible changes to the estimated weighted average completion factors and health care cost trend rates. However, it is possible that the actual completion factors and health care cost trend rates will develop differently from our historical patterns and therefore could be outside of the ranges illustrated below.

Completion Factor(1):		Claims Trend Factor(2):
(Decrease) Increase in Factor	Increase (Decrease) in Net Health IBNR	(Decrease) Increase in Factor	(Decrease) Increase in Net Health IBNR
($ in thousands)
-3%	$379	-3%	$(5,735)
-2%	253	-2%	(3,823)
-1%	126	-1%	(1,912)
1%	(126)	1%	1,912
2%	(253)	2%	3,823
3%	(379)	3%	5,735

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

        The sensitivity analysis of interest rate risk assumes an instantaneous shift in a parallel fashion across the yield curve, with scenarios of interest rates increasing and decreasing 100 and 200 basis points from their levels as of March 31, 2014, and with all other variables held constant. The following table summarizes the impact of the assumed changes in market interest rates at March 31, 2014. Due to the current low interest rate environment, when estimating the effect of market interest rate decreases on fair value we have set an interest rate floor of 0% and have not allowed interest rates to go negative.

March 31, 2014	Effect of Change in Market Interest Rates on Fair Value of Fixed Income Portfolio as of March 31, 2014
Fair Value of Fixed Income Portfolio	200 Basis Point Decrease	100 Basis Point Decrease	100 Basis Point Increase	200 Basis Point Increase
(in millions)
$876.1	$54.6	$32.2	$(35.2)	$(69.5)

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

        The sensitivity analysis of interest rate risk assumes scenarios involving increases or decreases in LIBOR of 100 and 200 basis points from their levels as of and for the three months ended March 31, 2014, and with all other variables held constant. The following table summarizes the impact of changes in LIBOR. Due to the current low interest rate environment, when estimating the effect of LIBOR decreases on pre-tax income, we have set an interest rate floor of 0% and have not allowed LIBOR to go negative.

			Effect of Change in LIBOR on Pre-tax Income for the quarter ended March 31, 2014
		Weighted Average Balance Outstanding
Description of Floating Rate Debt	Weighted Average Interest Rate		200 Basis Point Decrease(1)	100 Basis Point Decrease(1)	100 Basis Point Increase	200 Basis Point Increase
		(in millions)
Loan payable	2.69%	$103.4	$—	$—	$(0.3)	$(0.5)

(1)
The LIBOR rate from January to March on our Loan payable was approximately 19 basis points and, for the purposes of this illustration, decreases in monthly rates over this period have been limited to this rate.

        We have floating rate debt outstanding of $103.4 million as of March 31, 2014, which is exposed to rising interest rates. In addition, we had approximately $110.9 million of cash and cash equivalents as of March 31, 2014. Our exposure to rising interest costs on our debt would be partially mitigated by the increase in net investment income on our cash and cash equivalents.

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

  Evaluation of Effectiveness of Controls

        We carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2014. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2014, at a reasonable assurance level, to timely alert management to material information required to be included in our periodic filings with the Securities and Exchange Commission.

  Changes in Internal Control over Financial Reporting

        There were no changes in our internal controls over financial reporting during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

 PART II

ITEM 1—LEGAL PROCEEDINGS

        For information relating to litigation affecting us, see Note 8—Commitments and Contingencies in Part I—Item 1 of this report, which is incorporated into this Part II—Item 1—Legal Proceedings by reference.

ITEM 1A—RISK FACTORS

        There have been no material changes to the risk factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, filed with the SEC on March 13, 2014.

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

UNIVERSAL AMERICAN CORP.
May 6, 2014	/s/ RICHARD A. BARASCH Richard A. Barasch Chief Executive Officer
May 6, 2014	/s/ ROBERT A. WAEGELEIN Robert A. Waegelein President and Chief Financial Officer (Principal Accounting Officer)