Form 10-Q
period 2014-06-30
UNIVERSAL AMERICAN CORP.
filed 2014-07-29
CIK 1514128

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
OR
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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

         Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Class of Common Stock	Outstanding at July 24, 2014
Non-voting, par value $0.01 per share	3,300,000 shares
Voting, par value $0.01 per share	80,462,237 shares

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

PART I

ITEM 1—FINANCIAL STATEMENTS

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	June 30, 2014	December 31, 2013
	Unaudited
ASSETS
Investments:
Fixed maturities available for sale, at fair value (amortized cost: 2014, $833,427; 2013, $913,453)	$868,086	$933,398
Other invested assets	27,590	22,575

Total investments	895,676	955,973
Cash and cash equivalents	57,740	69,574
Accrued investment income	6,597	7,056
Deferred policy acquisition costs	85,607	90,136
Reinsurance recoverables—life	510,658	520,243
Reinsurance recoverables—health	139,013	142,749
Due and unpaid premiums	121,197	59,383
Present value of future profits and other amortizing intangible assets	17,829	20,331
Goodwill and other indefinite lived intangible assets	77,459	77,526
Deferred income tax asset	—	2,762
Income taxes receivable	44,709	45,392
Other assets	128,542	110,541

Total assets	$2,085,027	$2,101,666

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Reserves and other policy liabilities—life	$525,035	$532,077
Reserves for future policy benefits—health	459,303	462,832
Policy and contract claims—health	160,890	166,545
Premiums received in advance	8,750	8,632
Series A mandatorily redeemable preferred shares	40,000	40,000
Loan payable	103,447	103,447
Amounts due to reinsurers	8,191	7,690
Deferred income taxes payable	2,143	—
Other liabilities	147,300	115,544

Total liabilities	1,455,059	1,436,767

STOCKHOLDERS' EQUITY
Preferred stock (Authorized: 40 million shares)	—	—
Common stock—voting (Authorized: 400 million shares; issued and outstanding: 2014, 80.5 million shares; 2013, 85.5 million shares)	805	855
Common stock—non-voting (Authorized: 60 million shares; issued and outstanding: 3.3 million shares)	33	33
Additional paid-in capital	665,223	693,329
Accumulated other comprehensive income	15,350	7,329
Retained deficit	(51,443)	(36,647)

Total stockholders' equity	629,968	664,899

Total liabilities and stockholders' equity	$2,085,027	$2,101,666

See Notes to unaudited Consolidated Financial Statements.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share amounts)

	For the three months ended June 30,
	2014	2013
Revenues:
Net premium and policyholder fees earned	$488,538	$484,284
Net investment income	7,810	9,511
Fee and other income	22,573	30,100
Net realized gains on investments	455	10,081

Total revenues	519,376	533,976

Benefits, claims and expenses:
Claims and other benefits	415,699	426,135
Change in deferred policy acquisition costs	1,508	2,195
Amortization of intangible assets	1,253	2,171
Commissions	7,220	8,843
Reinsurance commissions and expense allowances	1,457	1,678
Interest expense	1,560	1,668
Asset impairment charges	—	91,742
Affordable Care Act fee	6,233	—
Other operating costs and expenses	86,220	84,735

Total benefits, claims and expenses	521,150	619,167

Loss before equity in losses of unconsolidated subsidiaries	(1,774)	(85,191)
Equity in losses of unconsolidated subsidiaries	(7,285)	(8,915)

Loss before income taxes	(9,059)	(94,106)
Provision for (benefit from) income taxes	749	(2,290)

Net loss	$(9,808)	$(91,816)

Loss per common share:
Basic	$(0.12)	$(1.05)

Diluted	$(0.12)	$(1.05)

Weighted average shares outstanding:
Basic weighted average shares outstanding	84,503	87,436
Effect of dilutive securities	—	—

Diluted weighted average shares outstanding	84,503	87,436

See Notes to unaudited Consolidated Financial Statements.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share amounts)

	For the six months ended June 30,
	2014	2013
Revenues:
Net premium and policyholder fees earned	$970,192	$1,005,519
Net investment income	15,832	19,396
Fee and other income	44,516	59,768
Net realized gains on investments	1,502	12,557

Total revenues	1,032,042	1,097,240

Benefits, claims and expenses:
Claims and other benefits	812,470	849,101
Change in deferred policy acquisition costs	4,529	6,041
Amortization of intangible assets	2,568	4,459
Commissions	14,500	18,327
Reinsurance commissions and expense allowances	3,399	3,032
Interest expense	3,102	3,256
Asset impairment charges	—	91,742
Affordable Care Act fee	11,661	—
Other operating costs and expenses	175,260	175,541

Total benefits, claims and expenses	1,027,489	1,151,499

Income (loss) before equity in losses of unconsolidated subsidiaries	4,553	(54,259)
Equity in losses of unconsolidated subsidiaries	(15,607)	(17,203)

Loss before income taxes	(11,054)	(71,462)
Provision for income taxes	3,804	6,396

Net loss	$(14,858)	$(77,858)

Loss per common share:
Basic	$(0.17)	$(0.89)

Diluted	$(0.17)	$(0.89)

Weighted average shares outstanding:
Basic weighted average shares outstanding	86,011	87,343
Effect of dilutive securities	—	—

Diluted weighted average shares outstanding	86,011	87,343

See Notes to unaudited Consolidated Financial Statements.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

(in thousands)

	For the three months ended June 30,		For the six months ended June 30,
	2014	2013	2014	2013
Comprehensive loss:
Net loss	$(9,808)	$(91,816)	$(14,858)	$(77,858)
Other comprehensive income (loss), net of income taxes:
Unrealized gain (loss) on investments	5,489	(13,827)	11,061	(13,551)
Less: reclassification adjustment for gains included in net income	(295)	(6,553)	(976)	(8,162)

Change in net unrealized gain (loss) on securities available for sale	5,194	(20,380)	10,085	(21,713)
Change in long-term claim reserve adjustment	(914)	2,255	(2,064)	2,010

Total other comprehensive income (loss), net of income taxes	4,280	(18,125)	8,021	(19,703)

Comprehensive loss	$(5,528)	$(109,941)	$(6,837)	$(97,561)

See Notes to unaudited Consolidated Financial Statements.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Unaudited)

(in thousands)

	Common Stock			Accumulated Other Comprehensive Income
			Additional Paid-in Capital		Retained Earnings (Deficit)
	Voting	Non-Voting				Total
2013
Balance at January 1, 2013	$850	$33	$827,298	$29,089	$155,227	$1,012,497
Net loss	—	—	—	—	(77,858)	(77,858)
Other comprehensive loss	—	—	—	(19,703)	—	(19,703)
Net issuance of common stock	5	—	4,204	—	—	4,209
Stock-based compensation	—	—	1,919	—	—	1,919
Dividends to stockholders	—	—	—	—	468	468

Balance at June 30, 2013	$855	$33	$833,421	$9,386	$77,837	$921,532

2014
Balance at January 1, 2014	$855	$33	$693,329	$7,329	$(36,647)	$664,899
Net loss	—	—	—	—	(14,858)	(14,858)
Other comprehensive income	—	—	—	8,021	—	8,021
Net issuance of common stock	10	—	5,486	—	—	5,496
Stock-based compensation	—	—	2,276	—	—	2,276
Dividends to stockholders	—	—	252	—	62	314
Share retirement	(60)	—	(36,120)	—	—	(36,180)

Balance at June 30, 2014	$805	$33	$665,223	$15,350	$(51,443)	$629,968

See Notes to unaudited Consolidated Financial Statements.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	For the six months ended June 30,
	2014	2013
Operating activities:
Net loss	$(14,858)	$(77,858)
Adjustments to reconcile net loss to cash used for operating activities, net of balances acquired:
Deferred income taxes	586	(562)
Net realized gains on investments	(1,502)	(12,557)
Amortization of intangible assets	2,568	4,459
Amortization of debt issuance costs	876	679
Asset impairment charge	—	91,742
Net amortization of bond premium	2,411	3,671
Depreciation expense	4,034	5,328
Changes in operating assets and liabilities:
Affordable Care Act fee	11,661	—
Deferred policy acquisition costs	4,529	6,041
Reserves and other policy liabilities—life	(7,042)	(9,569)
Reserves for future policy benefits—health	(6,703)	(719)
Policy and contract claims—health	(5,655)	2,373
Reinsurance balances	13,822	10,035
Due and unpaid/advance premium, net	(61,696)	(110,242)
Income taxes receivable	683	(10,451)
Other, net	14,967	(4,432)

Cash used for operating activities	(41,319)	(102,062)
Investing activities:
Proceeds from sale, maturity, call, paydown or redemption of fixed maturity investments	133,430	270,052
Cost of fixed maturity investments acquired	(54,312)	(154,337)
Change in short-term investments	—	16,993
Purchase of fixed assets	(3,032)	(3,499)
Other investing activities	(8,495)	(6,040)

Cash provided by investing activities	67,591	123,169
Financing activities:
Net proceeds from issuance of common and preferred stock, net of tax effect	(655)	429
Share retirement	(36,180)	—
Dividends paid to stockholders	(1,271)	(1,420)
Principal payment on loan payable	—	(7,134)

Cash used for financing activities	(38,106)	(8,125)

Net (decrease) increase in cash and cash equivalents	(11,834)	12,982
Cash and cash equivalents at beginning of period	69,574	59,779

Cash and cash equivalents at end of period	$57,740	$72,761

See Notes to unaudited Consolidated Financial Statements.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. ORGANIZATION AND COMPANY BACKGROUND

        Except as otherwise indicated, references to the "Company," "Universal American," "we," "our," and "us" are to Universal American Corp., a Delaware corporation, and its subsidiaries.

        Universal American is a specialty health and life insurance holding company with an emphasis on providing a broad array of health insurance and managed care products and services to people covered by Medicare and Medicaid. Collectively, our health plans and insurance company subsidiaries are licensed in all fifty states and in the District of Columbia and authorized to sell Medicare Advantage products, life, accident and health insurance and annuities and to provide comprehensive medical services through Medicaid.

        Through our Medicare Advantage subsidiaries, we sell Medicare Coordinated Care Plan products, which we call HMOs, Medicare Coordinated Care products built around contracted networks of providers, which we call PPOs and Medicare Advantage private fee-for-service products, known as PFFS Plans.

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

        Through our subsidiary, Collaborative Health Systems, LLC, also known as CHS, we formed Accountable Care Organizations, or ACOs, under the Medicare Shared Savings Program ("Shared Savings Program") with physicians and other healthcare professionals. As of June 30, 2014 we had thirty ACOs previously approved for participation in the program by the Centers for Medicare & Medicaid Services, known as CMS. In June 2014, we ceased our participation in three ACOs based on a variety of factors, including the level of engagement by the physicians in the ACO and the likelihood of the ACO achieving shared savings. We may further reduce our participation in ACO's as we continue to evaluate their performance. In addition, earlier in 2014 we merged two ACOs to take advantage of operating synergies. Based on data provided by CMS, these thirty ACOs currently include approximately 4,500 participating providers with approximately 340,000 assigned Medicare fee-for-service beneficiaries covering portions of twelve states, both within and outside our current Medicare Advantage footprint, including southeast Texas and upstate New York. CHS provides these ACOs with care coordination, analytics and reporting, technology and other administrative capabilities to enable participating providers to deliver better care and lower healthcare costs for their Medicare fee-for-service beneficiaries. The Company provides funding to CHS to support the operating activities of CHS and the ACOs.

        On December 1, 2013, we completed our acquisition of the assets of the Total Care Medicaid managed care plan, known as Total Care. Total Care is a Medicaid health plan in Upstate New York, currently serving approximately 40,600 members in Syracuse and surrounding areas. For further discussion of this transaction, see Note 10—Other Disclosures.

        We discontinued marketing and selling Traditional insurance products, consisting of Medicare supplement products, fixed benefit accident and sickness insurance and senior life insurance after

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

1. ORGANIZATION AND COMPANY BACKGROUND (Continued)

June 1, 2012. However, we continue to manage the block as the policies remain in force over the renewal period.

2. BASIS OF PRESENTATION

        We have prepared the accompanying Consolidated Financial Statements in conformity with U.S. generally accepted accounting principles, or U.S. GAAP, for interim reporting in accordance with Article 10 of the Securities and Exchange Commission's Regulation S-X. Accordingly, they do not include all of the disclosures normally required by U.S. GAAP or those normally made in an Annual Report on Form 10-K. For our insurance and HMO subsidiaries, U.S. GAAP differs from statutory accounting practices prescribed or permitted by regulatory authorities. We have eliminated all material intercompany transactions and balances. The interim financial information in this report is unaudited, but in the opinion of management, includes all adjustments, including normal, recurring adjustments necessary to present fairly the financial position and results of operations for the periods reported. The results of operations for the three and six months ended June 30, 2014 and 2013 are not necessarily indicative of the results to be expected for the full year.

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

        Reclassifications:    Beginning in 2014, in connection with the reporting of minimum medical loss ratios under the Affordable Care Act, we are reporting the costs of quality improvement initiatives in claims and other benefits in the consolidated statements of operations. Historically, these costs were reported in other operating costs and expenses. To maintain consistency with the new reporting classification, for the three and six months ended June 30, 2013 we have reclassified quality improvement initiative costs of $6.9 million and $12.9 million, respectively, from other operating costs and expenses to claims and other benefits in our consolidated statements of operations.

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

3. RECENTLY ISSUED AND PENDING ACCOUNTING PRONOUNCEMENTS

        Revenue from Contracts with Customers:    In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers, to clarify the principles for revenue recognition. Insurance contracts are excluded from the scope of the guidance, however, our non-insurance contract revenues, including fee income, will be subject to the new guidance.

        The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The following steps are to be applied to achieve this core principle: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when, or as, the entity satisfies a performance obligation

        ASU 2014-09 provides companies with two implementation methods. Companies can choose to apply the standard retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the standard recognized at the date of initial application. This guidance is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period, and early application is not permitted. We are currently in the process of evaluating this new guidance.

        Other Expenses, Fees Paid to the Federal Government by Health Insurers:    In July 2011, ASU 2011-06, Other Expenses, Fees Paid to the Federal Government by Health Insurers was issued by the FASB to

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

3. RECENTLY ISSUED AND PENDING ACCOUNTING PRONOUNCEMENTS (Continued)

address questions about how health insurers should recognize and classify in their income statements fees mandated by the Patient Protection and Affordable Care Act as amended by the Health Care and Education Reconciliation Act (the Acts). The Acts impose an annual fee on health insurers (the "ACA fee") for each calendar year beginning on or after January 1, 2014. A health insurer's portion of the annual fee is payable no later than September 30 of the applicable calendar year and is not tax deductible. The annual fee for the health insurance industry will be allocated to individual health insurers based on the ratio of the amount of an entity's direct premiums written during the preceding calendar year to the amount of health insurance for any U.S. health risk that is written during the preceding calendar year. The ASU provides that the liability for the fee should be estimated and recorded in full once the entity provides qualifying health insurance in the corresponding period with a corresponding deferred cost that is to be amortized to expense on a straight-line basis over the applicable calendar year. The ASU also notes that the fee would not meet the definition of an acquisition cost under ASC 944. The amendments are effective for calendar years beginning after December 31, 2013, when the fee initially becomes effective.

        In January 2014, we had estimated that the fee to be paid in 2014, based on 2013 direct written premiums, would be approximately $21.7 million. As required under generally accepted accounting principles, we accrued this amount in other liabilities in our consolidated balance sheets in January 2014, with an offsetting deferred cost asset recorded in other assets. The asset is being amortized ratably over 2014 and is reported on a separate line in our consolidated statements of operations. However, in the second quarter of 2014, we received further data indicating that our ACA fee would be approximately $23.4 million. As such, in the second quarter of 2014, we adjusted our liability accrual and related asset amortization to reflect this adjustment. For the three and six month periods ended June 30, 2014, we amortized $6.2 million and $11.7 million, respectively.

4. INVESTMENTS

        The amortized cost and fair value of fixed maturity investments are as follows:

	June 30, 2014
Classification	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Gross Unrealized OTTI(1)	Fair Value
	(in thousands)
U.S. Treasury securities and U.S. Government obligations	$42,376	$134	$(29)	$—	$42,481
Government sponsored agencies	9,092	110	(77)	—	9,125
Other political subdivisions	59,810	1,691	(55)	—	61,446
Corporate debt securities	355,286	22,824	(186)	—	377,924
Foreign debt securities	74,713	3,868	(4)	—	78,577
Residential mortgage-backed securities	176,969	6,773	(1,484)	—	182,258
Commercial mortgage-backed securities	77,591	2,269	(5)	(51)	79,804
Other asset-backed securities	37,590	662	(1)	(1,780)	36,471

	$833,427	$38,331	$(1,841)	$(1,831)	$868,086

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

(1)
Other-than-temporary impairments.

        At June 30, 2014, gross unrealized losses on mortgage-backed and asset- backed securities totaled $3.3 million, consisting primarily of unrealized losses of $1.5 million on residential mortgage-backed securities and $1.8 million related to one subprime residential mortgage-backed security. The fair value of the subprime security is depressed due to the deterioration of collectability of the underlying mortgages. The fair values of the other securities are depressed primarily due to changes in interest rates. We have evaluated these holdings, with input from our investment managers, and do not believe further other-than-temporary impairment to be warranted.

The amortized cost and fair value of fixed maturity investments at June 30, 2014 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
	(in thousands)
Due in 1 year or less	$40,021	$40,331
Due after 1 year through 5 years	246,477	259,506
Due after 5 years through 10 years	179,834	189,928
Due after 10 years	74,945	79,788
Mortgage and asset-backed securities	292,150	298,533

	$833,427	$868,086

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

4. INVESTMENTS (Continued)

        The fair value and unrealized loss as of June 30, 2014 and 2013 for fixed maturities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are shown below:

	Less than 12 Months		12 Months or Longer		Total
June 30, 2014	Fair Value	Gross Unrealized Losses and OTTI	Fair Value	Gross Unrealized Losses and OTTI	Fair Value	Gross Unrealized Losses and OTTI
	(in thousands)
U.S. Treasury securities and U.S. Government obligations	$8,202	$(10)	$983	$(19)	$9,185	$(29)
Government sponsored agencies	—	—	2,000	(77)	2,000	(77)
Other political subdivisions	4,499	(1)	7,132	(54)	11,631	(55)
Corporate debt securities	12,760	(51)	12,095	(135)	24,855	(186)
Foreign debt securities	—	—	3,203	(4)	3,203	(4)
Residential mortgage-backed securities	—	—	39,914	(1,484)	39,914	(1,484)
Commercial mortgage-backed securities	5,264	(5)	988	(51)	6,252	(56)
Other asset-backed securities	—	—	5,220	(1,781)	5,220	(1,781)

Total fixed maturities	$30,725	$(67)	$71,535	$(3,605)	$102,260	$(3,672)

Total number of securities in an unrealized loss position						56

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

        The decrease in gross unrealized losses at June 30, 2014 compared to December 31, 2013, and the resulting decrease in the number of securities in an unrealized loss position, is due to an overall flattening of the yield curve during 2014, resulting in a decline in interest-related unrealized losses.

  Interest Rate Swaps

        We terminated all outstanding interest rate swaps during 2013 and had no outstanding interest rate swaps at June 30, 2014.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

4. INVESTMENTS (Continued)

  Realized Gains and Losses

        Gross realized gains and gross realized losses on investments included in net realized gains on investments in the consolidated statements of operations are as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2014	2013	2014	2013
	(in thousands)
Realized Gains:
Fixed maturities	$457	$3,188	$1,941	$5,025
Interest rate swap	—	8,837	—	9,927
Other	—	33	—	40

	457	12,058	1,941	14,992

Realized Losses:
Fixed maturities	(2)	(1,977)	(439)	(2,435)

Net realized gains on investments	$455	$10,081	$1,502	$12,557

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

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

5. FAIR VALUE MEASUREMENTS (Continued)

        The following table presents our recurring fair value measurements by ASC-820-10 hierarchy levels (in thousands):

	Total	Level 1	Level 2	Level 3
June 30, 2014
Assets:
Fixed maturities, available for sale	$868,086	$—	$865,884	$2,202
Equity securities	14,054	—	14,054	—

Total assets	$882,140	$—	$879,938	$2,202

December 31, 2013
Assets:
Fixed maturities, available for sale	$933,398	$—	$931,106	$2,292
Equity securities	13,253	—	13,253	—

Total assets	$946,651	$—	$944,359	$2,292

        The following table provides a summary of changes in the recurring fair value measurement of our Level 3 financial instruments:

Fixed Maturities
(in thousands)
Fair value as of December 31, 2013	$2,292
Paydowns	(47)
Unrealized losses included in AOCI(1)(2)	(1)

Fair value as of March 31, 2014	2,244
Paydowns	(42)
Fair value as of June 30, 2014	$2,202

(1)
AOCI: Accumulated other comprehensive income.

(2)
Unrealized gains and losses represent changes in values of Level 3 financial instruments only for the periods in which the instruments are classified as Level 3.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

6. ACCUMULATED OTHER COMPREHENSIVE INCOME

        The components of accumulated other comprehensive income are as follows (in thousands):

	Net Unrealized Gains (Losses) on Investments Available for Sale	Gross Unrealized OTTI	Long-Term Claim Reserve Adjustment	Accumulated Other Comprehensive Income
Three months ended June 30, 2014
Balance as of April 1, 2014	$18,823	$(1,130)	$(6,623)	$11,070
Other comprehensive income before reclassifications	5,549	(60)	(914)	4,575
Amounts reclassified from other comprehensive income	(295)	—	—	(295)

Net current-period other comprehensive income	5,254	(60)	(914)	4,280

Balance as of June 30, 2014	$24,077	$(1,190)	$(7,537)	$15,350

Three months ended June 30, 2013
Balance as of April 1, 2013	$37,746	$(2,155)	$(8,080)	$27,511
Other comprehensive loss before reclassifications	(14,470)	643	2,255	(11,572)
Amounts reclassified from other comprehensive loss	(6,553)	—	—	(6,553)

Net current-period other comprehensive loss	(21,023)	643	2,255	(18,125)

Balance as of June 30, 2013	$16,723	$(1,512)	$(5,825)	$9,386

Six months ended June 30, 2014
Balance as of January 1, 2014	$13,909	$(1,107)	$(5,473)	$7,329
Other comprehensive income before reclassifications	11,144	(83)	(2,064)	8,997
Amounts reclassified from other comprehensive income	(976)	—	—	(976)

Net current-period other comprehensive income	10,168	(83)	(2,064)	8,021

Balance as of June 30, 2014	$24,077	$(1,190)	$(7,537)	$15,350

Six months ended June 30, 2013
Balance as of January 1, 2013	$39,934	$(3,010)	$(7,835)	$29,089
Other comprehensive loss before reclassifications	(15,049)	1,498	2,010	(11,541)
Amounts reclassified from other comprehensive loss	(8,162)	—	—	(8,162)

Net current-period other comprehensive loss	(23,211)	1,498	2,010	(19,703)

Balance as of June 30, 2013	$16,723	$(1,512)	$(5,825)	$9,386

        Table amounts are presented net of tax at a rate of 35%.

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

        Compensation expense, included in other operating costs and expenses, and the related tax benefit were as follows:

	Three Months Ended June 30,
	2014	2013
	(in thousands)
Stock options	$1,145	$1,269
Restricted stock awards	1,266	998

Total stock-based compensation expense	2,411	2,267
Tax benefit recognized(1)	711	393

Stock-based compensation expense, net of tax	$1,700	$1,874

	Six Months Ended June 30,
	2014	2013
	(in thousands)
Stock options	$2,276	$1,919
Restricted stock awards	2,675	1,798

Total stock-based compensation expense	4,951	3,717
Tax benefit recognized(1)	1,462	483

Stock-based compensation expense, net of tax	$3,489	$3,234

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

7. STOCK-BASED COMPENSATION (Continued)

        We estimated the fair value for options granted during the period at the date of grant using a Black-Scholes option pricing model with the following range of assumptions:

For options granted in 2014
Weighted-average grant date fair value	$2.11 - $2.42
Risk free interest rates	1.11% - 1.31%
Dividend yields	0.00%
Expected volatility	38.19% - 39.49%
Expected lives of options (in years)	3.75

        We did not capitalize any cost of stock-based compensation. Future expense may vary based upon factors such as the number of awards granted by us and the then-current fair value of such awards.

        A summary of option activity for the six months ended June 30, 2014 is set forth below:

Options	Options (in thousands)	Weighted Average Exercise Price
Outstanding at January 1, 2014	5,692	$7.37
Granted	1,456	7.03
Exercised	(106)	6.78
Forfeited or expired	(777)	7.28

Outstanding at June 30, 2014	6,265	$7.31

        The total intrinsic value of stock options (the amount by which the market price of the stock on the date of exercise exceeded the exercise price of the option) exercised was less than $0.1 million during each of the six month periods ended June 30, 2014 and 2013.

        We received proceeds of $0.7 million and less than $0.5 million from the exercise of stock options during each of the six month periods ended June 30, 2014 and 2013.

        As of June 30, 2014, the total compensation cost related to non-vested option awards not yet recognized was $9.6 million, which we expect to recognize over a weighted average period of 3.2 years.

  Restricted Stock Awards

        In accordance with our 2011 Equity Plan, we may grant restricted stock to employees, directors and other third parties. These awards generally vest ratably over a four-year period; however during the six months ended June 30, 2014 and 2013 we paid a portion of the annual bonuses in the form of restricted stock. The 2014 award and 2013 award vest under certain circumstances on the one-year and two-year anniversary of the grant, respectively. We generally value restricted stock awards at an amount equal to the market price of our common stock on the date of grant. We recognize compensation expense for restricted stock awards on a straight line basis over the vesting period.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

7. STOCK-BASED COMPENSATION (Continued)

        A summary of non-vested restricted stock award activity for the six months ended June 30, 2014 is set forth below:

Non-Vested Restricted Stock	Shares (in thousands)	Weighted Average Grant-Date Fair Value
Non-vested at January 1, 2014	1,333	$9.54
Granted	1,408	6.87
Vested	(336)	10.08
Forfeited	(333)	8.16

Non-vested at June 30, 2014	2,072	$7.86

        The total fair value of shares of restricted stock vested during the three months ended June 30, 2014 was $2.4 million.

  Tax Benefits of Stock-Based Compensation

        ASC 718-10 requires us to report the benefits of tax deductions in excess of recognized compensation cost of equity awards as a financing cash flow. We recognized ($0.7) million and $0.4 million of financing cash flows for these excess tax deductions for the six month periods ended June 30, 2014 and 2013, respectively.

8. COMMITMENTS AND CONTINGENCIES

  Legal Proceedings

        In addition to the matters discussed below, we are also subject to a variety of legal proceedings, arbitrations, investigations, audits, claims and litigation, including claims under the False Claims Act and claims for benefits under insurance policies and claims by members, providers, customers, employees, regulators and other third parties. In some cases, plaintiffs seek punitive damages. It is not possible to accurately predict the outcome or estimate the resulting penalty, fine or other remedy that may result from any current or future legal proceeding, investigation, audit, claim or litigation. Nevertheless, the range of outcomes and losses could be significant and could have a material adverse effect on our consolidated financial position, results of operations, or cash flows.

        On September 17, 2013, APS Healthcare, Inc. received a subpoena from the Department of Health and Human Services, Office of Inspector General ("HHS-OIG"), requesting documents relating to APS Healthcare's former Medicaid contracts with the State of Missouri that were in existence from 2006 to 2010.

        On October 22, 2013, we filed a lawsuit in the United States District Court for the District of Delaware against funds affiliated with the private equity firm GTCR ("GTCR"), David Katz, a former managing director of GTCR, and former senior management of APS Healthcare (Gregory Scott, Jerome Vaccaro and John McDonough, all such defendants, collectively, the "Defendants"). The lawsuit, which alleges securities fraud, multiple material breaches of contract and common law fraud, seeks substantial damages, including punitive damages. The lawsuit arises out of our acquisition of APS Healthcare from GTCR in March 2012. The Defendants filed a motion to dismiss the complaint. In a decision issued on July 24, 2014, the court denied the motion with respect to the breach of contract claim. The court granted the motion with respect to the securities fraud claims and portions of

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

8. COMMITMENTS AND CONTINGENCIES (Continued)

the common law fraud claims on the ground that they did not provide enough detail about each defendant's specific role in the fraud. The decision permits us to file an amended complaint with those details and we intend to do so.

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

        Certain of our businesses provide products and services to various government agencies. As a government contractor, we are subject to the terms of the contracts we have with those agencies and applicable laws governing government contracts. We may also be subject to false claim act litigation (also known as qui tam litigation) brought by individuals who seek to sue on behalf of the government, alleging that the government contractor submitted false claims to the government. In 2011, we settled a false claim act investigation involving the sales and marketing practices of our former Wisconsin Medicare Advantage HMO plans. In addition, in 2011 and prior to our acquisition of APS Healthcare in 2012, Innovative Resources Group, LLC ("IRG"), a subsidiary of APS Healthcare, settled a false claim act matter arising out of its Medicaid contract with the State of Georgia. IRG has also been named as a defendant in a false claims act litigation involving its Medicaid contract with the State of Nevada that terminated in 2010, is the subject of an investigation by the Department of Health and Human Services, Office of Inspector General relating to its Medicaid contracts with the State of Missouri that were in existence from 2006 to 2010 and is the subject of an investigation by the Tennessee Attorney General's office related to IRG's operation of a disease management, health management and wellness program for Tennessee state employees that was in existence in 2011 and 2012. It is possible that IRG, other APS Healthcare subsidiaries or other Universal American companies could be party to additional false claims act investigations and litigation in the future and that the existing or future litigation or investigations could have a material adverse effect on our business and results of operations.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

9. BUSINESS SEGMENT INFORMATION

        As of June 30, 2014, our business segments are based on product and consist of

  •
  Senior Managed Care—Medicare Advantage and,

  •
  Traditional Insurance.

        Our remaining segment, Corporate & Other, reflects the activities of our holding company, along with start-up and operating costs associated with our ACO business, the operations of APS Healthcare, the operations of Total Care, acquired on December 1, 2013, and other ancillary operations.

        We report intersegment revenues and expenses on a gross basis in each of the operating segments but eliminate them in the consolidated results. These intersegment revenues and expenses affect the amounts reported on the individual financial statement line items, but we eliminate them in consolidation and they do not change income before taxes. The most significant items eliminated are intersegment revenue and expense relating to commissions earned by agency subsidiaries in our Corporate & Other segment from insurance subsidiaries in our Traditional segment and in 2013 for services provided by APS Healthcare to our Senior Managed Care—Medicare Advantage segment.

        Financial data by segment, with a reconciliation of segment revenues and segment income (loss) before income taxes to total revenue and income from continuing operations before income taxes in accordance with U.S. GAAP is as follows:

	Three months ended June 30,
	2014		2013
	Revenues	Income(loss) before Income Taxes	Revenues	Income(loss) before Income Taxes
	(in thousands)
Senior Managed Care—Medicare Advantage	$362,386	$12,799	$394,909	$46
Traditional Insurance	51,869	3,425	58,586	5,057
Corporate & Other	105,431	(25,738)	74,755	(109,290)
Intersegment revenues	(765)	—	(4,355)	—
Adjustments to segment amounts:
Net realized gains on investments(1)	455	455	10,081	10,081

Total	$519,376	$(9,059)	$533,976	$(94,106)

	Six months ended June 30,
	2014		2013
	Revenues	Income(loss) before Income Taxes	Revenues	Income(loss) before Income Taxes
	(in thousands)
Senior Managed Care—Medicare Advantage	$722,161	$37,678	$824,937	$38,640
Traditional Insurance	105,870	3,320	120,261	7,403
Corporate & Other	204,061	(53,554)	147,360	(130,062)
Intersegment revenues	(1,552)	—	(7,875)	—
Adjustments to segment amounts:
Net realized gains on investments(1)	1,502	1,502	12,557	12,557

Total	$1,032,042	$(11,054)	$1,097,240	$(71,462)

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

        For the three and six months ended June 30, 2014, we determined our current year income tax provision using actual year-to-date financial results for our domestic and foreign tax jurisdictions, as compared to the estimated annual effective tax rate method utilized in 2013.

        Our effective tax rate was (8.3%) for the second quarter of 2014 compared to 2.4% for the second quarter of 2013. The variance in the effective tax rate compared with the 35% federal rate was driven primarily by permanent items. For the quarter ended June 30, 2014, the tax effect of permanent items exceeded the tax effect of our loss from operations, resulting in income tax expense. Permanent items include those items that were mandated as non-deductible under the Affordable Care Act (ACA fee of $6.2 million in 2014 and non-deductible executive compensation) as well as interest on the mandatorily redeemable preferred stock. We include state and foreign income taxes in our tax expense that also contributed to the variance in the effective tax rate.

        Our effective tax rate was (34.4%) for the six months ended June 30, 2014 compared to (8.9%) for same period of 2013. The variance in the effective tax rate compared with the 35% federal rate was driven primarily by permanent items. For the six months ended June 30, 2014, the tax effect of permanent items exceeded the tax effect of our loss from operations, resulting in income tax expense. Permanent items include those items that were mandated as non-deductible under the Affordable Care Act (ACA fee of $11.7 million in 2014 and non-deductible executive compensation) as well as interest on the mandatorily redeemable preferred stock. We include state and foreign income taxes in our tax expense that also contributed to the variance in the effective tax rate.

        Stock Repurchase Plan:    On August 1, 2013, our Board of Directors authorized the repurchase of up to $40 million of our outstanding common stock. Purchases may occur from time to time in the open market, in privately negotiated transactions, or otherwise as market conditions permit. On May 13, 2014 we repurchased and retired six million shares of our common stock directly from funds

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

10. OTHER DISCLOSURES (Continued)

associated with Capital Z Partners Management, LLC at a price of $6.03 per share for total consideration of $36.2 million. We used cash on hand to fund the repurchase of these shares.

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

        During the first quarter of 2014, we made acquisition accounting adjustments to reflect a $0.1 million increase in our estimated fair value of the provider networks with a corresponding adjustment to eliminate goodwill. There have been no other adjustments to the fair value estimates made as of the acquisition date.

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

        As of June 30, 2014, all of our primary reinsurers, as well as the primary first party reinsurers of Pennsylvania Life's traditional business, were rated "A-" (Excellent) or better by A.M. Best with the exception of one reinsurer. For that reinsurer, which is not rated, a trust containing assets at 106% of reserves was established at the inception of the reinsurance agreement. The trust agreement requires that on an ongoing basis the trust assets be maintained at a minimum level of 100% of reserves. The reserves amounted to approximately $130.6 million as of June 30, 2014.

        Restructuring Charges:    A summary of our restructuring liability balance as of June 30, 2014 follows:

	Segment	January 1, Balance	Charge to Earnings	Cash Paid	Non-cash	June 30, Balance
	(in thousands)
2014
Workforce reduction	Corporate & Other	$6,246	$484	$(3,502)	$—	$3,228
Facility consolidation	Traditional	222	—	—	(58)	164

Total		$6,468	$484	$(3,502)	$(58)	$3,392

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

10. OTHER DISCLOSURES (Continued)

        For further discussion of our restructuring initiatives, see Note 22—Other Operational Disclosures—Restructuring Charges in our Annual Report on Form 10-K for the year ended December 31, 2013.

        Principal and Interest Payments on Term Loan:    During the six months ended June 30, 2014, we were not required to make any principal payments as all scheduled 2014 principal payments, totaling $14.3 million, were prepaid on November 4, 2013, in connection with the amendment of our credit facility. During the three and six month periods ended June 30, 2014, we made interest payments totaling $0.7 million and $1.4 million, respectively.

        During the three and six month periods ended June 30, 2013, we made principal and interest payments totaling $3.6 million and $7.1 million, respectively, and interest payments totaling $0.8 million and $1.3 million, respectively.

        Unconsolidated Subsidiaries:    We account for our participation in the ACOs using the equity method. Gains and losses from our participation in the ACOs are reported as equity in losses of unconsolidated subsidiaries in the consolidated statements of operations. Our net investment in the ACOs is reported in other assets in the consolidated balance sheets. We recognized equity in losses of our unconsolidated ACOs of $7.3 million and $15.6 million for the three and six months ended June 30, 2014, respectively, and losses of $8.9 million and $17.2 million for the three and six months ended June 30, 2013, respectively. For additional information on the ACOs, see Note 1—Organization and Company Background and Note 2—Basis of Presentation.

        Earnings Per Common Share Computation:    The calculation of the diluted loss per common share presented in the consolidated statements of operations excludes common stock equivalents from stock options and unvested restricted stock that are potentially dilutive because to include them would be antidilutive when reporting a net loss. Total shares excluded were 0.5 million and 0.4 million, respectively, for the three and six month periods ended June 30, 2014 and 0.1 million for both the three and six month periods ended June 30, 2013.

11. SUBSEQUENT EVENT

        Sale of Today's Options of Oklahoma:    On July 22, 2014, we entered into an agreement to sell the outstanding common stock of Today's Options of Oklahoma, Inc., known as TOOK, to Momentum Health, LLC, the parent company of Global Health, an Oklahoma-based health maintenance organization. TOOK operates an HMO Medicare Advantage plan in Oklahoma with approximately 5,800 lives. We expect to receive approximately $14.5 million of gross proceeds in the transaction, consisting of a base amount of $9.4 million, plus approximately $4.5 million of excess statutory capital and surplus above 250% risk based capital, plus approximately $0.6 million relating to certain balances receivable from CMS at the closing date. The transaction, which is expected to close in the third quarter of 2014, is subject to customary closing conditions, including regulatory approvals.

ITEM 2—MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

        The following discussion and analysis presents a review of our financial condition as of June 30, 2014 and our results of operations for the three month and six month periods ended June 30, 2014 and 2013. As used in this quarterly report, except as otherwise indicated, references to the "Company," "Universal American," "we," "our," and "us" are to Universal American Corp., a Delaware corporation and its subsidiaries.

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

Overview

        Universal American, through our health insurance and managed care subsidiaries, primarily serves the growing Medicare population by providing Medicare Advantage products. Approximately 30% of the Medicare population in the United States is currently enrolled in Medicare Advantage plans; a type of Medicare health plan offered by private companies that contract with the federal government to provide enrollees with health insurance. Our current focus is to grow our Medicare Advantage business in our core markets, which largely consists of our health plans offered in the Southwest and Upstate New York markets. In addition, we believe there is an opportunity to address the high cost of health care for the remaining 70% of the Medicare population enrolled in traditional fee-for-service Medicare and have joined primarily with primary-care and multi-specialty provider groups to operate thirty Accountable Care Organizations, or ACOs, pursuant to the Medicare Shared Savings Program, or Shared Savings Program. We also provide Medicaid services to Medicaid agencies through APS Healthcare and recently acquired the Total Care Medicaid health plan serving approximately 40,600 members in Upstate New York.

Recent Developments

        Stock repurchase—On March 28, 2014, we entered into a definitive agreement to repurchase six million shares of our voting common stock directly from funds associated with Capital Z Partners Management, LLC at a price of $6.03 per share. This transaction closed in May 2014. We used cash on hand to fund the repurchase of these shares.

        Non-deductible health insurance industry fee ("ACA Fee")—Beginning in 2014, the new healthcare reform legislation imposes an annual aggregate health insurance industry fee of $8.0 billion (with increasing annual amounts thereafter) on certain health insurance premiums, including Medicare Advantage premiums. A health insurer's portion of the annual fee is payable no later than September 30 of the applicable calendar year and is not tax deductible. As a result, our effective income tax rate will be adversely affected in 2014 and future years. Our share of the new fee is based on our pro rata percentage of eligible or included premiums written during the preceding calendar year compared to the industry as a whole, calculated annually. This fee will affect the profitability of our Medicare Advantage business and could have a material adverse effect on our results of operations.

        In January 2014, we had estimated that the fee to be paid in 2014, based on 2013 direct written premiums, would be approximately $21.7 million. As required under generally accepted accounting principles, we accrued this amount in other liabilities in our consolidated balance sheets in January 2014, with an offsetting deferred cost asset recorded in other assets. The asset is being amortized ratably over 2014 and is reported on a separate line in our consolidated statements of operations. However, in the second quarter of 2014, we received further data indicating that our ACA fee would be approximately $23.4 million. As such, in the second quarter of 2014, we adjusted our liability accrual and related asset amortization to reflect this adjustment. For the three and six month periods ended June 30, 2014, we amortized $6.2 million and $11.7 million, respectively. In accordance with promulgated statutory accounting principles, the fee was reported as an expense on January 1, 2014, rather than amortized to expense over the year. The statutory expense was adjusted in the second quarter of 2014 to reflect the increased estimate. The ACA fee will be factored in when calculating the stipulated minimum MLR.

Membership

        The following table presents our membership in Medicare Advantage products:

	June 30, 2014	December 31, 2013(1)
	(in thousands)
Membership
Southwest HMO (2)	67.2	61.0
Other Core Networks (3)(4)	30.0	31.4

Core Markets	97.2	92.4
Non-Core Network	21.6	24.3
Rural	2.1	2.9

Total Membership	120.9	119.6

(1)
Excludes 13,200 members in areas subject to 2014 Service Area Reductions. This includes 10,700 rural members whose plans were not renewed for 2014.

(2)
June 30, 2014 includes approximately 6,200 members in Oklahoma plans that are expected to be divested in the third quarter of 2014.

(3)
Other Core Networks consist of our members in Upstate New York and Maine.

(4)
Excludes approximately 11,700 members at December 31, 2013 which have been reclassified as Non-Core Network, comparable with 2014 presentation.

Results of Operations—Consolidated Overview

        The following table reflects income (loss) before taxes from each of our segments and contains reconciliations to reported net income:

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
	(in thousands, except per share amounts)
Senior Managed Care—Medicare Advantage(1)	$12,799	$46	$37,678	$38,640
Traditional Insurance(1)	3,425	5,057	3,320	7,403
Corporate & Other(1)	(25,738)	(109,290)	(53,554)	(130,062)
Net realized gains on investments(1)	455	10,081	1,502	12,557

Loss before income taxes(1)	(9,059)	(94,106)	(11,054)	(71,462)
Provision for (benefit from) income taxes	749	(2,290)	3,804	6,396

Net loss	$(9,808)	$(91,816)	$(14,858)	$(77,858)

Loss per common share (diluted):
Net loss	$(0.12)	$(1.05)	$(0.17)	$(0.89)

(1)
We evaluate the results of operations of our segments based on income before realized gains (losses) and income taxes. We believe that realized gains and losses are not indicative of overall operating trends. This differs from U.S. GAAP, which includes the effect of realized gains (losses) and income taxes in the determination of net income. The schedule above reconciles our segment income (loss) before income taxes to net loss in accordance with U.S. GAAP.

  Three months ended June 30, 2014 and 2013

        Net loss for the three months ended June 30, 2014 was $9.8 million, or ($0.12) per diluted share, compared to net loss of $91.8 million, or ($1.05) per diluted share, for the three months ended June 30, 2013. These amounts include realized investment gains, net of taxes, of $0.3 million, or less than $0.01 per diluted share, and $6.6 million, or $0.07 per diluted share for the second quarter of 2014 and 2013, respectively.

        For the three months ended June 30, 2014, we determined our current year income tax provision using actual year-to-date financial results for our domestic and foreign tax jurisdictions, as compared to the estimated annual effective tax rate method utilized in 2013. Our effective tax rate was (8.3%) for the second quarter of 2014 compared to 2.4% for the second quarter of 2013. The variance in the effective tax rate compared with the 35% federal rate was driven primarily by permanent items. For the quarter ended June 30, 2014, the tax effect of permanent items exceeded the tax effect of our loss from operations, resulting in income tax expense. Permanent items include those items that were mandated as non-deductible under the Affordable Care Act (ACA fee of $6.2 million in 2014 and non-deductible executive compensation) as well as interest on the mandatorily redeemable preferred stock. We include state and foreign income taxes in our tax expense that also contributed to the variance in the effective tax rate.

        Our Senior Managed Care—Medicare Advantage segment generated income before income taxes of $12.8 million for the quarter ended June 30, 2014, an increase of $12.8 million compared to the quarter ended June 30, 2013. The increase in earnings was driven by a significant increase in favorable prior period items and a $6.3 million reduction in commissions and general expenses. This was partially offset by lower membership and lower premium yield per member in 2014, as well as $6.2 million of expense related to the new ACA fee. The quarter ended June 30, 2014 includes $13.1 million of net favorable prior period items compared to $6.5 million of net unfavorable prior period items for the quarter ended June 30, 2013.

        Our Traditional Insurance segment generated income before taxes of $3.4 million for 2014, a decrease of $1.6 million compared to 2013. The decrease in earnings is primarily driven by the continued reduction of business in-force as well as higher operating expenses, primarily consulting and outsourcing services.

        The loss before income taxes from our Corporate & Other segment decreased by $83.6 million for the three months ended June 30, 2014 compared to the same period in 2013. This was due primarily to a goodwill impairment charge of $91.7 million taken in the second quarter of 2013 related to APS Healthcare. Excluding the impairment charge, the loss for the second quarter of 2014 was $8.1 million higher than the same period in 2013, driven by higher legal costs related to APS Healthcare matters and lower profitability of our APS Healthcare business in 2014, partially offset by the earnings of Total Care, which was acquired in December 2013.

  Six months ended June 30, 2014 and 2013

        Net loss for the six months ended June 30, 2014 was $14.9 million, or ($0.17) per diluted share, compared to net loss of $77.9 million, or ($0.89) per diluted share, for the six months ended June 30, 2013. These amounts include realized investment gains, net of taxes, of $1.0 million, or $0.01 per diluted share, and $8.2 million, or $0.09 per diluted share for the six months ended June 30, 2014 and 2013, respectively.

        For the six months ended June 30, 2014, we determined our current year income tax provision using actual year-to-date financial results for our domestic and foreign tax jurisdictions, as compared to the estimated annual effective tax rate method utilized in 2013. Our effective tax rate was (34.4%) for the six months ended June 30, 2014 compared to (8.9%) for same period of 2013. The variance in the effective tax rate compared with the 35% federal rate was driven primarily by permanent items. For the six months ended June 30, 2014, the tax effect of permanent items exceeded the tax effect of our loss from operations, resulting in income tax expense. Permanent items include those items that were mandated as non-deductible under the Affordable Care Act (ACA fee of $11.7 million in 2014 and non-deductible executive compensation) as well as interest on the mandatorily redeemable preferred stock. We include state and foreign income taxes in our tax expense that also contributed to the variance in the effective tax rate.

        Our Senior Managed Care—Medicare Advantage segment generated income before income taxes of $37.7 million for the six months ended June 30, 2014, a decrease of $1.0 million compared to the six months ended June 30, 2013. The decrease in earnings was driven by a decline in membership and lower premium yield per member, partially offset by an increase in the impact of favorable prior period items, which resulted in a slightly improved medical benefit ratio. For the six months ended June 30, 2014, there were $28.1 million of net favorable prior year items compared to $17.2 million for the six months ended June 30, 2013. The six months ended June 30, 2014 included $11.6 million of expense related to the new ACA fee.

        Our Traditional Insurance segment generated income before taxes of $3.3 million for 2014, a decrease of $4.1 million compared to 2013. The decrease in earnings is driven primarily by an increase in losses on our Specialty Health lines, the reduction of business in-force as well as higher operating expenses, primarily consulting and outsourcing services.

        The loss before income taxes from our Corporate & Other segment decreased by $76.5 million for the six months ended June 30, 2014 compared to the same period in 2013. This was due primarily to a goodwill impairment charge of $91.7 million taken in the second quarter of 2013 related to APS Healthcare. Excluding the impairment charge, the loss for the six months ended June 30, 2014 was

$15.2 million higher than the same period in 2013, driven by higher legal costs related to APS Healthcare matters and a $4.8 million increase in total ACO costs in 2014, partially offset by the earnings of Total Care, which was acquired in December 2013.

Segment Results—Senior Managed Care—Medicare Advantage

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
	(in thousands)
Net premiums	$358,434	$389,988	$714,296	$814,632
Net investment income	3,894	4,878	7,765	10,218
Fee and other income	58	43	100	87

Total revenue	362,386	394,909	722,161	824,937

Medical expenses	305,955	351,047	595,963	698,041
Amortization of intangible assets	695	754	1,414	1,509
ACA fee	6,184	—	11,569	—
Commissions and general expenses	36,753	43,062	75,537	86,747

Total benefits, claims and other deductions	349,587	394,863	684,483	786,297

Segment income before income taxes	$12,799	$46	$37,678	$38,640

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

  Three months ended June 30, 2014 and 2013

        Our Senior Managed Care—Medicare Advantage segment generated income before income taxes of $12.8 million for the quarter ended June 30, 2014, an increase of $12.8 million compared to the quarter ended June 30, 2013. The increase in earnings was driven by a significant increase in favorable prior period items and a $6.3 million reduction in commissions and general expenses. This was partially offset by lower membership and lower premium yield per member in 2014, as well as $6.2 million of expense related to the new ACA fee. The quarter ended June 30, 2014 includes $13.1 million of net favorable prior period items compared to $6.5 million of net unfavorable prior period items for the quarter ended June 30, 2013.

        Net premiums.    Net premiums for the Senior Managed Care—Medicare Advantage segment decreased by $31.6 million compared to the quarter ended June 30, 2013 primarily due to lower membership levels and lower premium yield per member offset by an increase in the impact of favorable prior period items. In 2014, net premiums included $14.1 million of favorable prior period items compared to $1.3 million in the quarter ended June 30, 2013. 2014 includes an accrual for both the 2014 mid-year and 2013 final HCC payments. In 2014 CMS accelerated notification of the 2013 final payment to the second quarter, which allowed us to true up our estimate in the quarter ended June 30, 2014. Historically, this true up has been recorded in the third quarter.

        Net investment and other income.    Net investment and other income decreased $1.0 million for the quarter ended June 30, 2014 compared to the same period in 2013 primarily due to lower invested asset levels resulting from the payment of dividends to the parent in 2013.

        Medical expenses.    Our medical expenses, which now include quality improvement initiative costs, decreased by $45.1 million for the quarter ended June 30, 2014 compared to the quarter ended June 30, 2013. The decrease was driven by lower membership and lower claims cost per member, improving the medical benefit ratio to 85.4% in 2014 from 90.0% in 2013. During 2014, medical expenses included $1.0 million of net unfavorable items related to prior periods, compared to $7.8 million of net unfavorable items related to prior periods in the quarter ended June 30, 2013. Quality improvement initiative costs of $8.1 million and $6.9 million of for the quarters ended June 30, 2014 and 2013, respectively, are included in medical expenses in connection with the reporting of minimum medical loss ratios under the Affordable Care Act. In 2013, these costs were reported in commissions and general expenses. The following table provides a breakdown of medical expenses and the related medical benefit ratios:

	Three months ended June 30, 2014		Three months ended June 30, 2013
	($ in thousands)
Quality Initiatives	$8,146	2.3%	$6,933	1.8%
Medical Benefits	297,809	83.1%	344,114	88.2%

Medical expenses	$305,955	85.4%	$351,047	90.0%

Adjusting for the prior year items discussed above, for the quarter ended June 30, 2014, our medical benefit ratio, excluding quality improvement initiative costs, was 86.2%.

        ACA fee.    The ACA fee for the three months ended June 30, 2014 amounted to $6.2 million, or 1.7% of net premiums. The ACA fee is included in the calculation of minimum medical loss ratios under the Affordable Care Act.

        Commissions and general expenses.    Commissions and general expenses, which now exclude quality improvement initiative costs, decreased by $6.3 million for the quarter ended June 30, 2014 compared to the quarter ended June 30, 2013, primarily due to cost reduction initiatives and lower membership. Our administrative expense ratio was 10.4% for the quarter ended June 30, 2014 compared to 11.2% for the same period in 2013. Commissions and general expenses for the quarter ended June 30, 2013 were adjusted to exclude $6.9 million of quality initiative expenses, which have been reclassified to medical expenses to be consistent with 2014 classification, as discussed above.

  Six months ended June 30, 2014 and 2013

        Our Senior Managed Care—Medicare Advantage segment generated income before income taxes of $37.7 million for the six months ended June 30, 2014, a decrease of $1.0 million compared to the six months ended June 30, 2013. The decrease in earnings was driven by a decline in membership and lower premium yield per member, partially offset by an increase in the impact of favorable prior period items, which resulted in a slightly improved medical benefit ratio. For the six months ended June 30, 2014, there were $28.1 million of net favorable prior year items compared to $17.2 million for the six months ended June 30, 2013. The six months ended June 30, 2014 included $11.6 million of expense related to the new ACA fee.

        Net premiums.    Net premiums for the Senior Managed Care—Medicare Advantage segment decreased by $100.3 million compared to the six months ended June 30, 2013 primarily due to lower membership levels and lower premium yield per member as well as lower prior period items. In 2014, net premiums included $14.9 million of favorable prior period items compared to $27.9 million of favorable prior period items in the six months ended June 30, 2013.

        Net investment and other income.    Net investment and other income decreased $2.5 million for the six months ended June 30, 2014 compared to the same period in 2013 primarily due to lower invested asset levels resulting from the payment of dividends to the parent in 2013.

        Medical expenses.    Our medical expenses, which now include quality improvement initiative costs, decreased by $102.1 million for the six months ended June 30, 2014 compared to the six months ended June 30, 2013. The decrease was driven by lower membership and lower claims cost per member partially offset by favorable prior period items, decreasing the medical benefit ratio to 83.4% from 85.7%, respectively. During 2014, medical expenses included $13.2 million of net favorable items related to prior periods, compared to $10.7 million of net unfavorable items related to prior periods in the six months ended June 30, 2013. Quality improvement initiative costs of $15.6 million and $12.9 million for the six months ended June 30, 2014 and 2013, respectively, are included in medical expenses in connection with the reporting of minimum medical loss ratios under the Affordable Care Act. These costs were previously reported in commissions and general expenses. The following table provides a breakdown of medical expenses and the related medical benefit ratios:

	Six months ended June 30, 2014		Six months ended June 30, 2013
	($ in thousands)
Quality Initiatives	$15,575	2.2%	$12,943	1.6%
Medical Benefits	580,388	81.2%	685,098	84.1%

Medical expenses	$595,963	83.4%	$698,041	85.7%

Adjusting for the prior year items discussed above, for the six months ended June 30, 2014, our medical benefit ratio, excluding quality improvement initiative costs, was 84.9%.

        ACA fee.    The ACA fee for the six months ended June 30, 2014 amounted to $11.6 million, or 1.6% of net premiums. The ACA fee is included in the calculation of minimum medical loss ratios under the Affordable Care Act.

        Commissions and general expenses.    Commissions and general expenses, which now exclude quality improvement initiative costs, decreased by $11.2 million for the six months ended June 30, 2014 compared to the six months ended June 30, 2013, primarily due to cost reduction initiatives and lower membership. Our administrative expense ratio was 10.8% for the six months ended June 30, 2014 and 2013. Commissions and general expenses for the six months ended June 30, 2013 were adjusted to exclude $12.9 million of quality initiative expenses, which have been reclassified to medical expenses to be consistent with 2014 classification, as discussed above.

Segment Results—Traditional Insurance

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
	(in thousands)
Net premiums	$47,413	$53,738	$96,813	$110,501
Net investment income	4,044	4,437	8,170	8,957
Fee and other income	412	411	887	803

Total revenue	51,869	58,586	105,870	120,261

Policyholder benefits	35,550	40,051	74,169	84,050
Change in deferred policy acquisition costs	1,509	2,195	4,530	6,041
Commissions and general expenses, net of allowances	11,385	11,283	23,851	22,767

Total benefits, claims and other deductions	48,444	53,529	102,550	112,858

Segment income before income taxes	$3,425	$5,057	$3,320	$7,403

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

  Three months ended June 30, 2014 and 2013

        Our Traditional Insurance segment generated income before taxes of $3.4 million for 2014, a decrease of $1.6 million compared to 2013. The decrease in earnings is primarily driven by the continued reduction of business in-force as well as higher operating expenses, primarily consulting and outsourcing services.

        Net premiums.    Net premium declined by $6.3 million, or 11.8%. This is primarily the result of the continued effect of lapsation across all lines of business. The following table details premium for the segment by major lines of business:

	Three months ended June 30,
	2014			2013
	Gross	Ceded	Net	Gross	Ceded	Net
	(in thousands)
Senior market	$42,861	$(9,054)	$33,807	$49,882	$(10,644)	$39,238
Specialty health	11,865	(1,539)	10,326	12,604	(1,753)	10,851
Life insurance and annuity	11,278	(7,998)	3,280	12,358	(8,709)	3,649

Total premium	$66,004	$(18,591)	$47,413	$74,844	$(21,106)	$53,738

        Net investment income.    Net investment income decreased by $0.4 million, primarily due to a lower invested asset base due to the payment of dividends to the parent in 2013 and the declining blocks of business.

        Policyholder benefits.    Policyholder benefits incurred declined by $4.5 million, or 11.2%, compared to 2013. This decline was principally due to the overall decline of insurance in-force in the Senior Market and Specialty Health lines of business and a lower benefit ratio on Specialty Health, partially offset by a higher medical trend on Medicare supplement. For 2014, the policyholder benefit ratio for senior market health was 70.1% compared with 66.7% in 2013, and for specialty health was 93.0% in 2014, compared with 108.8% in 2013.

        Change in deferred acquisition costs.    The change in deferred acquisition costs decreased $0.7 million compared to 2013. This was primarily caused by lower amortization resulting from the continued runoff of the block.

        Commissions and general expenses, net of allowances.    Commissions and general expenses, net of allowances, increased by $0.1 million from 2013. This increase is primarily attributed to an increase in consulting and outside services cost partially offset by lower commissions and costs required to run a smaller book of business in-force.

  Six months ended June 30, 2014 and 2013

        Our Traditional Insurance segment generated income before taxes of $3.3 million for 2014, a decrease of $4.1 million compared to 2013. The decrease in earnings is driven primarily by an increase in losses on our Specialty Health lines, the reduction of business in-force as well as higher operating expenses, primarily consulting and outsourcing services.

        Net premiums.    Net premium declined by $13.7 million, or 12.4%. This is primarily the result of the continued effect of lapsation across all lines of business. The following table details premium for the segment by major lines of business:

	Six months ended June 30,
	2014			2013
	Gross	Ceded	Net	Gross	Ceded	Net
	(in thousands)
Senior market	$88,994	$(18,969)	$70,025	$103,262	$(22,199)	$81,063
Specialty health	23,381	(3,204)	20,177	25,428	(3,363)	22,065
Life insurance and annuity	22,767	(16,156)	6,611	24,709	(17,336)	7,373

Total premium	$135,142	$(38,329)	$96,813	$153,399	$(42,898)	$110,501

        Net investment income.    Net investment income decreased by $0.8 million, primarily due to a lower invested asset base due to the payment of dividends to the parent in 2013 and the declining blocks of business.

        Policyholder benefits.    Policyholder benefits incurred declined by $9.9 million, or 11.8%, compared to 2013. This decline was principally due to the overall decline of insurance in-force in the Senior Market and Specialty Health lines of business. For 2014, the policyholder benefit ratio for senior market health was 70.3% compared with 70.9% in 2013, and for specialty health was 101.0% in 2014, compared with 99.0% in 2013.

        Change in deferred acquisition costs.    The change in deferred acquisition costs decreased $1.5 million compared to 2013. This was primarily caused by lower amortization resulting from the continued runoff of the block.

        Commissions and general expenses, net of allowances.    Commissions and general expenses, net of allowances, increased by $1.1 million from 2013. This increase is primarily attributed to an increase in consulting and outside services cost partially offset by lower costs required to run a smaller book of business in-force.

Segment Results—Corporate & Other

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
	(in thousands)
Net premiums	$82,690	$40,558	$159,083	$80,387
Net investment income	69	196	293	220
Fee and other income	22,672	34,001	44,685	66,753

Total revenue	105,431	74,755	204,061	147,360

Claims and other benefits	74,194	35,038	142,338	67,010
Amortization of intangible assets	483	1,339	966	2,715
Interest expense	1,762	1,671	3,506	3,260
Asset impairment charge	—	91,742	—	91,742
ACA fee	49	—	92	—
Commissions and general expenses	47,396	45,340	95,106	95,492

Total benefits, claims and other deductions	123,884	175,130	242,008	260,219
Equity in losses of unconsolidated subsidiaries	(7,285)	(8,915)	(15,607)	(17,203)

Segment loss before income taxes	$(25,738)	$(109,290)	$(53,554)	$(130,062)

        Corporate & Other reflects the activities of our holding company, along with start-up and operating costs associated with our ACO business, the operations of APS Healthcare, the operations of Total Care, acquired on December 1, 2013, and other ancillary operations.

  Three months ended June 30, 2014 and 2013

        The loss before income taxes from our Corporate & Other segment decreased by $83.6 million for the three months ended June 30, 2014 compared to the same period in 2013. This was due primarily to a goodwill impairment charge of $91.7 million taken in the second quarter of 2013 related to APS Healthcare. Excluding the impairment charge, the loss for the second quarter of 2014 was $8.1 million higher than the same period in 2013, driven by higher legal costs related to APS Healthcare matters and lower profitability of our APS Healthcare business in 2014, partially offset by the earnings of Total Care, which was acquired in December 2013. The following table details the loss before income taxes for our corporate segment:

	Three months ended June 30,
	2014	2013
	(in thousands)
APS Healthcare	$1,082	$1,788
Total Care	1,156	—
ACOs	(9,977)	(9,464)
Interest expense	(1,762)	(1,671)
Asset impariment charges	—	(91,742)
Corporate	(16,237)	(8,201)

Total segment loss before income taxes	$(25,738)	$(109,290)

        Net premiums.    Net premiums increased by $42.1 million for the three months ended June 30, 2014 compared to the same period in 2013 primarily due to the Total Care revenue included in 2014,

partially offset by a $3.5 million decrease in APS Healthcare premiums, due to a smaller block of risk business. The following table details net premiums for our corporate segment:

	Three months ended June 30,
	2014	2013
	(in thousands)
APS Healthcare	$37,101	$40,558
Total Care	45,229	—
Corporate	360	—

Total net premiums	$82,690	$40,558

        Fee and other income.    Fee and other income decreased by $11.3 million for the three months ended June 30, 2014 compared to the same period in 2013 primarily due to the planned reduction in fee for service business at APS Healthcare. The following table details fee and other income in our corporate segment:

	Three months ended June 30,
	2014	2013
	(in thousands)
APS Healthcare	$21,342	$30,359
Corporate	1,330	3,642

Total fee and other income	$22,672	$34,001

        Claims and other benefits.    Claims and other benefits increased by $39.2 million for the three months ended June 30, 2014 compared to the same period in 2013, primarily related to the Total Care benefits included in 2014, partially offset by a $1.5 million decline at APS Healthcare due to lower levels of risk business. The following table details claims and other benefits for our corporate segment:

	Three months ended June 30,
	2014	2013
	(in thousands)
APS Healthcare	$33,580	$35,038
Total Care	40,186	—
Corporate	428	—

Total claims and other benefits	$74,194	$35,038

        Amortization of intangible assets.    This represents the amortization of APS Healthcare and Total Care intangible assets. The decrease is primarily due to the prior year impairment of APS Healthcare intangible assets, resulting in a lower asset balance being amortized in 2014.

        Interest expense.    This represents interest related to the credit facility entered into in connection with our acquisition of APS Healthcare on March 2, 2012 and dividends on the Mandatorily Redeemable Preferred Shares, which were issued on April 29, 2011.

        Commissions and general expenses.    Total commissions and general expenses increased by $2.1 million for the three months ended June 30, 2014 compared to the same period in 2013. This was driven by an increase in general corporate expense of $5.8 million (primarily legal costs related to APS Healthcare matters), $3.7 million of 2014 Total Care operating expenses and a $2.1 million increase in ACO subsidiary operating expenses, partially offset by a $9.6 million decrease at APS Healthcare related to expense reduction initiatives and lower levels of business. The following table details commissions and general expenses for our corporate segment:

	Three months ended June 30,
	2014	2013
	(in thousands)
APS Healthcare	$23,193	$32,771
Total Care	3,700	—
ACOs	2,693	549
Corporate	17,810	12,020

Total commissions and general expenses	$47,396	$45,340

        Equity in losses of unconsolidated subsidiaries.    This line represents our share of losses on our unconsolidated ACO subsidiaries. Including the ACO operating expenses of our ACO subsidiary reported in commissions and general expenses above, total ACO costs were $10.0 million for the three months ended June 30, 2014 compared with $9.5 million for the three months ended June 30, 2013 and represent operating costs of our ACO business. We did not recognize any ACO revenue for the three or six month periods ended June 30, 2014. We expect that any revenue for the initial program periods ending December 31, 2013 will be reported in the third quarter of 2014. Based on the ACO operating agreements, we bear all costs of the ACO operations until revenue is recognized. At that point, we have the right to receive 100% of the shared savings revenue up to our costs incurred. Any remaining profit is generally shared equally with our ACO provider partners.

  Six months ended June 30, 2014 and 2013

        The loss before income taxes from our Corporate & Other segment decreased by $76.5 million for the six months ended June 30, 2014 compared to the same period in 2013. This was due primarily to a goodwill impairment charge of $91.7 million taken in the second quarter of 2013 related to APS Healthcare. Excluding the impairment charge, the loss for the six months ended June 30, 2014 was $15.2 million higher than the same period in 2013, driven by higher legal costs related to APS Healthcare matters and a $4.8 million increase in total ACO costs in 2014, partially offset by the earnings of Total Care, which was acquired in December 2013. The following table details the loss before income taxes for our corporate segment:

	Six months ended June 30,
	2014	2013
	(in thousands)
APS Healthcare	$240	$438
Total Care	2,055	—
ACOs	(23,076)	(18,259)
Interest expense	(3,506)	(3,260)
Asset impariment charges	—	(91,742)
Corporate	(29,267)	(17,239)

Total segment loss before income taxes	$(53,554)	$(130,062)

        Net premiums.    Net premiums increased by $78.7 million for the six months ended June 30, 2014 compared to the same period in 2013 primarily due to the Total Care revenue included in 2014 partially offset by a $6.4 million decrease in APS Healthcare premiums, due to a smaller block of risk business. The following table details net premiums for our corporate segment:

	Six months ended June 30,
	2014	2013
	(in thousands)
APS Healthcare	$74,022	$80,387
Total Care	84,460	—
Corporate	601	—

Total net premiums	$159,083	$80,387

        Fee and other income.    Fee and other income decreased by $22.1 million for the six months ended June 30, 2014 compared to the same period in 2013 primarily due to the planned reduction in fee for service business at APS Healthcare. The following table details fee and other income in our corporate segment:

	Six months ended June 30,
	2014	2013
	(in thousands)
APS Healthcare	$42,127	$61,079
Corporate	2,558	5,674

Total fee and other income	$44,685	$66,753

        Claims and other benefits.    Claims and other benefits increased by $75.3 million for the six months ended June 30, 2014 compared to the same period in 2013, primarily related to the Total Care benefits included in 2014. The following table details claims and other benefits for our corporate segment:

	Six months ended June 30,
	2014	2013
	(in thousands)
APS Healthcare	$66,810	$67,010
Total Care	74,917	—
Corporate	611	—

Total claims and other benefits	$142,338	$67,010

        Amortization of intangible assets.    This represents the amortization of APS Healthcare and Total Care intangible assets. The decrease is primarily due to prior year impairment of APS Healthcare intangible assets, resulting in a lower asset balance being amortized.

        Interest expense.    This represents interest related to the credit facility entered into in connection with our acquisition of APS Healthcare on March 2, 2012 and dividends on the Mandatorily Redeemable Preferred Shares, which were issued on April 29, 2011.

        Commissions and general expenses.    Total commissions and general expenses decreased by $0.4 million for the six months ended June 30, 2014 compared to the same period in 2013. This was driven by a $23.1 million decrease at APS Healthcare primarily related to expense reduction initiatives and lower levels of business, partially offset by an increase in general corporate expense of $9.2 million (primarily legal costs related to APS Healthcare matters), $7.0 million of 2014 Total Care operating expenses and a $6.4 million increase in ACO subsidiary operating expenses. The following table details commissions and general expenses for our corporate segment:

	Six months ended June 30,
	2014	2013
	(in thousands)
APS Healthcare	$48,244	$71,339
Total Care	7,048	—
ACOs	7,469	1,056
Corporate	32,345	23,097

Total commissions and general expenses	$95,106	$95,492

        Equity in losses of unconsolidated subsidiaries.    This line represents our share of losses on our unconsolidated ACO subsidiaries. Including the ACO operating expenses of our ACO subsidiary reported in commissions and general expenses above, total ACO costs were $23.1 million for the six months ended June 30, 2014 compared with $18.3 million for the six months ended June 30, 2013 and represent the operating costs of our ACO business. The increase of $4.8 million is driven by increased operating costs, as we had thirty-four ACO entities in operation for the majority of the six months ended June 30, 2014 compared to thirty-one for the same period in 2013. We did not recognize any ACO revenue for the six months ended June 30, 2014. We expect that any revenue for the initial program periods ending December 31, 2013 will be reported in the third quarter of 2014. Based on the ACO operating agreements, we bear all costs of the ACO operations until revenue is recognized. At that point, we have the right to receive 100% of the shared savings revenue up to our costs incurred. Any remaining profit is generally shared equally with our ACO provider partners.

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

        The parent company's sources and uses of liquidity are derived primarily from the following:

  •
  dividends from and capital contributions to our Insurance and HMO subsidiaries—Based on current estimates, we expect the aggregate amount of dividends that may be paid to our parent company in 2014 without prior approval by state regulatory authorities is approximately $53 million. Our subsidiaries paid $17.3 million in dividends to their holding companies in July 2014.

  •
  loans from our Insurance subsidiaries to support investments in our ACO business—During 2013, our Insurance subsidiaries loaned $22 million to our parent company.

  •
  the cash flows of our other subsidiaries, including our management service organization—Net cash flows available to our parent company amounted to approximately $5.7 million, during the three and six months ended June 30, 2014.

  •
  the cash flows of our ACO business and other growth initiatives—For the six months ended June 30, 2014, we incurred expenses of approximately $23.1 million, pre-tax, related to our ACO business, including our equity in the losses of our unconsolidated ACOs and have recognized no revenues to date. We expect to recognize ACO revenue in the third quarter of 2014 related to program periods ended December 31, 2013.

  •
  payment of dividends to shareholders—We do not currently pay a regular dividend to our shareholders, however, we have paid special dividends in the past, most recently in August 2013. Payment of any future dividends would be dependent upon an evaluation of excess capital, as discussed below.

  •
  repurchase of our common stock under our stock repurchase plan—On August 1, 2013, our Board of Directors authorized the repurchase of up to $40 million of our outstanding common stock. Purchases may occur from time to time in the open market, in privately negotiated transactions, or otherwise as market conditions permit. On May 13, 2014 we repurchased and retired six million shares of our common stock directly from funds associated with Capital Z Partners Management, LLC at a price of $6.03 per share. We used cash on hand to fund the repurchase of these shares.

  •
  payment of dividends to holders of our mandatorily redeemable preferred shares—Dividends to holders of our mandatorily redeemable preferred shares amount to $3.4 million per year and we have paid $1.7 million during the six months ended June 30, 2014. The $40 million face value of those shares cannot be redeemed prior to 2017, unless there is a change of control of the Company.

  •
  payment of debt principal, interest and fees required under our 2012 Credit Facility—During the six months ended June 30, 2014, we made interest payments totaling $1.4 million and other fee payments totaling $0.3 million. We were not required to make any principal payments as all scheduled 2014 principal payments, totaling $14.3 million, were prepaid in 2013, in connection with the amendment of our credit facility on November 4, 2013. There is a bullet payment of $74.9 million due in 2017.

  •
  payment of certain corporate overhead costs and public company expenses—Payments of certain corporate overhead costs and public company expenses amounted to $13.7 million for the six months ended June 30, 2014.

        As of June 30, 2014, we had approximately $39 million of cash and investments in our parent company and unregulated subsidiaries.

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

Additionally, the National Association of Insurance Commissioners, known as the NAIC, imposes regulatory risk-based capital, known as RBC, requirements on insurance companies. The level of RBC is calculated and reported annually. A number of remedial actions could be enforced if a company's total adjusted capital is less than 200% of authorized control level RBC. However, we generally consider target surplus to be 350% of authorized control level RBC. At December 31, 2013, all of our insurance subsidiaries had total adjusted capital in excess of our target of 350% of authorized control level RBC. Excess capital can be used by the insurance and HMO subsidiaries to make dividend payments to their respective holding companies, subject to certain restrictions, and from there to our parent company.

        At June 30, 2014, we held cash and invested assets of approximately $891 million at our insurance and HMO subsidiaries that could readily be converted to cash. We believe that this level of liquidity is sufficient to meet our obligations and pay expenses.

        We did not make any capital contributions to and did not declare or pay dividends from our insurance and HMO subsidiaries during the first half of 2014. Based on statutory capital and surplus levels at December 31, 2013, the aggregate amount of dividends that may be paid to our parent company during the remainder of 2014 without prior approval by state regulatory authorities is approximately $53 million.

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

        Total Care.    We require cash at Total Care to pay claims and other benefits for our member, to pay operating expenses, to maintain adequate capital levels. The primary sources of liquidity are premiums received from the New York Department of Health and policyholders. Total Care is required to maintain a contingent reserve equal to a percentage of premium that grades from 7.25% for 2013, ultimately to 12.5%. At December 31, 2013, Total Care had net worth in excess of the contingent reserve requirements.

        Investments.    We invest primarily in fixed maturity securities of the U.S. Government and its agencies, U.S. state and local governments, mortgage-backed securities and corporate fixed maturity securities with investment grade ratings of BBB- or higher by S&P or Baa3 or higher by Moody's Investor Service. As of June 30, 2014, approximately 98% of our fixed maturity investments had investment grade ratings from S&P or Moody's.

        At June 30, 2014, cash and cash equivalents represent approximately 6% of our total cash and invested assets, approximately 25% of cash and invested assets were held in securities backed by the U.S. government or its agencies and the average credit quality of our total investment portfolio was AA-.

        The average book yield of our total investment portfolio was 3.3% at June 30, 2014 and December 31, 2013.

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

        As of June 30, 2014, we were in compliance with all financial covenants, as amended.

        Our obligations under the Credit Agreement are secured by a first priority security interest in 100% of the capital stock of our material subsidiaries and are also guaranteed by certain of our subsidiaries.

        The 2012 Credit Facility bears interest at rates equal to, at our election, LIBOR or the base rate, plus an applicable margin that varies based on our consolidated leverage ratio from 1.75% to 2.50%, in the case of LIBOR loans, and from 0.75% to 1.50% in the case of base rate loans. Effective June 30, 2014, the interest rate on the term loan portion of the 2012 Credit Facility was 2.70% based on a spread of 2.50% above LIBOR.

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

  Critical Accounting Policies

        There have been no changes to our critical accounting policies during the current quarter ended June 30, 2014. For a description of our significant accounting policies, see Note 3—Summary of Significant Accounting Policies included in our Annual Report on Form 10-K for the year ended December 31, 2013.

Policy and Contract Claims—Accident and Health Policies

        The following table presents the components of the change in our liability for policy and contract claims—health:

Six months ended June 30, 2014
(in thousands)
Balance at beginning of period	$166,545
Less reinsurance recoverable	(5,694)

Net balance at beginning of period	160,851

Incurred related to:
Current year	817,967
Prior year development	(5,844)

Total incurred	812,123

Paid related to:
Current year	691,237
Prior year	126,371

Total paid	817,608

Net balance at end of period	155,366
Plus reinsurance recoverable	5,524

Balance at end of period	$160,890

        The liability for policy and contract claims—health at June 30, 2014 decreased by $5.7 million from December 31, 2013. The decrease in the liability was primarily attributable to the decrease in IBNR for our Medicare Advantage business.

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

        During the six months ended June 30, 2014, claim reserves settled, or are currently expected to be settled, for $5.8 million less than estimated at December 31, 2013. Prior period development represents less than 0.4% of the incurred claims recorded in 2013.

Sensitivity Analysis

        The following table illustrates the sensitivity of our accident and health IBNR payable at June 30, 2014 to identified reasonably possible changes to the estimated weighted average completion factors and health care cost trend rates. However, it is possible that the actual completion factors and health care cost trend rates will develop differently from our historical patterns and therefore could be outside of the ranges illustrated below.

Completion Factor(1):		Claims Trend Factor(2):
(Decrease) Increase in Factor	Increase (Decrease) in Net Health IBNR	(Decrease) Increase in Factor	(Decrease) Increase in Net Health IBNR
($ in thousands)
-3%	$359	-3%	$(5,828)
-2%	240	-2%	(3,885)
-1%	120	-1%	(1,943)
1%	(120)	1%	1,943
2%	(239)	2%	3,885
3%	(359)	3%	5,828

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

        The sensitivity analysis of interest rate risk assumes an instantaneous shift in a parallel fashion across the yield curve, with scenarios of interest rates increasing and decreasing 100 and 200 basis points from their levels as of June 30, 2014, and with all other variables held constant. The following table summarizes the impact of the assumed changes in market interest rates at June 30, 2014. Due to the current low interest rate environment, when estimating the effect of market interest rate decreases on fair value we have set an interest rate floor of 0% and have not allowed interest rates to go negative.

June 30, 2014	Effect of Change in Market Interest Rates on Fair Value of Fixed Income Portfolio as of June 30, 2014
Fair Value of Fixed Income Portfolio	200 Basis Point Decrease	100 Basis Point Decrease	100 Basis Point Increase	200 Basis Point Increase
(in millions)
$868.1	$51.7	$30.6	$(33.7)	$(67.0)

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

        The sensitivity analysis of interest rate risk assumes scenarios involving increases or decreases in LIBOR of 100 and 200 basis points from their levels as of and for the three months ended June 30, 2014, and with all other variables held constant. The following table summarizes the impact of changes in LIBOR. Due to the current low interest rate environment, when estimating the effect of LIBOR decreases on pre-tax income, we have set an interest rate floor of 0% and have not allowed LIBOR to go negative.

			Effect of Change in LIBOR on Pre-tax Income for the quarter ended June 30, 2014
		Weighted Average Balance Outstanding
Description of Floating Rate Debt	Weighted Average Interest Rate		200 Basis Point Decrease(1)	100 Basis Point Decrease(1)	100 Basis Point Increase	200 Basis Point Increase
		(in millions)
Loan payable	2.71%	$103.4	$0.1	$0.1	$(0.5)	$(1.0)

(1)
The LIBOR rate from January to June on our Loan payable was approximately 21 basis points and, for the purposes of this illustration, decreases in monthly rates over this period have been limited to this rate.

        We have floating rate debt outstanding of $103.4 million as of June 30, 2014, which is exposed to rising interest rates. In addition, we had approximately $57.7 million of cash and cash equivalents as of June 30, 2014. Our exposure to rising interest costs on our debt would be partially mitigated by the increase in net investment income on our cash and cash equivalents.

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

  Evaluation of Effectiveness of Controls

        We carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2014. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2014, at a reasonable assurance level, to timely alert management to material information required to be included in our periodic filings with the Securities and Exchange Commission.

  Changes in Internal Control over Financial Reporting

        There were no changes in our internal controls over financial reporting during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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
32.1
Certification of the Chief Executive Officer and Chief Financial Officer, as required by Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.
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

UNIVERSAL AMERICAN CORP.
July 29, 2014	/s/ RICHARD A. BARASCH Richard A. Barasch Chief Executive Officer
July 29, 2014	/s/ ROBERT A. WAEGELEIN Robert A. Waegelein President and Chief Financial Officer (Principal Accounting Officer)