Form 10-Q
period 2014-09-30
UNIVERSAL AMERICAN CORP.
filed 2014-10-29
CIK 1514128

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
OR
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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

        Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Class of Common Stock	Outstanding at October 24, 2014
Non-voting, par value $0.01 per share	3,300,000 shares
Voting, par value $0.01 per share	80,431,716 shares

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

PART I

ITEM 1—FINANCIAL STATEMENTS

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	September 30, 2014	December 31, 2013
	Unaudited
ASSETS
Investments:
Fixed maturities available for sale, at fair value (amortized cost: 2014, $843,624; 2013, $913,453)	$870,989	$933,398
Short-term investments	8,996	—
Other invested assets	27,439	22,575

Total investments	907,424	955,973
Cash and cash equivalents	100,380	69,574
Accrued investment income	7,409	7,056
Deferred policy acquisition costs	80,718	90,136
Reinsurance recoverables—life	504,524	520,243
Reinsurance recoverables—health	138,932	142,749
Due and unpaid premiums	35,610	59,383
Present value of future profits and other amortizing intangible assets	15,115	20,331
Goodwill and other indefinite lived intangible assets	73,649	77,526
Deferred income tax asset	1,388	2,762
Income taxes receivable	39,296	45,392
Other assets	130,085	110,541

Total assets	$2,034,530	$2,101,666

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Reserves and other policy liabilities—life	$519,668	$532,077
Reserves for future policy benefits—health	455,871	462,832
Policy and contract claims—health	146,658	166,545
Premiums received in advance	8,652	8,632
Series A mandatorily redeemable preferred shares	40,000	40,000
Loan payable	103,447	103,447
Amounts due to reinsurers	8,500	7,690
Other liabilities	127,059	115,544

Total liabilities	1,409,855	1,436,767

STOCKHOLDERS' EQUITY
Preferred stock (Authorized: 40 million shares)	—	—
Common stock—voting (Authorized: 400 million shares; issued and outstanding: 2014, 80.4 million shares; 2013, 85.5 million shares)	804	855
Common stock—non-voting (Authorized: 60 million shares; issued and outstanding: 3.3 million shares)	33	33
Additional paid-in capital	665,864	693,329
Accumulated other comprehensive income	11,502	7,329
Retained deficit	(53,528)	(36,647)

Total stockholders' equity	624,675	664,899

Total liabilities and stockholders' equity	$2,034,530	$2,101,666

See Notes to unaudited Consolidated Financial Statements.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share amounts)

	For the three months ended September 30,
	2014	2013
Revenues:
Net premium and policyholder fees earned	$473,278	$487,496
Net investment income	10,284	8,740
Fee and other income	24,885	23,298
Net realized (losses) gains	(928)	624

Total revenues	507,519	520,158

Benefits, claims and expenses:
Claims and other benefits	403,707	412,584
Change in deferred policy acquisition costs	4,889	3,471
Amortization of intangible assets	1,197	2,218
Commissions	7,214	9,309
Reinsurance commissions and expense allowances	1,658	1,888
Interest expense	1,559	1,647
Affordable Care Act fee	5,848	—
Other operating costs and expenses	83,954	100,244

Total benefits, claims and expenses	510,026	531,361

Loss before equity in earnings (losses) of unconsolidated subsidiaries	(2,507)	(11,203)
Equity in earnings (losses) of unconsolidated subsidiaries	5,230	(7,869)

Income (loss) before income taxes	2,723	(19,072)
Provision for (benefit from) income taxes	4,813	(6,371)

Net loss	$(2,090)	$(12,701)

Loss per common share:
Basic	$(0.03)	$(0.15)

Diluted	$(0.03)	$(0.15)

Weighted average shares outstanding:
Basic weighted average shares outstanding	81,715	87,402
Effect of dilutive securities	—	—

Diluted weighted average shares outstanding	81,715	87,402

See Notes to unaudited Consolidated Financial Statements.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share amounts)

	For the nine months ended September 30,
	2014	2013
Revenues:
Net premium and policyholder fees earned	$1,443,470	$1,493,015
Net investment income	26,116	28,136
Fee and other income	69,401	83,066
Net realized gains	574	13,181

Total revenues	1,539,561	1,617,398

Benefits, claims and expenses:
Claims and other benefits	1,216,177	1,261,685
Change in deferred policy acquisition costs	9,418	9,512
Amortization of intangible assets	3,765	6,677
Commissions	21,714	27,636
Reinsurance commissions and expense allowances	5,057	4,920
Interest expense	4,661	4,903
Asset impairment charges	—	91,742
Affordable Care Act fee	17,509	—
Other operating costs and expenses	259,214	275,785

Total benefits, claims and expenses	1,537,515	1,682,860

Income (loss) before equity in losses of unconsolidated subsidiaries	2,046	(65,462)
Equity in losses of unconsolidated subsidiaries	(10,377)	(25,072)

Loss before income taxes	(8,331)	(90,534)
Provision for income taxes	8,617	25

Net loss	$(16,948)	$(90,559)

Loss per common share:
Basic	$(0.20)	$(1.04)

Diluted	$(0.20)	$(1.04)

Weighted average shares outstanding:
Basic weighted average shares outstanding	84,564	87,370
Effect of dilutive securities	—	—

Diluted weighted average shares outstanding	84,564	87,370

See Notes to unaudited Consolidated Financial Statements.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

(in thousands)

	For the three months ended September 30,		For the nine months ended September 30,
	2014	2013	2014	2013
Comprehensive loss:
Net loss	$(2,090)	$(12,701)	$(16,948)	$(90,559)
Other comprehensive (loss) income, net of income taxes:
Unrealized (loss) gain on investments	(5,383)	(127)	5,678	(13,678)
Less: reclassification adjustment for (losses) gains included in net loss	603	(406)	(373)	(8,568)

Change in net unrealized (loss) gain on securities available for sale	(4,780)	(533)	5,305	(22,246)
Change in long-term claim reserve adjustment	932	576	(1,132)	2,586

Total other comprehensive (loss) income, net of income taxes	(3,848)	43	4,173	(19,660)

Comprehensive loss	$(5,938)	$(12,658)	$(12,775)	$(110,219)

See Notes to unaudited Consolidated Financial Statements.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Unaudited)

(in thousands)

	Common Stock			Accumulated Other Comprehensive Income
			Additional Paid-in Capital		Retained Earnings (Deficit)
	Voting	Non-Voting				Total
2013
Balance at January 1, 2013	$850	$33	$827,298	$29,089	$155,227	$1,012,497
Net loss	—	—	—	—	(90,559)	(90,559)
Other comprehensive loss	—	—	—	(19,660)	—	(19,660)
Net issuance of common stock	5	—	4,163	—	—	4,168
Stock-based compensation	—	—	3,200	—	—	3,200
Dividends to stockholders	—	—	(76,966)	—	(64,668)	(141,634)

Balance at September 30, 2013	$855	$33	$757,695	$9,429	$—	$768,012

2014
Balance at January 1, 2014	$855	$33	$693,329	$7,329	$(36,647)	$664,899
Net loss	—	—	—	—	(16,948)	(16,948)
Other comprehensive income	—	—	—	4,173	—	4,173
Net issuance of common stock	9	—	5,019	—	—	5,028
Stock-based compensation	—	—	3,372	—	—	3,372
Dividends to stockholders	—	—	264	—	67	331
Share retirement	(60)	—	(36,120)	—	—	(36,180)

Balance at September 30, 2014	$804	$33	$665,864	$11,502	$(53,528)	$624,675

See Notes to unaudited Consolidated Financial Statements.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	For the nine months ended September 30,
	2014	2013
Operating activities:
Net loss	$(16,948)	$(90,559)
Adjustments to reconcile net loss to cash provided by operating activities, net of balances acquired:
Deferred income taxes	(973)	(6,463)
Net realized gains on investments	(2,133)	(13,181)
Realized loss on sale of business	1,559	—
Amortization of intangible assets	3,765	6,677
Amortization of debt issuance costs	1,314	999
Asset impairment charge	—	91,742
Net amortization of bond premium	3,673	5,064
Depreciation expense	6,065	8,615
Changes in operating assets and liabilities:
Affordable Care Act fee	(5,929)	—
Deferred policy acquisition costs	9,418	9,512
Reserves and other policy liabilities—life	(12,409)	(13,252)
Reserves for future policy benefits—health	(8,703)	(386)
Policy and contract claims—health	(16,626)	(1,061)
Reinsurance balances	20,346	15,973
Due and unpaid/advance premium, net	24,097	24,472
Income taxes receivable	7,012	(10,034)
Other, net	(179)	(21,901)

Cash provided by operating activities	13,349	6,217
Investing activities:
Proceeds from sale, maturity, call, paydown or redemption of fixed maturity investments	179,120	487,537
Cost of fixed maturity investments acquired	(120,289)	(315,949)
Change in short-term investments	(8,996)	16,993
Sale of business, net of cash sold	13,372	—
Purchase of fixed assets	(4,372)	(4,448)
Other investing activities	(3,222)	(4,471)

Cash provided by investing activities	55,613	179,662
Financing activities:
Net proceeds from issuance of common and preferred stock, net of tax effect	(661)	394
Share retirement	(36,180)	—
Dividends paid to stockholders	(1,315)	(141,337)
Principal payment on loan payable	—	(10,701)

Cash used for financing activities	(38,156)	(151,644)

Net increase in cash and cash equivalents	30,806	34,235
Cash and cash equivalents at beginning of period	69,574	59,779

Cash and cash equivalents at end of period	$100,380	$94,014

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

        Through our Medicare Advantage subsidiaries, we sell Medicare Coordinated Care Plan products, which we call HMOs, Medicare Coordinated Care products built around contracted networks of providers, which we call PPOs and Medicare Advantage private fee-for-service products, known as PFFS Plans. On August 29, 2014, we completed our sale of Today's Options of Oklahoma, Inc., known as TOOK, to Momentum Health, LLC. TOOK operates an HMO Medicare Advantage plan in Oklahoma with approximately 5,800 members. For further discussion of this transaction, see Note 10—Other Disclosures.

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

        Through our subsidiary, Collaborative Health Systems, LLC, also known as CHS, we formed Accountable Care Organizations, or ACOs, under the Medicare Shared Savings Program ("Shared Savings Program") with physicians and other healthcare professionals. As of September 30, 2014 we had thirty ACOs previously approved for participation in the program by the Centers for Medicare & Medicaid Services, known as CMS. In June 2014, we ceased our participation in three ACOs based on a variety of factors, including the level of engagement by the physicians in the ACO and the likelihood of those ACOs achieving shared savings. We may further reduce our participation in ACOs as we continue to evaluate their performance. In addition, earlier in 2014 we merged two ACOs to take advantage of operating synergies. Based on data provided by CMS, these thirty ACOs currently include approximately 4,500 participating providers with approximately 340,000 assigned Medicare fee-for-service beneficiaries covering portions of twelve states, both within and outside our current Medicare Advantage footprint, including southeast Texas and upstate New York. CHS provides these ACOs with care coordination, analytics and reporting, technology and other administrative capabilities to enable participating providers to deliver better care and lower healthcare costs for their Medicare fee-for-service beneficiaries. The Company provides funding to CHS to support the operating activities of CHS and the ACOs. On December 1, 2013, we completed our acquisition of the assets of the Total Care Medicaid managed care plan, known as Total Care. Total Care is a Medicaid health plan in Upstate New York, currently serving approximately 40,600 members in Syracuse and surrounding areas. For further discussion of this transaction, see Note 10—Other Disclosures.

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

2. BASIS OF PRESENTATION

        We have prepared the accompanying Consolidated Financial Statements in conformity with U.S. generally accepted accounting principles, or U.S. GAAP, for interim reporting in accordance with Article 10 of the Securities and Exchange Commission's Regulation S-X. Accordingly, they do not include all of the disclosures normally required by U.S. GAAP or those normally made in an Annual Report on Form 10-K. For our insurance and HMO subsidiaries, U.S. GAAP differs from statutory accounting practices prescribed or permitted by regulatory authorities. We have eliminated all material intercompany transactions and balances. The interim financial information in this report is unaudited, but in the opinion of management, includes all adjustments, including normal, recurring adjustments necessary to present fairly the financial position and results of operations for the periods reported. The results of operations for the three and nine months ended September 30, 2014 and 2013 are not necessarily indicative of the results to be expected for the full year.

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

        During September 2014, we received notice that the ACOs we formed in partnership with primary care physicians generated $57 million in total program savings for CMS, as part of the Medicare

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

2. BASIS OF PRESENTATION (Continued)

Shared Savings Program for program years 2012 and 2013. Of our 30 ACOs with start dates in 2012 and 2013, the results showed that:

  •
  3 ACOs, serving more than 56,000 Medicare beneficiaries and including our largest ACO in Houston, qualified for savings;

  •
  11 ACOs, serving more than 120,000 Medicare beneficiaries, generated savings but fell below their Minimum Savings Rate required to share savings with CMS;

  •
  8 ACOs were within 2 percent of their benchmark;

  •
  8 ACOs were 2 percent or more above their benchmark; and

  •
  All ACOs met CMS's quality reporting standards.

        The 3 ACOs qualifying for savings will receive payments of $20.4 million, part to be paid to physicians and part to defray a portion of the costs that we have incurred. Our share of these savings, including expense recovery, amounted to $13.4 million, which is reflected in equity in earnings (losses) of unconsolidated subsidiaries in our consolidated statements of operations. We received these payments in October 2014.

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

        Reclassifications:    Beginning in 2014, in connection with the reporting of minimum medical loss ratios under the Affordable Care Act, we are reporting the costs of quality improvement initiatives in claims and other benefits in the consolidated statements of operations. Historically, these costs were reported in other operating costs and expenses. To maintain consistency with the new reporting classification, for the three and nine months ended September 30, 2013 we have reclassified quality improvement initiative costs of $7.0 million and $19.9 million, respectively, from other operating costs and expenses to claims and other benefits in our consolidated statements of operations.

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

        The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The following steps are to be applied to achieve this core principle: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when, or as, the entity satisfies a performance obligation

        ASU 2014-09 provides companies with two implementation methods. Companies can choose to apply the standard retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the standard recognized at the date of initial application. This guidance is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period, and early application is not permitted. We do not expect adoption of this guidance to have a material impact on our financial position, results of operations or cash flows in future periods.

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

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

3. RECENTLY ISSUED AND PENDING ACCOUNTING PRONOUNCEMENTS (Continued)

        In January 2014, we had estimated that the fee to be paid in 2014, based on 2013 direct written premiums, would be approximately $21.7 million. As required under generally accepted accounting principles, we accrued this amount in other liabilities in our consolidated balance sheets in January 2014, with an offsetting deferred cost asset recorded in other assets. The asset is being amortized ratably over 2014 and is reported on a separate line in our consolidated statements of operations. In the second quarter, we received further data indicating the fee would be approximately $23.4 million and adjusted our accrual accordingly. In the third quarter of 2014, we made a payment of $23.4 million, representing our share of the ACA fee (including $0.3 million related to TOOK, for which we were reimbursed by the acquirer). For the three and nine month periods ended September 30, 2014, we amortized $5.8 million and $17.5 million, respectively, and as of September 30, 2014, we have an asset of $5.6 million representing the prepaid balance of the ACA Fee, which will be amortized in the fourth quarter of 2014.

4. INVESTMENTS

        The amortized cost and fair value of fixed maturity investments are as follows:

	September 30, 2014
Classification	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Gross Unrealized OTTI(1)	Fair Value
	(in thousands)
U.S. Treasury securities and U.S. Government obligations	$53,840	$113	$(120)	$—	$53,833
Government sponsored agencies	4,549	50	(42)	—	4,557
Other political subdivisions	57,257	1,681	(65)	—	58,873
Corporate debt securities	360,436	18,524	(563)	—	378,397
Foreign debt securities	75,346	3,133	(45)	—	78,434
Residential mortgage-backed securities	167,196	5,389	(1,526)	—	171,059
Commercial mortgage-backed securities	85,856	1,636	(76)	(40)	87,376
Other asset-backed securities	39,144	477	(20)	(1,141)	38,460

	$843,624	$31,003	$(2,457)	$(1,181)	$870,989

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

(1)
Other-than-temporary impairments.

        At September 30, 2014, gross unrealized losses on mortgage-backed and asset- backed securities totaled $2.8 million, consisting primarily of unrealized losses of $1.5 million on residential mortgage-backed securities and $1.1 million related to one subprime residential mortgage-backed security. The fair value of the subprime security is depressed due to the deterioration of collectability of the underlying mortgages. The fair values of the other securities are depressed primarily due to changes in interest rates. We have evaluated these holdings, with input from our investment managers, and do not believe further other-than-temporary impairment to be warranted.

        The amortized cost and fair value of fixed maturity investments at September 30, 2014 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
	(in thousands)
Due in 1 year or less	$39,918	$40,382
Due after 1 year through 5 years	273,201	284,191
Due after 5 years through 10 years	161,781	169,315
Due after 10 years	76,528	80,206
Mortgage and asset-backed securities	292,196	296,895

	$843,624	$870,989

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

4. INVESTMENTS (Continued)

        The fair value and unrealized loss as of September 30, 2014 and 2013 for fixed maturities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are shown below:

	Less than 12 Months		12 Months or Longer		Total
September 30, 2014	Fair Value	Gross Unrealized Losses and OTTI	Fair Value	Gross Unrealized Losses and OTTI	Fair Value	Gross Unrealized Losses and OTTI
	(in thousands)
U.S. Treasury securities and U.S. Government obligations	$26,142	$(98)	$979	$(22)	$27,121	$(120)
Government sponsored agencies	—	—	995	(42)	995	(42)
Other political subdivisions	2,913	(44)	3,610	(21)	6,523	(65)
Corporate debt securities	40,221	(326)	11,332	(237)	51,553	(563)
Foreign debt securities	3,928	(23)	3,357	(22)	7,285	(45)
Residential mortgage-backed securities	14,872	(7)	37,941	(1,519)	52,813	(1,526)
Commercial mortgage-backed securities	19,932	(76)	965	(40)	20,897	(116)
Other asset-backed securities	8,034	(20)	5,859	(1,141)	13,893	(1,161)

Total fixed maturities	$116,042	$(594)	$65,038	$(3,044)	$181,080	$(3,638)

Total number of securities in an unrealized loss position						94

	Less than 12 Months		12 Months or Longer		Total
December 31, 2013	Fair Value	Gross Unrealized Losses and OTTI	Fair Value	Gross Unrealized Losses and OTTI	Fair Value	Gross Unrealized Losses and OTTI
	(in thousands)
U.S. Treasury securities and U.S. Government obligations	$17,951	$(67)	$—	$—	$17,951	$(67)
Government sponsored agencies	—	—	1,911	(170)	1,911	(170)
Other political subdivisions	26,733	(335)	6,264	(177)	32,997	(512)
Corporate debt securities	74,902	(1,518)	5,559	(189)	80,461	(1,707)
Foreign debt securities	17,561	(705)	3,091	(64)	20,652	(769)
Residential mortgage-backed securities	82,898	(3,337)	10,348	(806)	93,246	(4,143)
Commercial mortgage-backed securities	6,195	(17)	1,079	(37)	7,274	(54)
Other asset-backed securities	9,530	(25)	5,333	(1,667)	14,863	(1,692)

Total fixed maturities	$235,770	$(6,004)	$33,585	$(3,110)	$269,355	$(9,114)

Total number of securities in an unrealized loss position						144

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

4. INVESTMENTS (Continued)

        The decrease in gross unrealized losses at September 30, 2014 compared to December 31, 2013, and the resulting decrease in the number of securities in an unrealized loss position, is due to an overall flattening of the yield curve during 2014, resulting in a decline in interest-related unrealized losses.

  Interest Rate Swaps

        We terminated all outstanding interest rate swaps during 2013 and had no outstanding interest rate swaps at September 30, 2014.

  Realized Gains and Losses

        Gross realized gains and losses included in the consolidated statements of operations are as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2014	2013	2014	2013
	(in thousands)
Realized gains on investments:
Fixed maturities	$641	$3,216	$2,582	$8,241
Interest rate swap	—	—	—	9,927
Other	—	9	—	49

	641	3,225	2,582	18,217

Realized losses on investments:
Fixed maturities	(10)	(2,033)	(449)	(4,468)
Other	—	(568)	—	(568)

	(10)	(2,601)	(449)	(5,036)

Net realized gains on investments	631	624	2,133	13,181
Realized loss on sale of business(1)	(1,559)	—	(1,559)	—

Net realized (losses) gains	$(928)	$624	$574	$13,181

(1)
Represents loss realized upon the sale of Today's Options of Oklahoma. For further discussion of this transaction, see Note 10—Other Disclosures.

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

        The following table presents our recurring fair value measurements by ASC-820-10 hierarchy levels (in thousands):

	Total	Level 1	Level 2	Level 3
September 30, 2014
Assets:
Fixed maturities, available for sale	$870,989	$—	$870,694	$295
Equity securities	13,993	—	13,993	—

Total assets	$884,982	$—	$884,687	$295

December 31, 2013
Assets:
Fixed maturities, available for sale	$933,398	$—	$931,106	$2,292
Equity securities	13,253	—	13,253	—

Total assets	$946,651	$—	$944,359	$2,292

        The following table provides a summary of changes in the recurring fair value measurement of our Level 3 financial instruments:

Fixed Maturities
(in thousands)
Fair value as of December 31, 2013	$2,292
Paydowns	(47)
Unrealized losses included in AOCI(1)(2)	(1)

Fair value as of March 31, 2014	2,244
Paydowns	(42)

Fair value as of June 30, 2014	2,202
Paydowns	(1,520)
Unrealized gains included in AOCI(1)(2)	(389)
Realized gain	2

Fair value as of September 30, 2014	$295

(1)
AOCI: Accumulated other comprehensive income.

(2)
Unrealized gains and losses represent changes in values of Level 3 financial instruments only for the periods in which the instruments are classified as Level 3.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

6. ACCUMULATED OTHER COMPREHENSIVE INCOME

        The components of accumulated other comprehensive income are as follows (in thousands):

	Net Unrealized Gains (Losses) on Investments Available for Sale	Gross Unrealized OTTI	Long-Term Claim Reserve Adjustment	Accumulated Other Comprehensive Income
Three months ended September 30, 2014
Balance as of July 1, 2014	$24,077	$(1,190)	$(7,537)	$15,350
Other comprehensive loss before reclassifications	(5,806)	423	932	(4,451)
Amounts reclassified from other comprehensive income	603	—	—	603

Net current-period other comprehensive income	(5,203)	423	932	(3,848)

Balance as of September 30, 2014	$18,874	$(767)	$(6,605)	$11,502

Three months ended September 30, 2013
Balance as of July 1, 2013	$16,723	$(1,512)	$(5,825)	$9,386
Other comprehensive income before reclassifications	(213)	86	576	449
Amounts reclassified from accumulated other comprehensive income	(406)	—	—	(406)

Net current-period other comprehensive income	(619)	86	576	43

Balance as of September 30, 2013	$16,104	$(1,426)	$(5,249)	$9,429

Nine months ended September 30, 2014
Balance as of January 1, 2014	$13,909	$(1,107)	$(5,473)	$7,329
Other comprehensive income before reclassifications	5,338	340	(1,132)	4,546
Amounts reclassified from other comprehensive income	(373)	—	—	(373)

Net current-period other comprehensive income	4,965	340	(1,132)	4,173

Balance as of September 30, 2014	$18,874	$(767)	$(6,605)	$11,502

Nine months ended September 30, 2013
Balance as of January 1, 2013	$39,934	$(3,010)	$(7,835)	$29,089
Other comprehensive loss before reclassifications	(15,262)	1,584	2,586	(11,092)
Amounts reclassified from accumulated other comprehensive income	(8,568)	—	—	(8,568)

Net current-period other comprehensive loss	(23,830)	1,584	2,586	(19,660)

Balance as of September 30, 2013	$16,104	$(1,426)	$(5,249)	$9,429

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

        Compensation expense, included in other operating costs and expenses, and the related tax benefit were as follows:

	Three Months Ended September 30,
	2014	2013
	(in thousands)
Stock options	$1,096	$1,281
Restricted stock awards	1,415	1,026

Total stock-based compensation expense	2,511	2,307
Tax benefit recognized(1)	745	481

Stock-based compensation expense, net of tax	$1,766	$1,826

	Nine Months Ended September 30,
	2014	2013
	(in thousands)
Stock options	$3,372	$3,200
Restricted stock awards	4,090	2,824

Total stock-based compensation expense	7,462	6,024
Tax benefit recognized(1)	2,207	964

Stock-based compensation expense, net of tax	$5,255	$5,060

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

7. STOCK-BASED COMPENSATION (Continued)

        We estimated the fair value for options granted during the period at the date of grant using a Black-Scholes option pricing model with the following range of assumptions:

For options granted in 2014
Weighted-average grant date fair value	$2.11 - $2.43
Risk free interest rates	1.11% - 1.43%
Dividend yields	0.00%
Expected volatility	35.12% - 39.49%
Expected lives of options (in years)	3.75

        We did not capitalize any cost of stock-based compensation. Future expense may vary based upon factors such as the number of awards granted by us and the then-current fair value of such awards.

        A summary of option activity for the nine months ended September 30, 2014 is set forth below:

Options	Options (in thousands)	Weighted Average Exercise Price
Outstanding at January 1, 2014	5,692	$7.37
Granted	1,487	7.05
Exercised	(225)	6.84
Forfeited or expired	(1,024)	7.33

Outstanding at September 30, 2014	5,930	$7.32

        The total intrinsic value of stock options (the amount by which the market price of the stock on the date of exercise exceeded the exercise price of the option) exercised was $0.2 million and less than $0.1 million for the nine month periods ended September 30, 2014 and 2013, respectively.

        We received proceeds of $1.5 million and $0.6 million from the exercise of stock options for the nine month periods ended September 30, 2014 and 2013, respectively.

        As of September 30, 2014, the total compensation cost related to non-vested option awards not yet recognized was $8.1 million, which we expect to recognize over a weighted average period of 2.3 years.

  Restricted Stock Awards

        In accordance with our 2011 Equity Plan, we may grant restricted stock to employees, directors and other third parties. These awards generally vest ratably over a four-year period; however during the nine months ended September 30, 2014 and 2013 we paid a portion of the annual bonuses in the form of restricted stock. The 2014 award and 2013 award vest under certain circumstances on the one-year and two-year anniversary of the grant, respectively. We generally value restricted stock awards at an amount equal to the market price of our common stock on the date of grant. We recognize compensation expense for restricted stock awards on a straight line basis over the vesting period.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

7. STOCK-BASED COMPENSATION (Continued)

        A summary of non-vested restricted stock award activity for the nine months ended September 30, 2014 is set forth below:

Non-Vested Restricted Stock	Shares (in thousands)	Weighted Average Grant-Date Fair Value
Non-vested at January 1, 2014	1,333	$9.54
Granted	1,421	6.89
Vested	(357)	9.99
Forfeited	(404)	8.08

Non-vested at September 30, 2014	1,993	$7.86

        The total fair value of shares of restricted stock vested during the three months ended September 30, 2014 was $2.6 million.

  Tax Benefits of Stock-Based Compensation

        ASC 718-10 requires us to report the benefits of tax deductions in excess of recognized compensation cost of equity awards as a financing cash flow. We recognized ($0.7) million and $0.4 million of financing cash flows for these excess tax deductions for the nine months ended September 30, 2014 and 2013, respectively.

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

claim. The court granted the motion with respect to the securities fraud claims and portions of the common law fraud claims on the ground that they did not provide enough detail about each Defendant's specific role in the alleged fraud. On September 22, 2014, the Company filed an Amended Complaint to provide additional details regarding each Defendant's role in the alleged fraud.

  Government Regulations, Investigations

        Laws and regulations governing Medicare, Medicaid and other state and federal healthcare and insurance programs are complex and subject to significant interpretation. As part of the 2010 healthcare reform legislation, CMS, State regulatory agencies and other regulatory agencies have been exercising increased oversight and regulatory authority over our Medicare and other businesses. Compliance with such laws and regulations is subject to CMS audit, other governmental review and investigation and significant and complex interpretation. CMS audits our Medicare Advantage plans with regularity to ensure we are in compliance with applicable laws, rules, regulations and CMS instructions. There can be no assurance that we will be found to be in compliance with all such laws, rules and regulations in connection with these audits, reviews and investigations, and at times we have been found to be out of compliance. Failure to be in compliance can subject us to significant regulatory action including significant fines, penalties, cancellation of contracts with governmental agencies or operating restrictions on our business, including, without limitation, suspension of our ability to market to and enroll new members in our Medicare plans, termination of our contracts with CMS, exclusion from Medicare and other state and federal healthcare programs and inability to expand into new markets or add new products within existing markets.

        Certain of our businesses provide products and services to various government agencies. As a government contractor, we are subject to the terms of the contracts we have with those agencies and applicable laws governing government contracts. We may also be subject to false claim act litigation (also known as qui tam litigation) brought by individuals who seek to sue on behalf of the government, alleging that the government contractor submitted false claims to the government. Innovative Resources Group, LLC ("IRG"), a subsidiary of APS Healthcare, is the subject of an investigation by the Department of Health and Human Services, Office of Inspector General relating to its Medicaid contracts with the State of Missouri that were in existence from 2006 to 2010 and is also the subject of an investigation by the Tennessee Attorney General's office related to IRG's operation of a disease management, health management and wellness program for Tennessee state employees that was in existence in 2011 and 2012. In September 2014, IRG settled a false claim act litigation involving its Medicaid contract with the State of Nevada that terminated in 2010. It is possible that IRG, other APS Healthcare subsidiaries or other Universal American companies could be party to additional false claims act investigations and litigation in the future and that the existing or future litigation or investigations could have a material adverse effect on our business and results of operations.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

9. BUSINESS SEGMENT INFORMATION

        As of September 30, 2014, our business segments are based on product and consist of

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

        Financial data by segment, with a reconciliation of segment revenues and segment income (loss) before income taxes to total revenue and income from continuing operations before income taxes in accordance with U.S. GAAP is as follows:

	Three months ended September 30,
	2014		2013
	Revenues	Income(loss) before Income Taxes	Revenues	Income(loss) before Income Taxes
	(in thousands)
Senior Managed Care—Medicare Advantage	$344,406	$5,260	$400,104	$3,158
Traditional Insurance	50,044	(53)	57,653	4,313
Corporate & Other	114,790	(1,556)	62,413	(27,167)
Intersegment revenues	(793)	—	(636)	—
Adjustments to segment amounts:
Net realized (losses) gains(1)	(928)	(928)	624	624

Total	$507,519	$2,723	$520,158	$(19,072)

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

9. BUSINESS SEGMENT INFORMATION (Continued)

	Nine months ended September 30,
	2014		2013
	Revenues	Income(loss) before Income Taxes	Revenues	Income(loss) before Income Taxes
	(in thousands)
Senior Managed Care—Medicare Advantage	$1,066,567	$42,938	$1,225,041	$41,798
Traditional Insurance	155,914	3,267	177,914	11,716
Corporate & Other	318,851	(55,110)	209,773	(157,229)
Intersegment revenues	(2,345)	—	(8,511)	—
Adjustments to segment amounts:
Net realized gains(1)	574	574	13,181	13,181

Total	$1,539,561	$(8,331)	$1,617,398	$(90,534)

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

        As the year progresses, we refine our estimate of full year pre-tax income as new information becomes available, including actual year-to- date financial results. This continual estimation process could result in a change to our estimated annual effective tax rate, or cause us to change between use of an estimated annual effective tax rate and actual year-to-date financial results in calculating our year-to-date income tax provision. When this occurs, we adjust the income tax provision during the quarter in which the change occurs so that the year-to-date income tax provision reflects the current estimates and methodology used. In both cases, the tax effect of realized gains and losses as well as non-recurring tax items are reported in the interim period in which they occur. Significant judgment is required in determining our annual estimated effective tax rate and in evaluating our tax positions.

        For the three and nine months ended September 30, 2014, we determined our current year income tax provision using actual year-to-date financial results for our domestic and foreign tax jurisdictions, as compared to the estimated annual effective tax rate method utilized in 2013.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

10. OTHER DISCLOSURES (Continued)

        Our effective tax rate was 176.8% for the third quarter of 2014 compared to 33.4% for the third quarter of 2013. The variance in the effective tax rate compared with the 35% federal rate was driven primarily by permanent items. For the quarter ended September 30, 2014, the tax effect of permanent items exceeded the tax effect of our loss from operations, resulting in income tax expense. Permanent items include those items that were mandated as non-deductible under the Affordable Care Act (ACA fee of $5.8 million in 2014 and non-deductible executive compensation,) as well as interest on the mandatorily redeemable preferred stock and non-deductible goodwill disposed of in connection with our sale of TOOK. We include state and foreign income taxes in our tax expense that also contributed to the variance in the effective tax rate.

        Our effective tax rate was (103.4%) for the nine months ended September 30, 2014 compared to less than 1.0% for same period of 2013. The variance in the effective tax rate compared with the 35% federal rate was driven primarily by permanent items. For the nine months ended September 30, 2014, the tax effect of permanent items exceeded the tax effect of our loss from operations, resulting in income tax expense. Permanent items include those items that were mandated as non-deductible under the Affordable Care Act (ACA fee of $17.5 million in 2014 and non-deductible executive compensation) as well as interest on the mandatorily redeemable preferred stock and non-deductible goodwill disposed of in connection with our sale of TOOK. We include state and foreign income taxes in our tax expense that also contributed to the variance in the effective tax rate.

        Sale of Today's Options of Oklahoma:    On August 29, 2014, we completed the sale of TOOK to Momentum Health, LLC. TOOK operates an HMO Medicare Advantage plan in Oklahoma with approximately 5,800 members, representing approximately $63 million of annualized revenue. The estimated purchase price at closing was $16.0 million consisting of a base amount of $9.4 million, plus $6.6 million of adjustments primarily related to statutory capital and surplus levels. We anticipate that the purchase price will be finalized during the fourth quarter of 2014. We received $15.2 million of the estimated purchase price in cash at closing. The balance of $0.8 million is recorded as a receivable in other assets on the consolidated balance sheet and is expected to be settled in cash during the fourth quarter. At the date of sale, our carrying value of TOOK included $3.8 million of goodwill and $1.5 million of amortizing intangible assets that were disposed of in connection with the transaction. The transaction resulted in a pre-tax realized loss of $1.6 million, or $2.5 million, after taxes.

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

        As of September 30, 2014, all of our primary reinsurers, as well as the primary first party reinsurers of Pennsylvania Life's traditional business, were rated "A-" (Excellent) or better by A.M. Best with the exception of one reinsurer. For that reinsurer, which is not rated, a trust containing assets at 106% of reserves was established at the inception of the reinsurance agreement. The trust agreement requires that on an ongoing basis the trust assets be maintained at a minimum level of 100% of reserves. The reserves amounted to approximately $127.0 million as of September 30, 2014.

        Restructuring Charges:    A summary of our restructuring liability balance as of September 30, 2014 follows:

	Segment	January 1, Balance	Charge to Earnings	Cash Paid	Non-cash	September 30, Balance
	(in thousands)
2014
Workforce reduction	Corporate & Other	$6,246	$493	$(4,033)	$—	$2,706
Facility consolidation	Traditional	222	—	—	(87)	135

Total		$6,468	$493	$(4,033)	$(87)	$2,841

        For further discussion of our restructuring initiatives, see Note 22—Other Operational Disclosures—Restructuring Charges in our Annual Report on Form 10-K for the year ended December 31, 2013.

        Principal and Interest Payments on Term Loan:    During the nine months ended September 30, 2014, we were not required to make any principal payments as all scheduled 2014 principal payments, totaling $14.3 million, were prepaid on November 4, 2013, in connection with the amendment of our credit facility. During the three and nine month periods ended September 30, 2014, we made interest payments totaling $0.5 million and $1.9 million, respectively.

        During the three and nine month periods ended September 30, 2013, we made principal payments totaling $3.6 million and $10.7 million, respectively, and interest payments totaling $1.2 million and $2.5 million, respectively.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

10. OTHER DISCLOSURES (Continued)

        Unconsolidated Subsidiaries:    We account for our participation in the ACOs using the equity method. Gains and losses from our participation in the ACOs are reported as equity in losses of unconsolidated subsidiaries in the consolidated statements of operations. Our net investment in the ACOs is reported in other assets in the consolidated balance sheets. We recognized equity in earnings (losses) of our unconsolidated ACOs of $5.2 million and ($10.4) million for the three and nine months ended September 30, 2014, respectively, and losses of $7.9 million and $25.1 million for the three and nine months ended September 30, 2013, respectively. 2014 includes our share of revenue related to program years 2012 and 2013, which amounted to $13.4 million, net of 100% of program year 2014 operating expenses. We did not recognize any shared savings revenue in 2013. For additional information on the ACOs, see Note 1—Organization and Company Background and Note 2—Basis of Presentation.

        Special Dividend:    On August 1, 2013, the Board of Directors approved the payment of a special cash dividend of $1.60 per share, payable on August 19, 2013 to shareholders of record as of August 12, 2013. The total dividend payment was $142.1 million of which $139.9 million was paid on August 19, 2013. This dividend is a liquidating dividend and was recorded as a reduction of additional paid-in capital.

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

        Earnings Per Common Share Computation:    The calculation of the diluted loss per common share presented in the consolidated statements of operations excludes common stock equivalents from stock options and unvested restricted stock that are potentially dilutive because to include them would be antidilutive when reporting a net loss. Total shares excluded were 0.8 million and 0.5 million, respectively, for the three and nine months ended September 30, 2014 and 0.4 million and 0.3 million, respectively, for the three and nine months ended September 30, 2013.

ITEM 2—MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

        The following discussion and analysis presents a review of our financial condition as of September 30, 2014 and our results of operations for the three month and nine month periods ended September 30, 2014 and 2013. As used in this quarterly report, except as otherwise indicated, references to the "Company," "Universal American," "we," "our," and "us" are to Universal American Corp., a Delaware corporation and its subsidiaries.

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

Overview

        Universal American, through our health insurance and managed care subsidiaries, primarily serves the growing Medicare population by providing Medicare Advantage products. Approximately 30% of the Medicare population in the United States is currently enrolled in Medicare Advantage plans; a type of Medicare health plan offered by private companies that contract with the federal government to provide enrollees with health insurance. Our current focus is to grow our Medicare Advantage business in our core markets, which largely consists of our health plans offered in the Southwest and Upstate New York markets. In addition, we believe there is an opportunity to address the high cost of health care for the remaining 70% of the Medicare population enrolled in traditional fee- for-service Medicare and have joined primarily with primary-care and multi-specialty provider groups to operate thirty Accountable Care Organizations, or ACOs, pursuant to the Medicare Shared Savings Program, or Shared Savings Program. We also provide Medicaid services to Medicaid agencies through APS Healthcare and recently acquired the Total Care Medicaid health plan serving approximately 40,600 members in Upstate New York.

Recent Developments

        ACO Revenue—During September 2014, we received notice that the ACOs we formed in partnership with primary care physicians generated $57 million in total program savings for the Centers for Medicare & Medicaid Services, known as CMS, as part of the Medicare Shared Savings Program for program years 2012 and 2013. Of our 30 ACOs with start dates in 2012 and 2013, the results showed that:

  •
  3 ACOs, serving more than 56,000 Medicare beneficiaries and including our largest ACO in Houston, qualified for savings;

  •
  11 ACOs, serving more than 120,000 Medicare beneficiaries, generated savings but fell below their Minimum Savings Rate required to share savings with CMS;

  •
  8 ACOs were within 2 percent of their benchmark;

  •
  8 ACOs were 2 percent or more above their benchmark; and

  •
  All ACOs met CMS's quality reporting standards.

        The 3 ACOs qualifying for savings will receive payments of $20.4 million, part to be paid to physicians and part to defray a portion of the costs that we have incurred. Our share of these savings, including expense recovery, amounted to $13.4 million, which is reflected in equity in earnings (losses) of unconsolidated subsidiaries in our consolidated statements of operations. We received these payments in October 2014.

        Sale of Today's Options of Oklahoma—On August 29, 2014, we completed the sale of Today's Options of Oklahoma, known as TOOK, to Momentum Health, LLC. TOOK operates an HMO Medicare Advantage plan in Oklahoma with approximately 5,800 members, representing approximately $63 million of annualized revenue. The estimated purchase price at closing was $16.0 million resulting in a pre-tax realized loss of $1.6 million, or $2.5 million, after taxes. The after-tax loss reflects the non-deductible goodwill disposed of in connection with the sale. For further discussion of this transaction, see Note 10—Other Disclosures.

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

        In January 2014, we had estimated that the fee to be paid in 2014, based on 2013 direct written premiums, would be approximately $21.7 million. As required under generally accepted accounting principles, we accrued this amount in other liabilities in our consolidated balance sheets in January 2014, with an offsetting deferred cost asset recorded in other assets. The asset is being amortized ratably over 2014 and is reported on a separate line in our consolidated statements of operations. In the second quarter, we received further data indicating the fee would be approximately $23.4 and adjusted our accrual accordingly. In the third quarter of 2014, we made a payment in the amount of $23.4 million, representing our share of the ACA fee (including $0.3 million related to TOOK, for which we were reimbursed by the acquirer). For the three and nine month periods ended September 30, 2014, we amortized $5.8 million and $17.5 million, respectively, and as of September 30, 2014, we have an asset of $5.6 million representing the prepaid balance of the ACA Fee, which will be amortized in the fourth quarter of 2014. In accordance with promulgated statutory accounting principles, the fee was reported as an expense on January 1, 2014, rather than amortized to expense over the year. The statutory expense was adjusted in the second quarter of 2014 to reflect the increased estimate. The ACA fee will be factored in when calculating the stipulated minimum medical loss ratio.

Membership

        The following table presents our membership in Medicare Advantage products:

	September 30, 2014	December 31, 2013(1)
	(in thousands)
Membership
Southwest HMO(2)	61.1	54.6
Other Core Networks(3)(4)	29.8	31.5

Core Markets	90.9	86.1
Non-Core Network	21.5	24.8
Rural	2.0	2.9

Total Membership	114.4	113.8

(1)
Excludes 13,200 members in areas subject to 2014 Service Area Reductions. This includes 10,700 rural members whose plans were not renewed for 2014.

(2)
December 31, 2013 excludes approximately 5,800 members in TOOK plans that were divested in the third quarter of 2014.

(3)
Other Core Networks consist of our members in Upstate New York and Maine.

(4)
Excludes approximately 12,200 members at December 31, 2013 which have been reclassified as Non-Core Network, comparable with 2014 presentation.

Results of Operations—Consolidated Overview

        The following table reflects income (loss) before taxes from each of our segments and contains reconciliations to reported net income:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	(in thousands, except per share amounts)
Senior Managed Care—Medicare Advantage(1)	$5,260	$3,158	$42,938	$41,798
Traditional Insurance(1)	(53)	4,313	3,267	11,716
Corporate & Other(1)	(1,556)	(27,167)	(55,110)	(157,229)
Net realized (losses) gains(1)	(928)	624	574	13,181

Income (loss) before income taxes(1)	2,723	(19,072)	(8,331)	(90,534)
Provision for (benefit from) income taxes	4,813	(6,371)	8,617	25

Net loss	$(2,090)	$(12,701)	$(16,948)	$(90,559)

Loss per common share (diluted):
Net loss	$(0.03)	$(0.15)	$(0.20)	$(1.04)

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

  Three months ended September 30, 2014 and 2013

        Net loss for the three months ended September 30, 2014 was $2.1 million, or ($0.03) per diluted share, compared to net loss of $12.7 million, or ($0.15) per diluted share, for the three months ended September 30, 2013. These amounts include realized losses, net of taxes, of $2.0 million, or ($0.02) per diluted share, and realized gains of $0.4 million, or less than $0.01 per diluted share for the third quarter of 2014 and 2013, respectively. 2014 realized losses include a realized loss on our sale of TOOK, which was $2.5 million, after taxes. The after-tax loss reflects the non-deductible goodwill disposed of in connection with the sale.

        For the three months ended September 30, 2014, we determined our current year income tax provision using actual year-to-date financial results for our domestic and foreign tax jurisdictions, as compared to the estimated annual effective tax rate method utilized in 2013. Our effective tax rate was 176.8% for the third quarter of 2014 compared to 33.4% for the third quarter of 2013. The variance in the effective tax rate compared with the 35% federal rate was driven primarily by permanent items. For the quarter ended September 30, 2014, the tax effect of permanent items exceeded the tax effect of our loss from operations, resulting in income tax expense. Permanent items include those items that were mandated as non-deductible under the Affordable Care Act (ACA fee of $5.8 million in 2014 and non-deductible executive compensation) as well as interest on the mandatorily redeemable preferred stock and non-deductible goodwill disposed of in connection with our sale of TOOK. We include state and foreign income taxes in our tax expense that also contributed to the variance in the effective tax rate.

        Our Senior Managed Care—Medicare Advantage segment generated income before income taxes of $5.3 million for the quarter ended September 30, 2014, an increase of $2.1 million compared to the quarter ended September 30, 2013. The increase in earnings was driven by an improved medical benefit ratio in 2014 and a $13.1 million reduction in commissions and general expenses, partially offset by lower membership levels in 2014, as well as $5.8 million of expense related to the new ACA fee. The quarter ended September 30, 2014 includes $3.7 million of net favorable prior period items compared to $3.5 million of net favorable prior period items for the quarter ended September 30, 2013.

        Our Traditional Insurance segment generated a loss before taxes of $0.1 million for the quarter ended September 30, 2014, a decrease of $4.4 million compared to 2013. The decrease in earnings is primarily driven by the continued reduction of business in-force, an increase in losses on our Specialty Health lines, and a higher amount of amortization of deferred acquisition costs.

        The loss before income taxes from our Corporate & Other segment decreased by $25.6 million for the three months ended September 30, 2014 compared to the same period in 2013. This was due to a $13.3 million improvement in our ACO results, as our unconsolidated ACO subsidiaries recognized revenue related to program years 2012 and 2013, improved profitability of our APS Healthcare business in 2014, corporate expense reduction initiatives and higher net investment income, partially offset by higher legal costs related to APS Healthcare matters.

  Nine months ended September 30, 2014 and 2013

        Net loss for the nine months ended September 30, 2014 was $16.9 million, or ($0.20) per diluted share, compared to net loss of $90.6 million, or ($1.04) per diluted share, for the nine months ended September 30, 2013. These amounts include realized losses, net of taxes, of $1.1 million, or $(0.01) per diluted share, and realized gains of $8.6 million, or $0.10 per diluted share for the nine months ended September 30, 2014 and 2013, respectively. 2014 realized losses include a realized loss on our sale of TOOK, which was $2.5 million, after taxes. The after-tax loss reflects the non-deductible goodwill disposed of in connection with the sale.

        For the nine months ended September 30, 2014, we determined our current year income tax provision using actual year-to-date financial results for our domestic and foreign tax jurisdictions, as compared to the estimated annual effective tax rate method utilized in 2013. Our effective tax rate was (103.4%) for the nine months ended September 30, 2014 compared to less than 1.0% for same period of 2013. The variance in the effective tax rate compared with the 35% federal rate was driven primarily by permanent items. For the nine months ended September 30, 2014, the tax effect of permanent items exceeded the tax effect of our loss from operations, resulting in income tax expense. Permanent items include those items that were mandated as non-deductible under the Affordable Care Act (ACA fee of $17.5 million in 2014 and non-deductible executive compensation) as well as interest on the mandatorily redeemable preferred stock and non-deductible goodwill disposed of in connection with our sale of TOOK. We include state and foreign income taxes in our tax expense that also contributed to the variance in the effective tax rate.

        Our Senior Managed Care—Medicare Advantage segment generated income before income taxes of $42.9 million for the nine months ended September 30, 2014, an increase of $1.1 million compared to the nine months ended September 30, 2013. The increase in earnings was driven by an improved medical benefit ratio in 2014 and a $24.3 million reduction in commissions and general expenses, partially offset by lower membership levels in 2014, as well as $17.3 million of expense related to the new ACA fee. For the nine months ended September 30, 2014, there were $28.2 million of net favorable prior year items compared to $21.4 million for the nine months ended September 30, 2013.

        Our Traditional Insurance segment generated income before taxes of $3.3 million for the nine months ended September 30, 2014, a decrease of $8.4 million compared to 2013. The decrease in earnings is driven primarily by the reduction of business in-force and an increase in losses on our Specialty Health lines.

        The loss before income taxes from our Corporate & Other segment decreased by $102.1 million for the nine months ended September 30, 2014 compared to the same period in 2013. This was due primarily to a goodwill impairment charge of $91.7 million taken in the second quarter of 2013 related to APS Healthcare. The remaining decrease was driven by improvement in our ACO results, as our unconsolidated ACO subsidiaries recognized revenue related to program years 2012 and 2013, higher profitability of our APS Healthcare business in 2014, corporate expense reduction initiatives and higher net investment income, partially offset by higher legal costs related to APS Healthcare matters.

Segment Results—Senior Managed Care—Medicare Advantage

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	(in thousands)
Net premiums	$340,056	$395,916	$1,054,352	$1,210,548
Net investment income	3,646	4,142	11,411	14,360
Fee and other income	704	46	804	133

Total revenue	344,406	400,104	1,066,567	1,225,041

Medical expenses	291,517	341,862	887,480	1,039,903
Amortization of intangible assets	644	754	2,058	2,263
ACA fee	5,765	—	17,334	—
Commissions and general expenses	41,220	54,330	116,757	141,077

Total benefits, claims and other deductions	339,146	396,946	1,023,629	1,183,243

Segment income before income taxes	$5,260	$3,158	$42,938	$41,798

        Our Senior Managed Care—Medicare Advantage segment includes the operations of our Medicare coordinated care HMO, PPO, network-based PFFS and non-network (Rural) PFFS Plans (collectively, the "Plans"), which provides coverage to Medicare beneficiaries in 24 states. Our HMOs offer coverage to Medicare beneficiaries primarily in Southeastern Texas and the area surrounding Dallas/Ft. Worth. We have not re-bid the contracts containing our non-network (Rural) PFFS plans for 2015.

  Three months ended September 30, 2014 and 2013

        Our Senior Managed Care—Medicare Advantage segment generated income before income taxes of $5.3 million for the quarter ended September 30, 2014, an increase of $2.1 million compared to the quarter ended September 30, 2013. The increase in earnings was driven by an improved medical benefit ratio in 2014 and a $13.1 million reduction in commissions and general expenses, partially offset by lower membership levels in 2014, as well as $5.8 million of expense related to the new ACA fee. The quarter ended September 30, 2014 includes $3.7 million of net favorable prior period items compared to $3.5 million of net favorable prior period items for the quarter ended September 30, 2013.

        Net premiums.    Net premiums for the Senior Managed Care—Medicare Advantage segment decreased by $55.9 million compared to the quarter ended September 30, 2013 primarily due to lower membership levels and lower premium yield per member resulting from a change in the mix of our membership, as well as a decrease in the impact of favorable prior period items. In 2014, net premiums included $1.4 million of favorable prior period items compared to $6.3 million of favorable prior period items in the quarter ended September 30, 2013. In 2014, CMS accelerated notification of the 2013 final HCC payment to the second quarter, which was thus reported in our financial statements in the quarter ended June 30, 2014, compared to 2013 in which the 2012 final HCC payment was reported during the quarter ended September 30, 2013.

        Net investment income.    Net investment income decreased $0.5 primarily due to lower invested asset levels resulting from the payment of dividends to the parent in 2013.

        Fee and other income.    Fee and other income increased $0.6 million for the quarter ended September 30, 2014 due to transition services fees earned as part of the divestment of TOOK. The transition was substantially completed as of September 30, 2014.

        Medical expenses.    Our medical expenses, decreased by $50.3 million for the quarter ended September 30, 2014 compared to the quarter ended September 30, 2013. The decrease was driven by lower membership and lower claims cost per member (as a result of exiting non-core markets that incurred higher claims cost per member), resulting in a medical benefit ratio of 85.7% in 2014 compared with 86.3% in 2013. During 2014, medical expenses included $2.3 million of net favorable items related to prior periods, compared to $2.8 million of net unfavorable items related to prior periods in the quarter ended September 30, 2013. Quality improvement initiative costs of $6.1 million and $7.0 million for the quarters ended September 30, 2014 and 2013, respectively, are included in medical expenses in connection with the reporting of minimum medical loss ratios under the Affordable Care Act. In 2013, these costs were reported in commissions and general expenses. The following table provides a breakdown of medical expenses and the related medical benefit ratios:

	Three months ended September 30,
	2014		2013
	($ in thousands)
Quality Initiatives	$6,126	1.8%	$6,992	1.8%
Medical Benefits	285,391	83.9%	334,870	84.5%

Total Benefits	$291,517	85.7%	$341,862	86.3%

        Adjusting for the prior year items discussed above, for the quarter ended September 30, 2014, our medical benefit ratio, excluding quality improvement initiative costs, was 84.9%.

        ACA fee.    The ACA fee for the three months ended September 30, 2014 amounted to $5.8 million, or 1.7% of net premiums. The ACA fee is included in the calculation of minimum medical loss ratios under the Affordable Care Act.

        Commissions and general expenses.    Commissions and general expenses decreased by $13.1 million for the quarter ended September 30, 2014 compared to the quarter ended September 30, 2013, primarily due to cost reduction initiatives and lower membership. Our administrative expense ratio was 12.3% for the quarter ended September 30, 2014 compared to 13.9% for the same period in 2013. Commissions and general expenses for the quarter ended September 30, 2013 were adjusted to exclude $7.0 million of quality initiative expenses, which have been reclassified to medical expenses to be consistent with 2014 classification, as discussed above.

  Nine months ended September 30, 2014 and 2013

        Our Senior Managed Care—Medicare Advantage segment generated income before income taxes of $42.9 million for the nine months ended September 30, 2014, an increase of $1.1 million compared to the nine months ended September 30, 2013. The increase in earnings was driven by an improved medical benefit ratio in 2014 and a $24.3 million reduction in commissions and general expenses, partially offset by lower membership levels in 2014, as well as $17.3 million of expense related to the new ACA fee. For the nine months ended September 30, 2014, there were $28.2 million of net favorable prior year items compared to $21.4 million for the nine months ended September 30, 2013.

        Net premiums.    Net premiums for the Senior Managed Care—Medicare Advantage segment decreased by $156.2 million compared to the nine months ended September 30, 2013 primarily due to lower membership levels and lower premium yield per member, resulting from a change in the mix of our membership, as well as lower prior period items. In 2014, net premiums included $14.6 million of favorable prior period items compared to $33.9 million of favorable prior period items in the nine months ended September 30, 2013.

        Net investment income.    Net investment income decreased $2.9 primarily due to lower invested asset levels resulting from the payment of dividends to the parent in 2013.

        Fee and other income.    Fee and other income increased $0.7 million for the quarter ended September 30, 2014 primarily due to transition services fees earned as part of the divestment of TOOK. The transition was substantially completed as of September 30, 2014.

        Medical expenses.    Our medical expenses, decreased by $152.4 million for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013. The decrease was driven by lower membership and lower claims cost per member (as a result of exiting non-core markets that incurred higher claims cost per member) as well as favorable prior period items, resulting in a medical benefit ratio of 84.2% in 2014 compared with 85.9% in 2013. During 2014, medical expenses included $13.6 million of net favorable items related to prior periods, compared to $12.5 million of net unfavorable items related to prior periods in the nine months ended September 30, 2013. Quality improvement initiative costs of $21.7 million and $19.9 million for the nine months ended September 30, 2014 and 2013, respectively, are included in medical expenses in connection with the reporting of minimum medical loss ratios under the Affordable Care Act. These costs were previously reported in commissions and general expenses. The following table provides a breakdown of medical expenses and the related medical benefit ratios:

	Nine months ended September 30,
	2014		2013
	($ in thousands)
Quality Initiatives	$21,701	2.1%	$19,935	1.6%
Medical Benefits	865,779	82.1%	1,019,968	84.3%

Total Benefits	$887,480	84.2%	$1,039,903	85.9%

        Adjusting for the prior year items discussed above, for the nine months ended September 30, 2014, our medical benefit ratio, excluding quality improvement initiative costs, was 84.6%.

        ACA fee.    The ACA fee for the nine months ended September 30, 2014 amounted to $17.3 million, or 1.6% of net premiums. The ACA fee is included in the calculation of minimum medical loss ratios under the Affordable Care Act.

        Commissions and general expenses.    Commissions and general expenses decreased by $24.3 million for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013, primarily due to cost reduction initiatives and lower membership. Our administrative expense ratio was 11.3% for the nine months ended September 30, 2014 compared with 11.8% for the same period in 2013. Commissions and general expenses for the nine months ended September 30, 2013 were adjusted to exclude $19.9 million of quality initiative expenses, which have been reclassified to medical expenses to be consistent with 2014 classification, as discussed above.

Segment Results—Traditional Insurance

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	(in thousands)
Net premiums	$45,646	$52,842	$142,459	$163,343
Net investment income	4,020	4,419	12,190	13,376
Fee and other income	378	392	1,265	1,195

Total revenue	50,044	57,653	155,914	177,914

Policyholder benefits	34,494	37,001	108,663	121,051
Change in deferred policy acquisition costs	4,889	3,470	9,419	9,511
Commissions and general expenses, net of allowances	10,714	12,869	34,565	35,636

Total benefits, claims and other deductions	50,097	53,340	152,647	166,198

Segment income before income taxes	$(53)	$4,313	$3,267	$11,716

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

  Three months ended September 30, 2014 and 2013

        Our Traditional Insurance segment generated a loss before taxes of $0.1 million for the quarter ended September 30, 2014, a decrease of $4.4 million compared to 2013. The decrease in earnings is primarily driven by the continued reduction of business in-force, an increase in losses on our Specialty Health lines, and a higher amount of amortization of deferred acquisition costs.

        Net premiums.    Net premium declined by $7.2 million, or 13.6%. This is primarily the result of the continued effect of lapsation across all lines of business. The following table details premium for the segment by major lines of business:

	Three months ended September 30,
	2014			2013
	Gross	Ceded	Net	Gross	Ceded	Net
	(in thousands)
Senior market	$41,737	$(8,832)	$32,905	$48,284	$(10,060)	$38,224
Specialty health	11,154	(1,593)	9,561	12,736	(1,654)	11,082
Life insurance and annuity	10,691	(7,511)	3,180	11,909	(8,373)	3,536

Total premium	$63,582	$(17,936)	$45,646	$72,929	$(20,087)	$52,842

        Net investment income.    Net investment income decreased by $0.4 million, primarily due to a lower invested asset base due to the payment of dividends to the parent in 2013 and the declining blocks of business.

        Policyholder benefits.    Policyholder benefits incurred declined by $2.5 million, or 6.8%, compared to 2013. This decline was principally due to the overall decline of insurance in-force in the Senior Market and Specialty Health lines of business partially offset by higher benefit ratios in these lines. The policyholder benefit ratio for senior market health was 65.9% in 2014 compared with 64.0% in 2013, and for specialty health was 112.7% in 2014, compared with 92.8% in 2013. The increase in losses on specialty health was driven by an increase in the incidence rate and severity of disability income benefits.

        Change in deferred acquisition costs.    The change in deferred acquisition costs increased $1.4 million compared to 2013, driven by higher amortization.

        Commissions and general expenses, net of allowances.    Commissions and general expenses, net of allowances, decreased by $2.2 million from 2013. This decrease is primarily attributed to lower commissions and costs required to run a smaller book of business in-force.

  Nine months ended September 30, 2014 and 2013

        Our Traditional Insurance segment generated income before taxes of $3.3 million for the nine months ended September 30, 2014, a decrease of $8.4 million compared to 2013. The decrease in earnings is driven primarily by the reduction of business in-force and an increase in losses on our Specialty Health lines.

        Net premiums.    Net premium declined by $20.9 million, or 12.8%. This is primarily the result of the continued effect of lapsation across all lines of business. The following table details premium for the segment by major lines of business:

	Nine months ended September 30,
	2014			2013
	Gross	Ceded	Net	Gross	Ceded	Net
	(in thousands)
Senior market	$130,731	$(27,801)	$102,930	$151,546	$(32,259)	$119,287
Specialty health	34,535	(4,797)	29,738	38,164	(5,017)	33,147
Life insurance and annuity	33,458	(23,667)	9,791	36,618	(25,709)	10,909

Total premium	$198,724	$(56,265)	$142,459	$226,328	$(62,985)	$163,343

        Net investment income.    Net investment income decreased by $1.2 million, primarily due to a lower invested asset base due to the payment of dividends to the parent in 2013 and the declining blocks of business.

        Policyholder benefits.    Policyholder benefits incurred declined by $12.4 million, or 10.2%, compared to 2013. This decline was principally due to the overall decline of insurance in-force in the Senior Market and Specialty Health lines of business partially offset by higher benefit ratios in these lines. For 2014, the policyholder benefit ratio for senior market health was 68.9% compared with 68.7% in 2013, and for specialty health was 104.7% in 2014, compared with 96.9% in 2013. The increase in losses on specialty health was driven by an increase in the incidence rate and severity of disability income benefits.

        Commissions and general expenses, net of allowances.    Commissions and general expenses, net of allowances, decreased by $1.1 million from 2013. This decrease is primarily attributed to lower costs required to run a smaller book of business in-force.

Segment Results—Corporate & Other

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	(in thousands)
Net premiums	$87,576	$38,738	$246,659	$119,125
Net investment income	2,813	180	3,106	400
Fee and other income	24,401	23,495	69,086	90,248

Total revenue	114,790	62,413	318,851	209,773

Claims and other benefits	77,697	33,721	220,035	100,732
Amortization of intangible assets	482	1,358	1,448	4,073
Interest expense	1,758	1,648	5,264	4,909
Asset impairment charge	—	—	—	91,742
ACA fee	45	—	137	—
Commissions and general expenses	41,594	44,984	136,700	140,474

Total benefits, claims and other deductions	121,576	81,711	363,584	341,930
Equity in earnings (losses) of unconsolidated subsidiaries	5,230	(7,869)	(10,377)	(25,072)

Segment loss before income taxes	$(1,556)	$(27,167)	$(55,110)	$(157,229)

        Corporate & Other reflects the activities of our holding company, along with the operations of our ACO business, APS Healthcare, Total Care, acquired on December 1, 2013, and other ancillary operations. The operations of our ACO business include expenses for development and oversight of our ACOs incurred by our wholly-owned subsidiary, CHS, which are included in general expenses as well as our share of the program results of our ACO partnerships which are included in equity in earnings (losses) of unconsolidated subsidiaries.

  Three months ended September 30, 2014 and 2013

        The loss before income taxes from our Corporate & Other segment decreased by $25.6 million for the three months ended September 30, 2014 compared to the same period in 2013. This was due to a $13.3 million improvement in our ACO results, as our unconsolidated ACO subsidiaries recognized revenue related to program years 2012 and 2013, improved profitability of our APS Healthcare business in 2014, corporate expense reduction initiatives and higher net investment income, partially offset by higher legal costs related to APS Healthcare matters. The following table details the loss before income taxes for our corporate segment:

	Three months ended September 30,
	2014	2013
	(in thousands)
APS Healthcare	$5,734	$(4,269)
Total Care	132	—
ACOs	3,168	(10,174)
Interest expense	(1,758)	(1,648)
Corporate	(8,832)	(11,076)

Total segment loss before income taxes	$(1,556)	$(27,167)

        Net premiums.    Net premiums increased by $48.8 million for the three months ended September 30, 2014 compared to the same period in 2013 primarily due to the Total Care revenue included in 2014 as well as a $1.7 million increase in APS Healthcare premium, primarily on our Puerto Rico risk business. The following table details net premiums for our corporate segment:

	Three months ended September 30,
	2014	2013
	(in thousands)
APS Healthcare	$40,439	$38,738
Total Care	46,779	—
Corporate	358	—

Total net premiums	$87,576	$38,738

        Net investment income.    Net investment income for the quarter ended September 30, 2014 included $2.7 million related to a distribution received on a cost-method investment.

        Fee and other income.    Fee and other income increased by $0.9 million for the three months ended September 30, 2014 compared to the same period in 2013 primarily due to an increase in fee for service business at APS Healthcare. The following table details fee and other income in our corporate segment:

	Three months ended September 30,
	2014	2013
	(in thousands)
APS Healthcare	$23,012	$21,624
Corporate	1,389	1,871

Total fee and other income	$24,401	$23,495

        Claims and other benefits.    Claims and other benefits increased by $44.0 million for the three months ended September 30, 2014 compared to the same period in 2013, primarily related to the Total Care benefits included in 2014 as well as a $0.4 million increase in APS Healthcare claims, primarily on our Puerto Rico risk business. The following table details claims and other benefits for our corporate segment:

	Three months ended September 30,
	2014	2013
	(in thousands)
APS Healthcare	$34,158	$33,721
Total Care	43,127	—
Corporate	412	—

Total claims and other benefits	$77,697	$33,721

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

        Commissions and general expenses.    Total commissions and general expenses decreased by $3.4 million for the three months ended September 30, 2014 compared to the same period in 2013. This was driven by a decrease of $7.3 million at APS Healthcare related to expense reduction initiatives and lower levels of business. This was partially offset by $3.3 million of 2014 Total Care operating expenses and an $0.8 million increase in general corporate expenses (primarily legal costs related to APS Healthcare matters partially offset by expense reduction initiatives). The following table details commissions and general expenses for our corporate segment:

	Three months ended September 30,
	2014	2013
	(in thousands)
APS Healthcare	$22,307	$29,568
Total Care	3,326	—
ACOs	2,062	2,305
Corporate	13,899	13,111

Total commissions and general expenses	$41,594	$44,984

        Equity in income of unconsolidated subsidiaries.    This line represents our share of income in our unconsolidated ACO subsidiaries. Including operating expenses of our ACO subsidiary reported in commissions and general expenses above, we recognized pre-tax income on our ACOs of $3.2 million for the three months ended September 30, 2014 compared with a loss of $10.2 million for the three months ended September 30, 2013. 2014 includes our share of revenue related to program years 2012 and 2013, which amounted to $13.4 million, net of 100% of program year 2014 operating expenses. Operating expenses of our ACO business were $10.2 million in both 2014 and 2013. We did not recognize any shared savings revenue in 2013.

        Based on the ACO operating agreements, calculated at the individual ACO level, we bear all costs of the ACO operations until revenue is recognized. At that point, we have the right to receive 100% of the shared savings revenue up to our costs incurred. Any remaining profit is generally shared equally with our ACO provider partners.

  Nine months ended September 30, 2014 and 2013

        The loss before income taxes from our Corporate & Other segment decreased by $102.1 million for the nine months ended September 30, 2014 compared to the same period in 2013. This was due primarily to a goodwill impairment charge of $91.7 million taken in the second quarter of 2013 related to APS Healthcare. The remaining decrease was driven by improvement in our ACO results, as our unconsolidated ACO subsidiaries recognized revenue related to program years 2012 and 2013, higher profitability of our APS Healthcare business in 2014, corporate expense reduction initiatives and higher net investment income, partially offset by higher legal costs related to APS Healthcare matters. The following table details the loss before income taxes for our corporate segment:

	Nine months ended September 30,
	2014	2013
	(in thousands)
APS Healthcare	$5,974	$(2,284)
Total Care	2,187	—
ACOs	(19,908)	(28,433)
Interest expense	(5,264)	(4,909)
Asset impairment charges	—	(91,742)
Corporate	(38,099)	(29,861)

Total segment loss before income taxes	$(55,110)	$(157,229)

        Net premiums.    Net premiums increased by $127.5 million for the nine months ended September 30, 2014 compared to the same period in 2013 primarily due to the Total Care revenue included in 2014 partially offset by a $4.7 million decrease in APS Healthcare premiums, due to a smaller block of risk business. The following table details net premiums for our corporate segment:

	Nine months ended September 30,
	2014	2013
	(in thousands)
APS Healthcare	$114,461	$119,125
Total Care	131,239	—
Corporate	959	—

Total net premiums	$246,659	$119,125

        Net investment income.    Net investment income for the nine months ended September 30, 2014 included $2.7 million related to a distribution received on a cost-method investment.

        Fee and other income.    Fee and other income decreased by $21.2 million for the nine months ended September 30, 2014 compared to the same period in 2013 primarily due to the planned reduction in fee for service business at APS Healthcare. The following table details fee and other income in our corporate segment:

	Nine months ended September 30,
	2014	2013
	(in thousands)
APS Healthcare	$65,139	$82,703
Corporate	3,947	7,545

Total fee and other income	$69,086	$90,248

        Claims and other benefits.    Claims and other benefits increased by $119.3 million for the nine months ended September 30, 2014 compared to the same period in 2013, primarily related to the Total Care benefits included in 2014. The following table details claims and other benefits for our corporate segment:

	Nine months ended September 30,
	2014	2013
	(in thousands)
APS Healthcare	$100,968	$100,732
Total Care	118,044	—
Corporate	1,023	—

Total claims and other benefits	$220,035	$100,732

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

        Commissions and general expenses.    Total commissions and general expenses decreased by $3.8 million for the nine months ended September 30, 2014 compared to the same period in 2013. This was driven by a $28.8 million decrease at APS Healthcare primarily related to expense reduction initiatives and lower levels of business, offset by $10.4 million in Total Care expenses included in 2014, an $8.5 million increase in general corporate expense (primarily legal costs related to APS Healthcare matters partially offset by expense reduction initiatives) and a $6.2 million increase in ACO subsidiary operating expenses. The following table details commissions and general expenses for our corporate segment:

	Nine months ended September 30,
	2014	2013
	(in thousands)
APS Healthcare	$70,551	$99,360
Total Care	10,374	—
ACOs	9,531	3,361
Corporate	46,244	37,753

Total commissions and general expenses	$136,700	$140,474

        Equity in losses of unconsolidated subsidiaries.    This line represents our share of losses on our unconsolidated ACO subsidiaries. Including operating expenses of our ACO subsidiary reported in commissions and general expenses above, total ACO costs were $19.9 million for the nine months ended September 30, 2014 compared with $28.4 million for the nine months ended September 30, 2013. 2014 includes 100% of program year 2014 operating expenses of $33.3 million, net of our share of revenue related to program years 2012 and 2013, which amounted to $13.4 million. We did not recognize any shared savings revenue in 2013.

        Based on the ACO operating agreements, calculated at the individual ACO level, we bear all costs of the ACO operations until revenue is recognized. At that point, we have the right to receive 100% of the shared savings revenue up to our costs incurred. Any remaining profit is generally shared equally with our ACO provider partners.

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

        The parent company's ongoing sources and uses of liquidity are derived primarily from the following:

  •
  dividends from and capital contributions to our Insurance and HMO subsidiaries—Based on current estimates, we expect the aggregate amount of dividends that may be paid to our parent company in 2014 without prior approval by state regulatory authorities is $53.1 million. During the nine months ended September 30, 2014, our subsidiaries paid $38.2 million in dividends to their holding companies. An additional $2.9 million was paid in October 2014. We expect the remaining $12.0 million to be paid during the fourth quarter.

  •
  loans from and interest payments to our Insurance subsidiaries to support investments in our ACO business—During 2013, our Insurance subsidiaries loaned $22 million to our parent company. During the first nine months of 2014, the parent company paid interest totaling $0.6 million to our Insurance subsidiaries.

  •
  the cash flows of our other subsidiaries, including our management service organization—Net cash flows available to our parent company amounted to approximately $10.7 million, during the nine months ended September 30, 2014.

  •
  the cash flows of our ACO business and other growth initiatives—For the nine months ended September 30, 2014, we incurred losses of approximately $19.9 million, pre-tax, related to our ACO business. This includes 100% of program year 2014 operating expenses, net of our share of revenue related to program years 2012 and 2013, which amounted to $13.4 million. We received these revenue payments in October 2014.

  •
  payment of dividends to holders of our mandatorily redeemable preferred shares—Dividends to holders of our mandatorily redeemable preferred shares amount to $3.4 million per year and we have paid $2.6 million during the nine months ended September 30, 2014. The $40 million face value of those shares cannot be redeemed prior to 2017, unless there is a change of control of the Company.

  •
  payment of debt principal, interest and fees required under our 2012 Credit Facility—During the nine months ended September 30, 2014, we made interest payments totaling $1.9 million and other fee payments totaling $0.4 million. We were not required to make any principal payments as all scheduled 2014 principal payments, totaling $14.3 million, were prepaid in 2013, in connection with the amendment of our credit facility on November 4, 2013. There is a bullet payment of $74.9 million due in 2017.

  •
  payment of certain corporate overhead costs and public company expenses, net of revenues which amounted to $24.7 million for the nine months ended September 30, 2014.

        In addition, the parent company from time-to-time engages in corporate finance activities that generate the following sources and uses of liquidity:

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

  •
  proceeds from the sale of subsidiaries—During the quarter ended September 30, 2014, we completed the sale of TOOK for $16.0 million, generating cash proceeds of $15.2 million during the quarter plus a receivable of $0.8 million, which is expected to be settled in cash during the fourth quarter. As of September 30, 2014, we had approximately $90 million of cash and investments in our parent company and unregulated subsidiaries.

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

        At September 30, 2014, we held cash and invested assets of approximately $887 million at our insurance and HMO subsidiaries that could readily be converted to cash. We believe that this level of liquidity is sufficient to meet our obligations and pay expenses.

        We did not make any capital contributions to our insurance and HMO subsidiaries during the first nine months of 2014. Based on statutory capital and surplus levels at December 31, 2013, the aggregate amount of dividends that may be paid to our parent company during 2014 without prior approval by state regulatory authorities was $53.1 million. During the nine months ended September 30, 2014, our insurance and HMO subsidiaries paid $38.2 million to their holding companies. An additional $2.9 million was paid in October 2014. We expect the remaining $12.0 million to be paid during the fourth quarter.

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

        Investments.    We invest primarily in fixed maturity securities of the U.S. Government and its agencies, U.S. state and local governments, mortgage-backed securities and corporate fixed maturity securities with investment grade ratings of BBB- or higher by S&P or Baa3 or higher by Moody's Investor Service. As of September 30, 2014, approximately 99% of our investment portfolio had investment grade ratings from S&P or Moody's.

        At September 30, 2014, cash and cash equivalents represent approximately 11% of our total cash and invested assets, approximately 25% of cash and invested assets were held in securities backed by the U.S. government or its agencies and the average credit quality of our total investment portfolio was AA-.

        The average book yield of our total investment portfolio was 3.3% at September 30, 2014 and December 31, 2013.

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

        As of September 30, 2014, we were in compliance with all financial covenants, as amended.

        Our obligations under the Credit Agreement are secured by a first priority security interest in 100% of the capital stock of our material subsidiaries and are also guaranteed by certain of our subsidiaries.

        The 2012 Credit Facility bears interest at rates equal to, at our election, LIBOR or the base rate, plus an applicable margin that varies based on our consolidated leverage ratio from 1.75% to 2.50%, in the case of LIBOR loans, and from 0.75% to 1.50% in the case of base rate loans. Effective September 30, 2014, the interest rate on the term loan portion of the 2012 Credit Facility was 2.70% based on a spread of 2.50% above LIBOR.

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

  Critical Accounting Policies

        There have been no changes to our critical accounting policies during the current quarter ended September 30, 2014. For a description of our significant accounting policies, see Note 3—Summary of Significant Accounting Policies included in our Annual Report on Form 10-K for the year ended December 31, 2013.

Policy and Contract Claims—Accident and Health Policies

        The following table presents the components of the change in our liability for policy and contract claims—health:

Nine months ended September 30, 2014
(in thousands)
Balance at beginning of period	$166,545
Less reinsurance recoverable	(5,694)

Net balance at beginning of period	160,851

Incurred related to:
Current year	1,219,632
Prior year development	(4,472)

Total incurred	1,215,160

Paid related to:
Current year	1,101,840
Prior year	133,409

Total paid	1,235,249

Net balance at end of period	140,762
Plus reinsurance recoverable	5,896

Balance at end of period	$146,658

        The liability for policy and contract claims—health at September 30, 2014 decreased by $19.9 million from December 31, 2013. The decrease in the liability was primarily attributable to the decrease in IBNR for our Medicare Advantage business due to lower membership levels.

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

        During the nine months ended September 30, 2014, claim reserves settled, or are currently expected to be settled, for $4.5 million less than estimated at December 31, 2013. Prior period development represents less than 0.3% of the incurred claims recorded in 2013.

Sensitivity Analysis

        The following table illustrates the sensitivity of our accident and health IBNR payable at September 30, 2014 to identified reasonably possible changes to the estimated weighted average completion factors and health care cost trend rates. However, it is possible that the actual completion factors and health care cost trend rates will develop differently from our historical patterns and therefore could be outside of the ranges illustrated below.

Completion Factor(1):		Claims Trend Factor(2):
(Decrease) Increase in Factor	Increase (Decrease) in Net Health IBNR	(Decrease) Increase in Factor	(Decrease) Increase in Net Health IBNR
($ in thousands)
-3%	$337	-3%	$(5,447)
-2%	225	-2%	(3,631)
-1%	112	-1%	(1,816)
1%	(112)	1%	1,816
2%	(225)	2%	3,631
3%	(337)	3%	5,447

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

        The sensitivity analysis of interest rate risk assumes an instantaneous shift in a parallel fashion across the yield curve, with scenarios of interest rates increasing and decreasing 100 and 200 basis points from their levels as of September 30, 2014, and with all other variables held constant. The following table summarizes the impact of the assumed changes in market interest rates at September 30, 2014. Due to the current low interest rate environment, when estimating the effect of market interest rate decreases on fair value we have set an interest rate floor of 0% and have not allowed interest rates to go negative.

September 30, 2014	Effect of Change in Market Interest Rates on Fair Value of Fixed Income Portfolio as of September 30, 2014
Fair Value of Fixed Income Portfolio	200 Basis Point Decrease	100 Basis Point Decrease	100 Basis Point Increase	200 Basis Point Increase
(in millions)
$871.0	$51.3	$30.2	$(33.0)	$(65.6)

  Debt

        We pay interest on our term loan based on LIBOR over one, two, three or nine month interest periods. Due to the variable interest rate, we would be subject to higher interest costs if short-term interest rates rise. We regularly conduct various analyses to gauge the financial impact of changes in interest rates on our financial condition. The ranges selected in these analyses reflect our assessment as being reasonably possible over the succeeding twelve-month period. The magnitude of changes modeled in the accompanying analyses should not be construed as a prediction of future economic events, but rather, be treated as a simple illustration of the potential impact of such events on our financial results.

        The sensitivity analysis of interest rate risk assumes scenarios involving increases or decreases in LIBOR of 100 and 200 basis points from their levels as of and for the three months ended September 30, 2014, and with all other variables held constant. The following table summarizes the impact of changes in LIBOR. Due to the current low interest rate environment, when estimating the effect of LIBOR decreases on pre-tax income, we have set an interest rate floor of 0% and have not allowed LIBOR to go negative.

			Effect of Change in LIBOR on Pre-tax Income for the quarter ended September 30, 2014
	Weighted Average Interest Rate	Weighted Average Balance Outstanding
Description of Floating Rate Debt			200 Basis Point Decrease(1)	100 Basis Point Decrease(1)	100 Basis Point Increase	200 Basis Point Increase
		(in millions)
Loan payable	2.71%	$103.4	$0.2	$0.2	$(0.8)	$(1.6)

(1)
The LIBOR rate from January to September on our Loan payable was approximately 21 basis points and, for the purposes of this illustration, decreases in monthly rates over this period have been limited to this rate.

        We have floating rate debt outstanding of $103.4 million as of September 30, 2014, which is exposed to rising interest rates. In addition, we had approximately $100.4 million of cash and cash equivalents as of September 30, 2014. Our exposure to rising interest costs on our debt would be partially mitigated by the increase in net investment income on our cash and cash equivalents.

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

  Evaluation of Effectiveness of Controls

        We carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2014. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2014, at a reasonable assurance level, to timely alert management to material information required to be included in our periodic filings with the Securities and Exchange Commission.

  Changes in Internal Control over Financial Reporting

        There were no changes in our internal controls over financial reporting during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

UNIVERSAL AMERICAN CORP.
October 29, 2014	/s/ RICHARD A. BARASCH Richard A. Barasch Chief Executive Officer
October 29, 2014	/s/ ROBERT A. WAEGELEIN Robert A. Waegelein President and Chief Financial Officer (Principal Accounting Officer)