Form 10-K
period 2014-12-31
UNIVERSAL AMERICAN CORP.
filed 2015-03-30
CIK 1514128

Use these links to rapidly review the document

PART IV
UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         The aggregate market value of the registrant's voting and non-voting common stock held by non-affiliates of the registrant on June 30, 2014, the last business day of the registrant's most recently completed second fiscal quarter, was approximately $367 million (based on the closing sales price of the registrant's common stock on that date). As of March 20, 2015, 80,812,734 shares of the registrant's voting common stock and 3,300,000 shares of the registrant's non-voting common stock were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

         The information contained in Part III, Items 10-14 of this Annual Report on Form 10-K will be included in the Company's definitive Proxy Statement for the 2014 Annual Meeting of Stockholders to be filed with the U.S. Securities and Exchange Commission.

        As used in this Annual Report on Form 10-K, except as otherwise indicated, references to the "Company," "Universal American," "we," "our," and "us" are to Universal American Corp., a Delaware corporation, and its subsidiaries.

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

PART I

BUSINESS

        Universal American, through our family of healthcare companies, provides health benefits to people covered by Medicare and/or Medicaid. Our core strength is our ability to partner with providers, especially primary care physicians, to improve health outcomes while reducing cost in the Medicare population. We currently are focused on three main businesses:

  •
  Medicare Advantage:  We serve the growing Medicare population by providing Medicare Advantage products to approximately 105,000 members as of January 1, 2015. Approximately 31% of the Medicare population in the United States is currently enrolled in Medicare Advantage plans; a type of Medicare health plan offered by private companies that contract with the federal government to provide enrollees with health insurance. Our current focus is to grow our Medicare Advantage business in Texas (especially Houston/Beaumont), upstate New York (especially the Syracuse area) and Maine, regions in which we have meaningful market positions.

  •
  Medicare Accountable Care Organizations:  We believe there is an opportunity to address the high cost of health care for the majority of the Medicare population enrolled in traditional fee-for-service Medicare and have joined with primary-care and multi-specialty provider groups to operate twenty-four Accountable Care Organizations, or ACOs, pursuant to the Medicare Shared Saving Program, known as the MSSP.

  •
  Medicaid.  We also provide services to Medicaid agencies and health plans through APS Healthcare and through our Total Care Medicaid health plan serving approximately 40,000 members in upstate New York.

Healthy Collaboration® Strategy

        We have developed a successful primary care physician alignment strategy that we have branded as The Healthy Collaboration®. We work in collaboration with healthcare providers, especially primary care physicians, to help them assume and manage risk, in order to achieve measurably better quality and lower cost. Below are the key elements of the strategy:

  •
  We align incentives through gain sharing arrangements so that providers are incented to assist members to achieve healthy outcomes.

  •
  We provide actionable data and analytics to providers and employ enabling technology to ensure that the right care is delivered at the right time in the right setting.

  •
  We engage the people we serve to help them make informed choices about their healthcare.

Our Operating Segments

        We manage and report our business as follows:

  •
  Medicare Advantage segment includes our Medicare Advantage businesses.

  •
  Management Services Organization, or MSO, segment supports our physician partnerships in the development of value-based healthcare models, such as ACOs, with a variety of capabilities and resources including technology, analytics, clinical care coordination, regulatory compliance and program administration.

  •
  Medicaid segment reflects the operations of our Total Care Medicaid health plan in upstate New York currently serving approximately 40,000 members in Syracuse and surrounding areas.

  •
  Traditional Insurance segment reflects our closed block of insurance products not offered through government programs, which includes Medicare supplement, long-term care, other senior health insurance, specialty health insurance and life insurance. This business is currently in run-out as we discontinued marketing and selling Traditional insurance products after June 1, 2012.

  •
  Corporate & Other segment reflects the activities of our holding company and the operations of APS Healthcare since its acquisition on March 2, 2012.

        As a result of the growth of our ACOs and Total Care, we have modified the way we manage and report our business. Our Medicare Advantage and Traditional Insurance segments remain unchanged; however, we have split our ACO and Total Care businesses from the Corporate & Other segment to form two new segments—MSO and Medicaid, respectively. We will continue to report the activities of our holding company, the operations of APS Healthcare, and other ancillary operations in our Corporate & Other segment.

  Segment Business in Force

        The following table sets forth our direct, acquired and assumed annualized premium in force, including only the portion of premiums on interest-sensitive products that is applied to the cost of insurance and related membership counts:

	Gross Annualized Premium In Force
	December 31, 2014			December 31, 2013(1)
	$	%	Members	$	%	Members
	(Dollars in millions, Members in thousands)
Medicare Advantage(2)
Southwest HMO	$766.9	44.3%	61.8	$698.2	39.2%	54.6
Other Core Networks	334.4	19.3%	29.7	377.7	21.3%	31.5

Core Markets	1,101.3	63.6%	91.5	1,075.9	60.5%	86.1
Non-Core Network	167.1	9.6%	20.7	218.1	12.3%	24.8
Rural	22.0	1.3%	1.9	32.5	1.8%	2.9

Sub total	1,290.4	74.5%	114.1	1,326.5	74.6%	113.8

Medicaid	178.3	10.3%	40.0	153.3	8.6%	35.2
Traditional Insurance
Medicare Supplement and Other Senior Health	166.4	9.6%	58.9	193.6	10.9%	70.6
Accident & Sickness and Other	25.7	1.5%	81.6	28.9	1.6%	91.0
Long Term Care	23.2	1.3%	11.5	23.8	1.3%	12.6

Sub total	215.3	12.4%	152.0	246.3	13.8%	174.2

Life Insurance and Annuity	48.8	2.8%	105.2	53.3	3.0%	114.9

Total	$1,732.8	100.0%	411.3	$1,779.4	100.0%	438.1

(1)
Excludes 13,200 members in areas subject to 2014 Service Area Reductions. This includes 10,700 rural members whose plans were not renewed for 2014.

(2)
These plans are pursuant to contracts with the Centers for Medicare & Medicaid Services, known as CMS.

  Medicare Advantage

        We believe that attractive growth opportunities exist in providing health insurance to the growing senior market. At present, approximately 53 million Americans are eligible for Medicare, the Federal program that offers basic hospital and medical insurance to people over 65 years old and some disabled people under the age of 65. According to the U.S. Census Bureau, more than two million Americans turn 65 in the United States each year, and this number is expected to grow as the so-called baby boomers continue to turn 65. In addition, many large employers that traditionally provided medical and prescription drug coverage to their retirees have begun to curtail these benefits. Medicare Advantage continues to grow its share of the overall Medicare market and we believe is likely to continue to gain positive acceptance with consumers.

        In 2014, we made a strategic decision to offer Medicare Advantage plans only in markets where we can positively impact the cost and quality of healthcare through collaboration with providers. Accordingly, we reduced our footprint for 2015 and now offer plans in only three states (Texas, New York and Maine). In the Houston/Beaumont region, we currently maintain the leading market position with strong brand awareness and committed and aligned physician groups. In upstate New York, we are in the process of converting this historically fee-for-service market into a more value-based system by introducing pay for performance to the primary care physicians in the region. We now have a complementary collection of businesses centered in upstate NY where we serve nearly 35,000 Medicare Advantage members, 17,000 Medicare fee-for-service beneficiaries through our ACO, and 40,000 Medicaid lives through our Total Care plan. With these 3 programs, we are now the largest sponsor of government programs in central New York.

        Approximately 86% of our 2015 membership is in plans that received a 4-Star Medicare quality rating. The Company earned a 4-Star rating for its flagship TexanPlus® plan in Houston/Beaumont and for its largest plan in New York and Maine, Today's Options Network PFFS plan. A summary of these ratings is presented below:

Contract	Plan Name	Location	Members (000's)	2015 Star Rating
H4506	Texan Plus HMO	Southeast Texas—Houston/Beaumont	63.0	4.0
H2816	Today's Options Network PFFS	Northeast—New York & Maine	26.7	4.0
H2775	Today's Options PPO	Northeast—New York & Maine	10.9	3.5
H5656	Texan Plus HMO	North Texas—Dallas	4.0	3.0

			104.6

        Plans that achieve a 4-Star rating or better are entitled to additional bonus payments and higher rebate percentages from CMS which enables the plans to enhance their product offering to members through reduced premiums and/or additional benefits.

        Medicare Advantage—Texas:    Universal American's largest Medicare Advantage market is Texas, primarily the Houston/Beaumont region and North Texas. We market our products using the TexanPlus® brand.

  •
  Our HMO plans are offered under contracts with CMS and provide all basic Medicare covered benefits with reduced member cost-sharing as well as additional supplemental benefits, including a defined prescription drug benefit. We built this coordinated care product around contracted networks of providers who, in cooperation with the health plan, coordinate an active care management program. In addition to a monthly payment per member from CMS, the plan may collect a monthly premium from its members for specified products.

  •
  In connection with the HMOs, we operate separate Medicare Advantage Management Service Organizations that manage that business and affiliated Independent Physician Associations or IPAs. We participate in the net results derived from these affiliated IPAs.

        Medicare Advantage—Northeast:    Universal American's second largest market is upstate New York, primarily the ten counties that are considered part of the Syracuse market. Universal American markets its Medicare Advantage products using the Todays Options® brand. Enrollment in this market is generally supported by independent agents.

        The products provided in our Northeast market include PPO and Network PFFS plans.

  •
  Our PPO plans are provided under the brand "Today's Options® PPO." They are offered under contracts with CMS and provide all basic Medicare covered benefits with reduced member cost-sharing as well as additional supplemental benefits, including a defined prescription drug benefit. This coordinated care product is built around contracted networks of providers who, in cooperation with the health plan, coordinate an active care management program. In addition to a monthly payment per member from CMS, the plan may collect a monthly premium from its members for specified products.

  •
  Our Network PFFS plans, which are provided under the brand "Today's Options®" are offered under contracts with CMS and provide enhanced health care benefits compared to traditional Medicare, subject to cost sharing and other limitations. Even though these plans allow the members more flexibility in the delivery of their health care services than other Medicare Advantage plans, we actively coordinate care for these members in a similar manner to our PPO and HMO plans. Some of these products include a defined prescription drug benefit. In addition to a fixed monthly payment per member from CMS, individuals in these plans may be required to pay a monthly premium in selected counties or for selected enhanced products.

        The chart below details our current Medicare Advantage membership:

	January 31, 2015	December 31, 2014	Change
	(in thousands)
Membership
Houston / Beaumont	63.0	57.2	10%
Dallas	4.0	4.6	–13%

Southwest HMO	67.0	61.8	8%
Northeast	37.6	29.7	27%

Medicare Advantage	104.6	91.5	14%

  MSSP—Accountable Care Organizations

        The Patient Protection and Affordable Care Act and The Healthcare and Education Reconciliation Act of 2010, which we collectively refer to as the ACA established Medicare Shared Savings ACOs as a tool to improve quality and lower costs through increased care coordination in the Medicare Fee-for-Service, or FFS, program, which covers the majority of Medicare recipients. CMS established the MSSP to facilitate coordination and cooperation among providers to improve the quality of care for FFS beneficiaries and reduce unnecessary costs. Eligible providers, hospitals, and suppliers may participate in the MSSP by creating or participating in an ACO.

        The MSSP is designed to improve beneficiary outcomes and increase value of care by:

  •
  promoting accountability for the care of Medicare FFS beneficiaries;

  •
  requiring coordinated care for all services provided under Medicare FFS; and

  •
  encouraging investment in infrastructure and redesigned care processes.

The MSSP will reward ACOs that lower their health care costs while surpassing a minimum savings rate and meeting quality of care performance standards. Cost savings below the benchmark provided by CMS will be shared at least 50% with the ACOs. The minimum savings rate set by CMS varies depending on the number of patients assigned to the ACO, starting at 3.9% for ACOs with patients totaling 5,000 and grading to 2.0% for ACOs with patients totaling 10,000 or more.

        At January 1, 2015, Universal American sponsors 24 ACOs in ten States, which include 3,800 participating providers and approximately 285,000 Medicare FFS beneficiaries covering more than $3 billion of medical spend. Certain of our ACOs overlap a portion of our Medicare Advantage footprint (Houston, Dallas and Syracuse) which capitalizes on our existing relationship with providers. The other ACOs have no overlap with existing operations, offering an opportunity for expansion into other products and services. We provide these ACOs with care coordination, analytics and reporting, technology and other administrative capabilities to enable participating providers to deliver better care and lower healthcare costs for their Medicare FFS beneficiaries. We employ local market staff (operations and clinical) to drive physician and their staff engagement and care coordination improvements. During 2014, we reduced the number of our active ACOs based on a variety of factors, including the level of engagement by the physicians in the ACO and the likelihood of the ACO achieving shared savings. We may make further reductions in 2015.

  Medicaid Program

        Established in 1965, Medicaid is the largest publicly funded program in the United States, and provides health insurance to low-income families and individuals with disabilities. Authorized by Title XIX of the Social Security Act, Medicaid is an entitlement program funded jointly by the federal and state governments and administered by the states. The majority of funding is provided at the federal level. Each state establishes its own eligibility standards, benefit packages, payment rates and program administration within federal standards. Eligibility is based on a combination of household income and assets, often determined by an income level relative to the federal poverty level. Historically, children have represented the largest eligibility group. Our APS Healthcare segment provides a variety of healthcare services to Medicaid members in numerous states.

        Due to the Medicaid expansion provisions under the Affordable Care Act, CMS projects that Medicaid expenditures will increase from approximately $505 billion in 2014 to approximately $860 billion by 2022. In addition, as part of the Affordable Care Act, approximately 70 million people are expected to qualify for Medicaid in 2015.

        A portion of Medicaid members are dual eligibles, low-income seniors and people with disabilities who are enrolled in both Medicaid and Medicare. Based on CMS, industry analyst and Kaiser Family Foundation data, we estimate there are approximately 10 million dual eligible enrollees with annual spending of approximately $400 billion. Only a small portion of the total spending on dual eligibles is administered by managed care organizations. Dual eligibles tend to consume more healthcare services due to their tendency to have more chronic health issues.

        Total Care NY Medicaid Plan—On December 1, 2013, we acquired the Total Care Medicaid health plan. Total Care provides Medicaid managed care services to approximately 40,000 members in three counties in upstate New York that overlap with our existing Medicare Advantage footprint. Roughly 80% of its members are located in Onondaga County. In addition to the Medicaid program, Total Care also participates in the Child Health Plus program for low-income, uninsured children.

  Traditional Insurance

        Our Traditional Insurance segment reflects the results of Medicare supplement and other senior health products, specialty health insurance products, primarily fixed benefit accident and sickness insurance and senior life insurance business, as well as long-term care, disability, major medical, universal life and fixed annuities. These are closed blocks of business as we discontinued marketing and selling Traditional insurance products after June 1, 2012.

        We reinsure substantially all of our net in force life and annuity business. All of our primary reinsurers were rated "A–" (Excellent) or better by A.M. Best with the exception of one reinsurer. For that reinsurer, which is rated B++, a trust containing assets at 106% of reserves is maintained.

Healthcare Reform

        The ACA was signed into law in March 2010 and legislates broad-based changes to the U.S. health care system. Due to the complexity of the health reform legislation, including yet to be promulgated implementing regulations, lack of interpretive guidance, and gradual implementation, the impact of the health reform legislation remains difficult to predict and quantify. In addition, we believe that any impact from the health reform legislation could potentially be mitigated by certain actions we may take in the future including modifying future Medicare Advantage bids to compensate for such changes. For example, the anticipation of additional revenues from Star bonuses or reduced CMS reimbursement rates are factored into the anticipated level of benefits included in our Medicare Advantage bids for the upcoming year.

        The provisions of these new laws include the following key points, which are discussed further below:

  •
  reduced Medicare Advantage reimbursement rates, beginning in 2012;

  •
  implementation of a quality bonus for Star ratings, beginning in 2012;

  •
  accountable care organizations, beginning in 2012;

  •
  limitation on the federal tax deductibility of compensation earned by individuals for certain types of companies, beginning in 2013;

  •
  stipulated minimum medical loss ratios, beginning in 2014;

  •
  non-deductible health insurance industry fee, beginning in 2014; and

  •
  coding intensity adjustments, with mandatory minimums, beginning in 2014.

        For further discussion, please see "Healthcare Reform" under Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations in this report.

Competition

        The health insurance industry is highly competitive. We compete with numerous other health insurance companies and managed care organizations on a national, regional and local market basis, including United Healthcare, Humana, Anthem, including various "Blues" plans, Aetna and Cigna as well as other health maintenance organizations, preferred provider organizations, and other health care-related companies which provide a variety of services in the Medicare, Medicaid and commercial markets both on a capitated and fee for service basis. Most of our competitors have larger memberships and/or greater financial resources.

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

        The following table shows the geographical distribution of the direct cash premium collected for our Medicare Advantage, Total Care and Traditional Insurance business (in thousands), as reported on a statutory basis to the regulatory authorities for the years ended December 31, 2014 and 2013:

	2014					2013
State/Region	Medicare Advantage	Medicaid	Traditional	Total	% of Premium	Medicare Advantage	Medicaid	Traditional	Total	% of Premium
Texas	$800,820	$—	$16,568	$817,388	47.1%	$751,482	$—	$18,568	$770,050	41.3%
New York	293,105	178,417	18,771	490,293	27.2%	328,236	12,787	21,606	362,629	19.4%
Pennsylvania	55,531	—	13,005	68,536	4.0%	66,311	—	14,885	81,196	4.4%
Indiana	39,342	—	8,088	47,430	2.7%	68,742	—	9,334	78,076	4.2%
Virginia	34,677	—	11,811	46,488	2.7%	66,136	—	13,191	79,327	4.3%

Subtotal	1,223,475	178,417	68,243	1,470,135	83.7%	1,280,907	12,787	77,584	1,371,278	73.6%
All other	142,497	—	139,607	282,104	16.3%	332,314	—	162,656	494,970	26.4%

Total	$1,365,972	$178,417	$207,850	$1,752,239	100.0%	$1,613,221	$12,787	$240,240	$1,866,248	100.0%

        Provider Arrangements.    Our network providers deliver health care services to members enrolled in our Medicare Advantage coordinated care plans and Medicaid plans to which we provide services through a network of contracted providers, including physicians, behavioral health providers and other clinical providers, hospitals, a variety of outpatient facilities and the full range of ancillary provider services. The major ancillary services and facilities include:

  •
  ambulance services;

  •
  medical equipment services;

  •
  home health agencies;

  •
  home infusion providers;

  •
  mental health and substance abuse providers;

  •
  rehabilitation facilities;

  •
  skilled nursing facilities;

  •
  optical services; and

  •
  pharmacies.

        We use a wide range of systems and processes to organize and deliver needed health care services to our members. The key steps in this process are:

  •
  the careful selection of primary care physicians to provide overall care management and care coordination of members;

  •
  development of a comprehensive panel of specialists usually selected by the primary care physicians;

  •
  contracting for the balance of needed services based on the preference and experience of the local physicians; and

  •
  arranging for the full range of medical management systems required to support the primary care and specialist physicians.

        We employ health evaluation and assessment tools, quality improvement, care management and credentialing programs to ensure that we meet target goals relating to the provision of quality patient care by our providers. The major medical management systems are:

  •
  an inpatient hospitalist program at contracted hospitals;

  •
  selected authorization of target services;

  •
  referral management;

  •
  case management;

  •
  transition of care management;

  •
  in-home interventions;

  •
  focused chronic illness management;

  •
  transplant coordinator services; and

  •
  outpatient prescription drug management.

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

Reserves

        We establish, and carry as liabilities in our financial statements prepared in accordance with generally accepted accounting principles, known as GAAP, and statutory accounting practices, actuarially determined reserves in accordance with applicable insurance regulations. For further discussion, see Critical Accounting Policies in our Management's Discussion and Analysis of Financial Condition and Results of Operations elsewhere in this Annual Report on Form 10-K.

        We calculate reserves together with premiums to be received on outstanding policies and contracts and interest at assumed rates on these amounts, which we believe to be sufficient to satisfy policy and contract obligations. Reserves for life insurance policies are determined using actuarial factors based on mortality tables and interest rates. Reserves for accident and health insurance policies (excluding Medicare Advantage and Medicaid policies) use prescribed morbidity tables based on our historical experience. For Medicare Advantage and Total Care policies, claims reserves are estimated using standard actuarial development methodologies. Under such methods, we take into consideration the historical lag between incurred date of claim and payment date of claim, membership changes, expected medical cost trend, changes in pending claims, amount of claims receipts, claims seasonality, changes in average risk profile, changes in laws, rules, regulations (including CMS coverage guidelines, where applicable) and benefit plan changes. We also maintain reserves for unearned premiums, for premium deposits, for claims that have been reported and are in the process of being paid or contested and for our estimate of claims that have been incurred but have not yet been reported.

        We calculate the reserves reflected in our consolidated financial statements in accordance with GAAP. We determine these reserves based on our best estimates of mortality and morbidity, persistency, expenses and investment income. We use the net level premium method for all non-interest-sensitive products and the retrospective deposit method for interest-sensitive products. GAAP reserves differ from statutory reserves due to the use of different assumptions regarding mortality and morbidity, interest rates and the introduction of lapse assumptions into the GAAP reserve calculation.

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

        We evaluate the financial condition of our reinsurers and monitor concentrations of credit risk to minimize our exposure to significant losses from reinsurer insolvencies. We must pay claims in the event that a reinsurer to which we have ceded an insured claim fails to meet its obligations under the reinsurance agreement. As of December 31, 2014, all of our primary reinsurers were rated "A–" (Excellent) or better by A.M. Best with the exception of one reinsurer. For that reinsurer, which is rated B++, a trust containing assets at 106% of policy reserve levels is maintained for our benefit. We are not aware of any instances where any of our reinsurers have been unable to pay any policy claims on any reinsured business.

        The table below details our gross annualized premium in force, the portion that we ceded to reinsurers and the net amount that we retained:

	December 31, 2014				December 31, 2013
	Gross	Ceded	Net	Retained	Gross	Ceded	Net	Retained
	($ in millions)
Medicare Advantage
Southwest HMO	$766.9	$1.8	$765.1	100%	$698.2	$1.3	$696.9	100%
Other Core Networks	334.4	0.4	334.0	100%	377.7	0.6	377.1	100%

Core Markets	1,101.3	2.2	1,099.1	100%	1,075.9	1.9	1,074.0	100%
Non-Core Network	167.1	0.5	166.6	100%	218.1	0.3	217.8	100%
Rural	22.0	—	22.0	100%	32.5	0.2	32.3	99%

Sub total	1,290.4	2.7	1,287.7	100%	1,326.5	2.4	1,324.1	100%

Medicaid	178.3	—	178.3	100%	153.3	—	153.3	100%
Traditional Insurance
Medicare Supplement and Other Senior Health	166.4	34.9	131.5	79%	193.6	41.9	151.7	78%
Accident & Sickness and Other	25.7	0.6	25.1	98%	28.9	0.6	28.3	98%
Long Term Care	23.2	8.8	14.4	62%	23.8	6.7	17.1	72%

Sub total	215.3	44.3	171.0	79%	246.3	49.2	197.1	80%

Life Insurance and Annuity	48.8	36.4	12.4	25%	53.3	39.9	13.4	25%

Total	$1,732.8	$83.4	$1,649.4	95%	$1,779.4	$91.5	$1,687.9	95%

  Administration of Reinsured Blocks of Business

        We are generally responsible for the administration of reinsured blocks of business including underwriting, issue, policy maintenance, rate management and claims adjudication and payment. In addition to reimbursement for commissions and premium taxes on the reinsured business, we also receive allowances from the reinsurers as compensation for our expense for such administration. With the sale of our previously-owned third party administrator (CHCS) to iGate, we continue to subcontract the administration of our accident and health and our retained life blocks of business to CHCS. Other blocks of business are administered by other third parties, including reinsurance partners.

  Reinsurance of Medicare Advantage

        We maintain excess of loss reinsurance on our Medicare Advantage HMO, PPO and PFFS products, which limits our per member risk. Our retention in 2014 is $300,000 of benefits and 10% in excess of the $300,000, except for one company, Select Care of Texas, for which our retention in 2014 is $350,000 of benefits and 10% in excess of the $350,000.

  Reinsurance of Traditional Insurance

        We have retained all new Medicare supplement business written after January 1, 2004. Under the existing coinsurance agreements for business written prior to 2004, which remain in effect for the life of each policy reinsured, we reinsure a portion of the premiums, claims and commissions on a pro rata basis and receive additional expense allowances for policy issue and administration and premium taxes. The amounts reinsured under these agreements range from 25% to 100%. Depending on how the older reinsured business lapses, the overall percentage of business we retain may increase. As of December 31, 2014, the percentage of Medicare supplement business in force retained by us was 79%.

        We retain 100% of the fixed benefit accident & sickness disability and hospital business issued in our Traditional Insurance segment. We reinsure our long-term care business on a 50% quota share basis, except for the acquired long-term care business in Constitution Life Insurance Company which is 100% retained. We have excess of loss reinsurance agreements to reduce our liability on individual risks for home health care policies to $125,000. For other long-term care policies issued, we have reinsurance agreements which cover 90% of the benefits on claims after two years and 100% of the benefits on claims after the third or fourth years depending upon the plan. We also have excess of loss reinsurance agreements with unaffiliated reinsurance companies on most of our major medical insurance policies to reduce the liability on individual risks to $325,000 per year.

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

Underwriting Procedures

        For our Medicare Advantage HMO, PPO, network-based PFFS, non-network (Rural) PFFS plans and Health Exchange business, pursuant to applicable regulations, we are not permitted to underwrite new enrollees. However, premiums received for these members are risk adjusted based on CMS adjustment policies reflecting the health status for each member. Rural and Health Exchange products were discontinued effective January 1, 2015.

        For our Traditional Insurance business, for which we discontinued marketing and selling new products after June 1, 2012, we base the premium we charge, in part, on assumptions about expected mortality and morbidity experience. While we were writing new Traditional business, we followed detailed uniform underwriting procedures designed to assess and quantify various insurance risks before issuing life insurance policies and health insurance policies to individuals. We generally base these procedures on industry practices, reinsurer underwriting manuals and our prior underwriting experience.

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

  Medicare

        Medicare is a federal program that provides eligible persons age 65 and over and certain eligible persons with disabilities under age 65 with a variety of hospital, prescription drug, and medical insurance benefits. Medicare members have the option to enroll in a Medicare Advantage health plan. Under Medicare Advantage, insurance companies and managed care organizations contract with CMS to provide benefits at least equivalent to the traditional fee-for-service Medicare program in exchange for a fixed monthly payment per member that varies based on the county in which a member resides as well as a member's demographics and health status. Medicare supplemental insurance, sometimes called Medigap is jointly regulated by the federal government and by state Departments of Insurance. In all but a few states, there are standard Medicare supplement plans.

        The Medicare Part D drug benefit offers Medicare members the option to obtain covered outpatient prescription drug benefits either as a stand-alone plan or offered in conjunction with a Medicare Advantage health plan. Certain of our Medicare Advantage plans offer a Medicare Part D drug benefit.

        The ACA made several changes to Medicare Advantage. Beginning in 2012, the Medicare Advantage "benchmark" rates began the transition to target Medicare fee-for-service cost benchmarks of 95%, 100%, 107.5% or 115% of the calculated Medicare fee-for-service costs. The transition period is 2, 4 or 6 years depending upon the applicable county. The counties are divided into quartiles based on each county's fee-for-service Medicare costs. We estimate that approximately 65% and 35%, respectively, of our January 1, 2015 membership resides in counties where the Medicare Advantage benchmark rate will equal 95% and 115%, respectively, of the calculated Medicare fee-for-service costs at the end of the 6 year transition period in 2017.

        Implementation of quality bonus for Star ratings—Beginning in 2012, Medicare Advantage plans with an overall "Star rating" of three or more stars (out of five) based on 2011 performance were eligible for a "quality bonus" in their basic premium rates. For 2015 and beyond, plans must achieve an overall star rating of at least 4 stars to receive the quality bonus. Plans receiving Star bonus payments are required to use the additional dollars to provide "extra benefits" for the plans' enrollees, to comply with required minimum loss ratios, resulting in a competitive advantage for those plans rather than a direct financial impact. In addition, beginning in 2012, Medicare Advantage Star ratings affect the rebate percentage available for plans to provide additional member benefits (plans with quality ratings of 3.5 stars or above will have their rebate percentage increased from a base rate of 50% to 65% or 70%). In all cases, this rebate percentage is lower than the pre-ACA rebate percentage of 75%. Our Medicare Advantage plans for 2015 are rated from 3.0 to 4.0 stars out of 5.0, with approximately 86% of our membership now in plans rated 4 stars, which ratings were considered when preparing our bids to be submitted for 2015.

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

        Stipulated minimum MLRs—Beginning in 2014, the ACA stipulates a minimum medical loss ratio, or MLR, of 85% for Medicare Advantage plans. This MLR takes into account benefit costs, quality initiative expenses, the ACA fee and taxes. Financial and other penalties may result from failing to achieve the minimum MLR ratio. For the year ended December 31, 2014 our Medicare Advantage plans exceeded the minimum MLR, as defined by CMS. Complying with such minimum ratio by increasing our medical expenditures or refunding any shortfalls to the federal government could have a material adverse effect on our operating margins, results of operations, and our statutory required capital.

        Non-deductible health insurance industry fee ("ACA Fee")—Beginning in 2014, the new healthcare reform legislation imposed an annual aggregate health insurance industry fee of $8.0 billion (with increasing annual amounts thereafter) on health insurance premiums, including Medicare Advantage premiums, that is not deductible for income tax purposes. As a result, our effective income tax rate increased in 2014, and will likely remain at a higher level in future years. Our share of the new fee is based on our pro rata percentage of premiums written during the preceding calendar year compared to the industry as a whole, calculated annually. This fee, first expensed and paid in 2014, adversely affects the profitability of our Medicare Advantage business and could have a material adverse effect on our results of operations. We paid a fee of $23.1 million in 2014, based on 2013 net written premiums and estimate that the fee to be paid in 2015, based on 2014 net written premiums, will be approximately $29 million. Pursuant to the guidance issued by the FASB in July 2011, for reporting in accordance with U.S generally accepted accounting principles (GAAP), the liability for the fee will be estimated and recorded in full once the entity provides qualifying health insurance in the corresponding period with a corresponding deferred cost that is to be amortized to expense on a straight-line basis over the applicable calendar year. For statutory reporting purposes, the fee will be expensed on January 1 in the year of payment, rather than amortized to expense over the year. The ACA fee is included in other operating costs; however, will be factored in when calculating the stipulated minimum MLR.

  Accountable Care Organizations

        The ACA established ACOs, as a tool to improve quality and lower costs through increased care coordination in the FFS program. CMS established the MSSP to facilitate coordination and cooperation among providers to improve the quality of care for Medicare fee-for-service beneficiaries and reduce unnecessary costs. To date, we have partnered with numerous groups of healthcare providers and currently participate in twenty-four active ACOs previously approved to participate in the MSSP. ACOs are entities that contract with CMS to serve the FFS population with the goal of better care for individuals, improved health for populations and lower costs. ACOs share savings with CMS to the extent that the actual costs of serving assigned beneficiaries are below certain trended benchmarks of such beneficiaries and certain quality performance measures are achieved. We provide a variety of services to the ACOs, including care coordination, analytics and reporting, technology and other administrative services to enable these physicians and their associated healthcare providers to deliver better quality care, improved health and lower healthcare costs for their Medicare FFS patients.

        As of December 31, 2014, we have incurred inception-to-date expenses of approximately $107 million, pre-tax, related to our ACO business, including our equity in the losses of our unconsolidated ACOs and have recognized our portion of shared savings revenues and expense reimbursements totaling approximately $13 million to date. We also expect to incur significant costs during 2015 and there can be no assurance that we will recoup any of these costs. Under the MSSP, CMS will not make any payments to ACOs for a measurement year until the second half of the following year, which will negatively impact our cash flows. In order to receive revenues from CMS under the MSSP, the ACO must meet certain minimum savings rates (i.e. save the federal government money) and meet certain quality measures. More specifically, an ACOs medical expenses for its assigned beneficiaries during a relevant measurement year must be below the benchmark established by CMS for such ACO. On the quality side, the MSSP requires ACOs to meet thirty-three quality measures, which CMS may vary from time to time. Notwithstanding our efforts, our ACOs may be unable to meet the required savings rates or may not satisfy the quality measures, which may result in our receiving no revenues and losing our substantial investment. In addition, as the MSSP is a new program, it presents challenges and risks associated with the timeliness and accuracy of data and interpretation of complex rules, which may impact the timing and amount of revenue we can recognize and could have a material adverse effect on our ability to recoup any of our investment in this new business. Further, there can be no assurance that we will maintain positive relations with each of our twenty-four ACO partners which may result in certain of the ACOs terminating our relationship, which will result in a potential loss of our investment.

        In addition, CMS, the US Office of Inspector General, the Internal Revenue Service, the Federal Trade Commission, the US Department of Justice, and various states have adopted or are considering adopting new legislation, rules, regulations and guidance relating to formation and operation of ACOs. Such laws may, among other things, require ACOs to become subject to financial regulation such as maintaining deposits of assets with the states in which they operate, the filing of periodic reports with the insurance department and/or department of health, or holding certain licenses or certifications in the jurisdictions in which the ACOs operate. Failure to comply with legal or regulatory restrictions may result in CMS terminating an ACOs agreement with CMS and/or subjecting an ACO to loss of the right to engage in some or all business in a state, payment of fines or penalties, or may implicate federal and state fraud and abuse laws relating to anti-trust, physician fee-sharing arrangements, anti-kickback prohibitions or prohibited referrals, any of which may adversely affect our operations and/or profitability.

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

  Fraud and abuse laws

        Enforcement of health care fraud and abuse laws has become a top priority for the nation's law enforcement entities. The funding of these law enforcement efforts has increased dramatically in the past few years and is expected to continue. The focus of these efforts has been directed at participants in federal government health care programs such as Medicare and Medicaid.

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

        HIPAA also calls for the adoption of standards for the exchange of electronic health information and privacy requirements that govern the handling, use and disclosure of protected customer health information. Compliance with HIPAA and other privacy laws is far-reaching and complex and proper interpretation and practice under the law continue to evolve. Consequently, our efforts to measure, monitor and adjust our business practices to comply with these laws are ongoing. In 2013, the United States Department of Health and Human Services issued the omnibus final rule on HIPAA privacy, security, breach notification requirements and enforcement requirements under the HITECH Act, and a final regulation for required changes to the HIPAA Privacy Rule for the Genetic Information Nondiscrimination Act, or GINA. Our failure to comply with the omnibus final rule or the failure of our business associates to comply with HIPAA, the HITECH ACT, GINA, or other privacy regulations could cause us to incur civil or criminal penalties, including significant damage to our reputation.

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

  State and local regulation

        Each of our insurance company and HMO subsidiaries is also subject to the regulations of and supervision by the insurance department and/ or departments of health of each of the jurisdictions in which they are admitted and authorized to transact business. These regulations cover, among other things:

  •
  the declaration and payment of dividends by our insurance company and HMO subsidiaries;

  •
  the setting of rates to be charged for some types of insurance;

  •
  the granting and revocation of licenses to transact business;

  •
  the licensing of agents;

  •
  the regulation and monitoring of market conduct and claims practices;

  •
  the approval of policy forms;

  •
  the establishment of reserve requirements;

  •
  investment restrictions;

  •
  the regulation of maximum allowable commission rates;

  •
  the mandating of some insurance benefits;

  •
  minimum capital and surplus levels; and

  •
  the form and accounting practices used to prepare statutory financial statements.

        A failure to comply with legal or regulatory restrictions may subject the insurance company subsidiary or HMO subsidiary to a loss of a right to engage in some or all business in a state or states or an obligation to pay fines, penalties, or make restitution, which may adversely affect our profitability.

        American Pioneer Life Insurance Company is a Florida domiciled insurance company. American Progressive Life & Health Insurance Company of New York is a New York domiciled insurance company. The Pyramid Life Insurance Company is a Kansas domiciled insurance company. Constitution Life Insurance Company and Marquette are Texas domiciled insurance companies. Effective December 31, 2013, our Union Bankers Insurance Company subsidiary was merged into Constitution Life Insurance Company. SelectCare of Texas, Inc. is licensed as an HMO in Texas, SelectCare Health Plans, Inc. is licensed as an HMO in Texas and Today's Options of New York, Inc. is licensed as a Prepaid Health Services Plan in New York. Collectively, our insurance subsidiaries and HMOs are licensed to sell health insurance, HMO products, life insurance and annuities in all 50 states and the District of Columbia.

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

        Every insurance company and HMO that is a member of an "insurance holding company system" generally is required to register with the insurance regulatory authority in its domicile state and file periodic reports concerning its relationships with its insurance holding company and with its affiliates. Material transactions between registered insurance companies or HMOs and members of the holding company system are required to be "fair and reasonable" and in some cases are subject to administrative approval. The books, accounts and records of each party are required to be maintained so as to clearly and accurately disclose the precise nature and details of any intercompany transactions.

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

        Many states require deposits of assets by insurance companies and HMOs for the protection either of policyholders in those states or for all policyholders. These deposited assets remain part of the total assets of the company. As of December 31, 2014 and 2013, we had securities with market values totaling $36.5 million and $42.6 million, respectively, on deposit with various state treasurers or custodians. These deposits must consist of securities that comply with the standards established by the particular state.

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

        Although minimum required levels of equity are largely based on premium volume, product mix, and the quality of assets held, minimum requirements vary significantly from state to state. As of December 31, 2014, our state regulated subsidiaries had aggregate statutory capital and surplus of approximately $350 million. Based on current estimates, we expect the aggregate amount of dividends that may be paid to our parent company in 2015 without prior approval by state regulatory authorities is approximately $27 million.

  Risk-Based Capital and Minimum Capital Requirements

        Risk-based capital requirements promulgated in each state take into account asset risks, interest rate risks, mortality and morbidity risks and other relevant risks with respect to the insurer's business and specify varying degrees of regulatory action to occur to the extent that an insurer does not meet the specified risk-based capital thresholds, with increasing degrees of regulatory scrutiny or intervention provided for companies in categories of lesser risk-based capital compliance. As of December 31, 2014, all of our U.S. insurance company subsidiaries and managed care affiliates maintained ratios of total adjusted capital to risk-based capital in excess of the authorized control level. However, should our insurance company subsidiaries' and managed care affiliates' risk-based capital positions decline in the future, their ability to pay dividends, the need for capital contributions or the degree of regulatory supervision or control to which they are subjected might be affected.

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

  Business Process Outsourcing

        In connection with our 2010 sale of CHCS to iGate, we entered into a master services agreement covering the services iGate provides to us. These services include policy administration, underwriting, claims processing and other related processes primarily related to our Traditional lines of business. In addition, we continue to use iGate as a business outsource vendor to provide a range of business process services, including, data entry, member application intake and processing, data validation, mailroom imaging and scanning, paper-based and electronic claims adjudication and processing, and overflow labor support services for our Medicare Advantage operations. In addition, iGate also provides certain information technology support and programming. In the future, we may outsource additional services and business processes.

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

  Pharmacy Benefit Management

        We have entered into a multi-year pharmacy benefits management agreement with CVS Caremark which provides a range of pharmacy benefit management to our Medicare Advantage plans.

Employees

        As of February 26, 2015, we employed approximately 1,500 employees, none of whom is represented by a labor union in such employment. We consider our relations with our employees to be good.

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

        The Affordable Care Act, known as ACA, was signed into law in March 2010 and legislates broad-based changes to the U.S. health care system. Due to the complexity of the health reform legislation, including yet to be promulgated implementing regulations, lack of interpretive guidance, and gradual implementation, the impact of the health reform legislation remains difficult to predict and quantify. In addition, we believe that any impact from the health reform legislation could potentially be mitigated by certain actions we may take in the future including modifying future Medicare Advantage bids to compensate for such changes. For example, the anticipation of additional revenues from Star bonuses or reduced CMS reimbursement rates are factored into the anticipated level of benefits included in our Medicare Advantage bids for the upcoming year. However, we will need to dedicate significant resources and expense to complying with these new rules and there is a possibility that this new legislation could have a material adverse effect on our business, financial position and results of operations.

        The provisions of these new laws include the following key points, which are discussed further below:

  •
  reduced Medicare Advantage reimbursement rates, beginning in 2012;

  •
  implementation of a quality bonus for Star Ratings beginning in 2012;

  •
  accountable care organizations, beginning in 2012;

  •
  limitation on the federal tax deductibility of compensation earned by individuals for certain types of companies, beginning in 2013;

  •
  stipulated minimum medical loss ratios, beginning in 2014;

  •
  non-deductible health insurance industry fee, beginning in 2014; and

  •
  coding intensity adjustments, with mandatory minimums beginning in 2014.

        Reduced Medicare Advantage reimbursement rates—Beginning in 2012, the Medicare Advantage "benchmark" rates transition to target Medicare fee-for-service cost benchmarks of 95%, 100%, 107.5% or 115% of the calculated Medicare fee-for-service costs. The transition period is 2, 4 or 6 years depending upon the applicable county. The counties are divided into quartiles based on each county's fee-for-service Medicare costs. We estimate that approximately 65% of our current membership resides in counties where the Medicare Advantage benchmark rate will equal 95% of the calculated Medicare fee-for-service costs, with approximately 95% of these members having a 6-year transition period. Under the law, the premiums for such members transitioned to 95% of Medicare fee-for-service costs beginning in 2012. This followed the freezing of Medicare Advantage reimbursement rates in 2011 based on our 2010 levels.

        Medicare Advantage payment benchmarks have been cut over the last several years, with additional funding reductions to be phased in as noted above. On February 20, 2015, CMS issued its 2016 45 Day Call Letter (the "45 Day Call Letter") detailing preliminary 2016 Medicare Advantage benchmark payment rates. As is customary, CMS has invited public comment on these preliminary rates before issuing its final rates for 2016 in April 2015. The 45 Day Call Letter proposes to reduce Medicare rates for 2016 and make other changes that could negatively impact our business. At this time, CMS is not implementing the proposed policy of excluding for risk adjustment purposes the diagnosis codes obtained from in-home health risk assessments unless such codes are subsequently validated by a clinical encounter with a qualified provider. If implemented, this change would have resulted in significant additional funding declines for the Company. We will continue to evaluate proposed changes detailed in the 45 Day Call Letter, some of which could result in further rate reductions that would adversely affect our plan benefit designs, market participation, growth prospects and earnings potential for our Medicare Advantage plans in the future.

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

  •
  Causing us to exit many service areas;

  •
  Causing us to increase member premiums, lower benefits or impose higher member contributions (e.g., copayments); and

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

        Implementation of quality bonus for Star Ratings—Beginning in 2012, Medicare Advantage plans with an overall "Star rating" of three or more stars (out of five) based on 2011 performance are eligible for a "quality bonus" in their basic premium rates. Plans receiving Star bonus payments are required to use the additional dollars to provide "extra benefits" for the plans' enrollees to the extent necessary to maintain compliance with minimum loss ratio requirements resulting in a competitive advantage for those plans rather than a direct financial impact. In addition, beginning in 2012, Medicare Advantage Star ratings affect the rebate percentage available for plans to provide additional member benefits (plans with quality ratings of 3.5 stars or above will have their rebate percentage increased from a base rate of 50% to 65% or 70%). In all cases, this rebate percentage is lower than the pre-ACA rebate percentage of 75%. Beginning in 2015, in order to qualify for bonus payments, plans must have a 4 STAR rating or higher. Our Medicare Advantage plans for 2015 are rated from 3.0 to 4.0 stars out of 5.0, with approximately 86% of our membership now in plans rated 4 stars, which ratings were considered when preparing our bids to be submitted for 2015. Notwithstanding continued efforts to improve or maintain our Star ratings and other quality measures there can be no assurances that we will be successful in doing so. Accordingly, our plans may not be eligible for full level quality bonuses or increased rebates, which could adversely affect the benefits such plans can offer, reduce membership, and reduce profit margins.

        In addition, CMS has indicated that plans with a Part C or Part D Star rating of less than 3.0 for three consecutive years may be subject to termination While we do not currently have any plans with a rating below 3.0, our inability to maintain Star ratings of 3.0 or better for a sustained period of time could ultimately result in plan termination by CMS which could have a material adverse impact on our business, cash flows and results of operations. Also, the CMS Star ratings/quality scores may be used by certain agencies to establish premium rates or, in the case of CMS, to pay bonuses to Medicare Advantage plans that enable those plans to offer improved benefits and/or better pricing. Furthermore, lower quality scores compared to our competitors may result in us losing potential new business in new markets or dissuading potential members from choosing our plan in markets in which we compete. Lower quality scores compared to our competitors could have a material adverse effect on our rate of growth.

        Accountable Care Organizations—The ACA established Accountable Care Organizations, or ACOs, as a tool to improve quality and lower costs through increased care coordination in the Medicare fee for service program. CMS established the Medicare Shared Savings Program, or MSSP, to facilitate coordination and cooperation among providers to improve the quality of care for Medicare fee for service beneficiaries and reduce unnecessary costs. To date, we have partnered with numerous groups of healthcare providers and currently participate in twenty-four active ACOs previously approved to participate in the MSSP. ACOs are entities that contract with CMS to service the Medicare fee for service population with the goal of better care for individuals, improved health for populations and lower costs. ACOs share savings with CMS to the extent that the actual costs of serving assigned beneficiaries are below certain trended benchmarks of such beneficiaries and certain quality performance measures are achieved. We provide a variety of services to the ACOs, including care coordination, analytics and reporting, technology and other administrative services to enable these physicians and their associated healthcare providers to deliver better quality care, improved health and lower healthcare costs for their Medicare fee for service patients.

        As of December 31, 2014, we have incurred inception to date expenses of approximately $107 million, pre tax, related to our ACO business, including our equity in the losses of our unconsolidated ACOs and have recognized our portion of shared savings revenues and expense reimbursements totaling approximately $13 million to date. We also expect to incur significant costs during 2015 and there can be no assurance that we will recoup any of these costs. Under the MSSP, CMS will not make any payments to ACOs for a measurement year until the second half of the following year, which will negatively impact our cash flows. In order to receive revenues from CMS under the MSSP, the ACO must meet certain minimum savings rates (i.e. save the federal government money) and meet certain quality measures. More specifically, an ACOs medical expenses for its assigned beneficiaries during a relevant measurement year must be below the benchmark established by CMS for such ACO. On the quality side, the MSSP requires ACOs to meet thirty three quality measures, which CMS may vary from time to time. Notwithstanding our efforts, our ACOs may be unable to meet the required savings rates or may not satisfy the quality measures, which may result in our receiving no revenues and losing our substantial investment.

        In addition, as the MSSP is a new program, it presents challenges and risks associated with the timeliness and accuracy of data and interpretation of complex rules, which may impact the timing and amount of revenue we can recognize and could have a material adverse effect on our ability to recoup any of our investment in this new business. Further, there can be no assurance that we will maintain positive relations with each of our ACO partners which may result in certain of the ACOs terminating our relationship, which will result in a potential loss of our investment. During 2014, we reduced the number of our ACOs based on a variety of factors, including the level of commitment by the physicians in the ACO and the likelihood of the ACO achieving shared savings and may further reduce the number of our ACOs in 2015.

        In addition, CMS, the US Office of Inspector General, the Internal Revenue Service, the Federal Trade Commission, the US Department of Justice, and various states have adopted or are considering adopting new legislation, rules, regulations and guidance relating to formation and operation of ACOs. Such laws may, among other things, require ACOs to become subject to financial regulation such as maintaining deposits of assets with the states in which they operate, the filing of periodic reports with the insurance department and/or department of health, or holding certain licenses or certifications in the jurisdictions in which the ACOs operate. Failure to comply with legal or regulatory restrictions may result in CMS terminating an ACOs agreement with CMS and/or subjecting an ACO to loss of the right to engage in some or all business in a state, payment of fines or penalties, or may implicate federal and state fraud and abuse laws relating to anti-trust, physician fee-sharing arrangements, anti-kickback prohibitions or prohibited referrals, any of which may adversely affect our operations and/or profitability.

        On December 8, 2014, CMS issued a proposed rule with respect to the MSSP detailing numerous changes and seeking comments and suggestions from stakeholders on various alternative program designs. While many of the changes relate to clarification of CMS policy, many of the proposed changes, including changes to the benchmark methodology, quality reporting, assignment of Medicare beneficiaries, and how CMS allocates savings and losses, may result in increased expenses to us and/or may result in adverse changes to our ACOs' benchmarks, ability to satisfy the quality measures and reporting, the number of Medicare beneficiaries assigned to our ACOs, or otherwise making some or all of our ACOs not economically viable resulting in the loss of our investment.

        Stipulated Minimum MLRs—Beginning in 2014, the ACA stipulates a minimum medical loss ratio, or MLR, of 85% for Medicare Advantage plans. This MLR takes into account benefit costs, quality initiative expenses, the ACA fee and taxes. Financial and other penalties may result from failing to achieve the minimum MLR ratio. For the year ended December 31, 2014 our Medicare Advantage plans exceeded the minimum MLR, as defined by CMS. Complying with such minimum ratio by increasing our medical expenditures or refunding any shortfalls to the federal government could have a material adverse effect on our operating margins, results of operations, and our statutory required capital.

        Non-deductible health insurance industry fee ("ACA Fee")—Beginning in 2014, the ACA imposed an annual aggregate health insurance industry fee of $8.0 billion (with increasing annual amounts thereafter) on health insurance premiums, including Medicare Advantage premiums, that is not deductible for income tax purposes. As a result, our effective income tax rate increased in 2014, and will remain at a higher level in future years. Our share of the new fee is based on our pro rata percentage of premiums written during the preceding calendar year compared to the industry as a whole, calculated annually. This fee, first expensed and paid in 2014, adversely affects the profitability of our Medicare Advantage business and could have a material adverse effect on our results of operations. Further, since the assessment is based on prior year premiums, we could be subject to the industry fee if we exited business and have little or no premium during the current year. We paid a fee of $23.1 million in 2014, based on 2013 net written premiums and estimate that the fee to be paid in 2015, based on 2014 net written premiums, will be approximately $29 million. Pursuant to the guidance issued by the FASB in July 2011, for reporting in accordance with U.S generally accepted accounting principles, known as GAAP, the liability for the fee will be estimated and recorded in full once the entity provides qualifying health insurance in the corresponding period with a corresponding deferred cost that is to be amortized to expense on a straight line basis over the applicable calendar year. For statutory reporting purposes, the fee will be expensed on January 1 in the year of payment, rather than amortized to expense over the year. The ACA fee is included in other operating costs; however, will be factored in when calculating the stipulated minimum MLR.

        Coding intensity adjustments—Under the ACA, the coding intensity adjustment instituted in 2010 became permanent, resulting in mandated minimum reductions in risk scores of 4.91% in 2014 increasing each year to 5.91% in 2018. These coding adjustments may adversely affect the level of payments from CMS to our Medicare Advantage plans.

        Limitation on the federal tax deductibility of compensation earned by individuals—Beginning in 2013, with respect to services performed during 2010 and afterward, for health insurance companies, the federal tax deductibility of compensation is limited under Section 162(m)(6) of the Code to $500,000 per individual and will not contain an exception for "performance based compensation." In September 2014, the Internal Revenue Service issued final regulations on this compensation deduction limitation which provided additional information regarding the definition of a health insurance issuer. Based on our analysis of the final regulations, we no longer believe we are subject to the limitation. As a result, during the fourth quarter of 2014, we recorded a tax benefit of $3.2 million related to prior years and $1.7 million related to the first nine months of 2014. Prior to receiving the final regulations, our application of this limitation had increased our effective tax rate by approximately 60 basis points for the year ended December 31, 2013 and 200 basis points for the year ended December 31, 2012. However, there is a risk that the Internal Revenue Service or other regulators may disagree with our interpretation, which could result in higher taxes.

We are subject to extensive government regulation; compliance with laws and regulations is complex and expensive, and any violation of the laws and regulations applicable to us could reduce our revenues and profitability and otherwise adversely affect our operating results and/or impact our ability to participate in Government programs such as Medicare and Medicaid.

        There is substantial federal and state governmental regulation of our business. Several laws and regulations adopted by the federal government, such as the ACA, the False Claims Act, the Sarbanes-Oxley Act of 2002, the Gramm-Leach-Bliley Act, the Health Insurance Portability and Accountability Act of 1996, which we refer to as HIPAA, the Health Information Technology for Economic and Clinical Health Act (HITECH Act), the MMA, the USA PATRIOT Act, anti-kickback laws, MIPPA and "Do Not Call" regulations, and their state equivalents have created administrative and compliance requirements for us. The requirements of these laws and regulations are continually evolving, and the cost of compliance may have an adverse effect on our operations and profitability. The evolution of existing laws, rules, or regulations, their enforcement, or changes in their application or interpretation, as well as new laws and regulations could materially and adversely affect our operations, financial position, or results of operations and may expose us to increased liability. As laws and regulations evolve, the costs of compliance, which are already significant, will tend to increase. If we fail to comply with existing or future applicable laws and regulations we could suffer civil, criminal or administrative penalties, including termination of our contracts with CMS. Different interpretations and enforcement policies of these laws and regulations could subject our current practices to allegations of impropriety or illegality, or could require us to make significant changes to our operations. In addition, we cannot predict the impact of future legislation and regulatory changes on our business or assure you that we will be able to obtain or maintain the regulatory approvals required to operate our business. In addition, we are subject to potential changes in the political environment that can affect public policy and can adversely affect the markets for our products.

        Laws and regulations governing Medicare, Medicaid and other state and federal healthcare and insurance programs are complex and subject to significant interpretation. As part of the ACA, CMS, State regulatory agencies and other regulatory agencies have been exercising increased oversight and regulatory authority over our Medicare and other businesses. Compliance with such laws and regulations is subject to CMS audit, other governmental review and investigation and significant and complex interpretation. CMS audits our Medicare Advantage plans with regularity to ensure we are in compliance with applicable laws, rules, regulations and CMS instructions, including audits relating to proper coding of members. There can be no assurance that we will be found to be in compliance with all such laws, rules and regulations in connection with these audits, reviews and investigations, and at times we have been found to be out of compliance. Failure to be in compliance can subject us to significant regulatory action including significant fines, penalties, cancellation of contracts with governmental agencies or operating restrictions on our business, including, without limitation, suspension of our ability to market to and enroll new members in our Medicare plans, termination of our contracts with CMS, exclusion from Medicare and other state and federal healthcare programs and inability to expand into new markets or add new products within existing markets.

        Certain of our subsidiaries provide products and services to various government agencies. As a government contractor, we are subject to the terms of the contracts we have with those agencies and applicable laws governing government contracts. As such, we may be subject to false claim act litigation (also known as qui tam litigation) brought by individuals who seek to sue on behalf of the government, alleging that the government contractor submitted false claims to the government. In 2014 and 2015, Innovative Resources Group, LLC ("IRG"), a subsidiary of APS Healthcare, resolved three false claims act matters relating to IRG's historical contracts in Missouri, Tennessee and Nevada. It is possible that IRG, other APS Healthcare subsidiaries or other Universal American companies could be the subject of additional false claims act investigations and litigation in the future that could have a material adverse effect on our business and results of operations.

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

        We use a substantial portion of our revenues to pay the costs of health care services delivered to our members. These costs include claims payments, capitation payments to providers, and various other costs incurred to provide health insurance coverage to our members. These costs also include estimates of future payments to hospitals and others for medical care provided to our members. Our premiums for our Medicare Advantage business are fixed for one-year periods. Accordingly, costs we incur in excess of our benefit cost projections generally are not recovered in the contract year through higher premiums. We estimate the costs of our future benefit claims and other expenses using actuarial methods and assumptions based upon claim payment patterns, medical inflation, historical developments, including claim inventory levels and claim receipt patterns, and other relevant factors. We continually review estimates of future payments relating to benefit claims costs for services incurred in the current and prior periods and make necessary adjustments to our reserves. However, these estimates involve extensive judgment, and have considerable inherent variability that is sensitive to payment patterns and medical cost trends. The profitability of our risk-based products depends in large part on our ability to predict, price for and effectively manage medical costs. Many factors may and often do cause actual health care costs to exceed what was estimated and used to set our premiums. In addition, we have and may continue to pursue additional opportunities in the Medicaid risk business, which presents additional challenges around pricing and underwriting. Failure to adequately price our products or estimate medical costs may result in a material adverse effect on our business, cash flows and results of operations.

        In addition, during the 2015 annual election period, we significantly grew our Medicare Advantage membership in our Northeast markets, increasing membership by approximately 27%. At this time, the full health status of these new members is not yet known, particularly in comparison to the assumptions that we made in our 2015 bid. As a result, we may incur higher than expected medical expenses from these new members.

Reductions in funding for Medicare or Medicaid programs could materially reduce our profitability.

        We generate a significant majority of our total revenue from the operation of our Medicare Advantage plans and various Medicaid programs. As a result, our revenue and profitability are dependent, in part, on government funding levels for all of these various programs. The rates paid to Medicare Advantage health plans like ours are established by contract, although the rates differ depending on a combination of factors, such as upper payment limits established by CMS, a member's health profile and status, age, gender, county or region, benefit mix, member eligibility categories and the plan's risk scores. Future Medicare rate levels and overall funding for Medicare, may be affected by continuing government efforts to contain and/or reduce overall medical expenses, including the 45 Day Call Letter described above, and other budgetary and fiscal constraints pursuant to the Budget Control Act of 2011 as a result of the failure of a bipartisan joint congressional committee to agree on certain spending cuts, known as "Sequestration". The government is continuously examining Medicare Advantage health plans like ours in comparison to Medicare fee-for-service payments, and this examination could result in a reduction in payments to Medicare Advantage health plans like ours. Changes in the Medicare program or Medicare funding may affect our ability to operate under the Medicare program or lead to reductions in the amount of reimbursement, elimination of coverage for some benefits or reductions in the number of persons enrolled in or eligible for Medicare or increases in member premium. In addition, the rates paid to us under contracts with Medicaid agencies may be negatively impacted by state budget and overall budgetary issues in the various states.

Failure to reduce our administrative operating costs could have a material adverse effect on our financial position, results of operations and cash flows.

        The level of our administrative operating costs significantly affects our profitability. During 2014, our administrative expense ratio in our Medicare Advantage business was 12.0%. Beginning in 2014, Medicare Advantage plans are required to meet an 85% medical loss ratio and we are subject to a non-deductible insurance industry fee that was approximately 1.6% of premium for 2014. Thus, in order to generate meaningful earnings, we will need to reduce our administrative operating expenses from current levels. We are smaller than many of our competitors which makes it harder to reduce administrative operating expenses. Reducing administrative expenses has and may continue to require us to reduce our headcount, which can place significant strains on our operations. If we are unable to reduce our administrative operating expenses to better match our smaller size, or if we are unable to effectively manage operating our business with a reduced headcount, it could have a material adverse effect on our financial condition, results of operations and cash flows.

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

        We operate in a highly competitive industry. Some of our competitors are more established with larger market share, more established reputations and brands and greater financial resources than we have in some markets. In addition, other companies may enter our markets in the future. Medicare Advantage plans are generally bid upon or renewed annually and our Medicaid contracts have various terms that can oftentimes be terminated early. We compete for members on the basis of the following and other factors:

  •
  price;

  •
  the size, location, quality and depth of provider networks;

  •
  benefits provided;

  •
  quality and extent of services; and

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

        Consolidation within the industries in which we operate, as well as the acquisition of our competitors by larger companies (e.g., Cigna's acquisition of HealthSpring, WellPoint's acquisition of Amerigroup and Aetna's acquisition of Coventry), may lead to increased competition. Strategic combinations involving our competitors could have an adverse effect on our business or results of operations.

Our business strategy is evolving and may involve pursuing new lines of business or strategic transactions and investments, some of which may not be successful.

        The healthcare industry in undergoing significant change and our business strategy is continuing to evolve to meet these changes. In order to profitably grow our business, we may need to expand into new lines of business, which may involve pursuing strategic transactions, including potential acquisitions of, or investments in, related or unrelated businesses and divestitures of existing businesses or assets. In addition, we may pursue a merger or consolidation with a third party that results in a change in control, a sale or transfer of all or a portion of our assets or a purchase by a third party of our securities that may result in a minority or control investment by such third party.

        For example, over the past several years we partnered with groups of providers to form ACOs and acquired APS Healthcare. Going forward, we may pursue additional opportunities in the dual eligible, Medicaid, commercial and healthcare exchange markets, among others, which may involve us providing capital and/or reinsurance to health plans. We may also pursue various strategic transactions with providers, IPAs and other provider groups, including acquisitions, joint ventures and other arrangements. Each of these opportunities may require the investment of significant capital and management attention. There can be no assurance that we will be successful with any of these potential new ventures and we could suffer significant losses as a result, as was the case with our acquisition of APS Healthcare, which could have a material adverse effect on our business, financial condition and results of operations.

        We may finance future acquisitions, investments or opportunities through available cash, equity issuances or through the incurrence of additional indebtedness. Future acquisitions or investments, and the incurrence of additional indebtedness, could subject us to a number of risks, including, but not limited to:

  •
  the assumption of contingent liabilities;

  •
  potential losses from unanticipated litigation, undiscovered or undisclosed liabilities or unanticipated levels of claims, relating to either the pre- or post-acquisition periods;

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
  electronic access to medical records;

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

If we fail to properly maintain the integrity of our data and information systems and we sustain a cyber-attack or other data security or privacy breach, we could incur significant regulatory fines or penalties, significant damage to our reputation and our business and results of operations could be materially adversely affected.

        Cybersecurity attacks and data security breaches have become increasingly common, particularly in the healthcare industry. While we take precautions to prevent such attacks, there can be no assurance that we will not be subject to an attack or breach in the future. Our business depends significantly on efficient, effective and secure information systems and the integrity and timeliness of the data we use to run our business. We have various information systems that support our operating segments. The information gathered and processed by our management information systems assists us in, among other things, marketing and sales tracking, underwriting, billing, claims processing, medical management, medical care cost and utilization trending, financial and management accounting, reporting, planning and analysis and e-commerce. These systems also support on-line customer service functions, provider and member administrative functions and support tracking and extensive analyses of medical expenses and outcome data.

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

        To the extent we fail to maintain effective information systems, we may need to contract for these services with third-party management companies, which may be on less favorable terms to us and significantly disrupt our operations and information flow. In addition, we have outsourced the operation of our data centers to independent third parties and may from time to time obtain and/or outsource additional services or facilities from or to other independent third parties. Dependence on third parties for these services and facilities may make our operations vulnerable to their failure to perform as agreed. In addition, we could be subject to hackers or other forms of cyber-security attacks that bypass our information technology security systems. If a hacker or cyber-security attack were to be successful, we could be adversely affected due to the theft, destruction, loss, misappropriation or release of confidential data, operational or business delays resulting from the disruption of our systems, negative publicity resulting in reputational damage with our members, agents, providers, regulators and other stakeholders and significant fines, penalties and other costs.

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

Our Traditional Insurance business is a closed block and the level of policy reserves, together with future premiums, may not be adequate to provide for future expected policy benefits and maintenance costs.

        Our Traditional insurance segment reflects our closed block of insurance which includes Medicare supplement, other senior health insurance, specialty health insurance and life insurance, including a non-strategic closed block of approximately 11,500 long-term care insurance policies. Long-term care insurance policies are intended to protect the insured from the cost of long-term care services including those provided by nursing homes, assisted living facilities, and adult day care as well as home health care services. Our Traditional business is currently in run-off as we discontinued marketing and selling Traditional insurance products after June 1, 2012.

        Our block of long-term care business continues to generate losses. We stopped selling new long-term care business at the end of 2004. Claims under long-term care products tend to be higher in dollar amount, longer in duration and incurred later in the life of the policy than other Traditional products, making the product difficult to price appropriately. We estimate costs associated with long-duration insurance policies, such as long-term care policies sold to individuals, for which some of the premium received in the earlier years is intended to pay anticipated benefits to be incurred in future years. These future policy benefit reserves are recognized on a net level premium method based on interest rates, mortality, morbidity, withdrawal and maintenance expense assumptions from published actuarial tables, as modified based upon actual experience. The assumptions used to determine the liability for future policy benefits are established and locked in at the time each contract is acquired and would only change if our expected future experience deteriorated to the point that the level of the liability, together with the present value of future gross premiums, are not adequate to provide for future expected policy benefits. Long-term care policies provide for long- duration coverage and, therefore, our actual claims experience will emerge many years after assumptions have been established. The risk of a deviation of the actual morbidity and mortality rates from those assumed in our reserves are particularly significant to our closed block of long-term care policies.

        We monitor the loss experience of these long-term care policies, and, when necessary, apply for premium rate increases through a regulatory filing and approval process in the jurisdictions in which such products were sold. However, it is possible that we will not be able to obtain approval for premium rate increases from currently pending requests or from future requests. A significant amount of our in-force long-term care premium is in two states, New York and Florida. Historically, Florida has not approved our requests for rate increases for our long-term care business that we believe are warranted based on the underlying experience of that business. Additionally, many states are now requiring us to offer policyholders alternatives in lieu of rate increases, including reduced coverage or fully paid up policies. If we are unable to raise our premium rates because we fail to obtain approval in one or more jurisdictions, our financial results will be adversely affected. These policies contain guaranteed renewal features that make exiting unprofitable blocks of business difficult. Due to this feature, we cannot exit such business without regulatory approval, and accordingly, we may be required to continue to service those policies at a loss for an extended period of time. To the extent actual premium rate increases or loss experience vary from our acquisition date assumptions, adjustments to increase reserves could be required. There can be no assurance that rate increases we may seek will be approved by the applicable state regulators or, if approved, will be adequate to fully mitigate adverse loss experience. As a result of the inadequacy of the rates approved by Florida, among others, we were required to make a $15.5 million capital contribution to fund the statutory loss experience in our American Pioneer subsidiary.

        The actuarial assumptions used to estimate reserves for long-term care policies are inherently uncertain due to the potential changes in trends in mortality, morbidity, persistency (the percentage of policies remaining in-force) and interest rates. As a result, our long-term care reserves may be subject to material increases if these trends develop adversely to our expectations. We are evaluating strategic alternatives related to our Traditional insurance business, which includes our closed block of long-term care policies. Our long-term care business has and is expected to continue to generate losses, which has made disposing of this business challenging. While no decision has been made with respect to any course of action, if we were to divest this business, including a sale to an affiliate, it is likely that we would have to recognize a material loss on both a statutory and GAAP basis.

        We perform loss recognition tests for our Traditional business at least annually in the fourth quarter, and more frequently if adverse events or changes in circumstances indicate that the level of the liability, together with the present value of future gross premiums, may not be adequate to provide for future expected policy benefits and maintenance costs. Based on the results of our loss recognition test in 2014, we determined the expected future premiums will be adequate to cover future claims expense, however, there can be no assurance they will continue to be sufficient in the future.

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

        Under the risk adjustment methodology, all Medicare Advantage plans must capture, collect and submit the necessary diagnosis code information from inpatient and ambulatory treatment settings to CMS within prescribed deadlines. The CMS risk adjustment model uses this diagnosis data to calculate the risk adjusted premium payment to Medicare Advantage plans. We generally rely on providers to code their claim submissions with appropriate diagnoses, which we send to CMS as the basis for our payment received from CMS under the actuarial risk-adjustment model. We also rely on providers to appropriately document all medical data, including the diagnosis data submitted with claims. As a result of this process, it is difficult to predict with certainty our future revenue or profitability. CMS may also change the manner in which it calculates risk adjusted premium payments in ways that are adverse to us. For example, in the past, CMS proposed excluding for risk adjustment purposes the diagnosis codes obtained from in-home health risk assessments unless such codes are subsequently validated by a clinical encounter with a qualified provider. Over the past several years, we have utilized in-home health risk assessments for our Medicare Advantage members. Accordingly, if implemented, this change could have a material adverse effect on our payments from CMS and our results of operations. In addition, our own risk scores for any period may result in favorable or unfavorable adjustments to the payments we receive from CMS and our Medicare premium revenue. Because diagnosis coding is a manual process, there is the potential for human error in the recording of codings, and there can be no assurance that physicians, hospitals, and other health care providers are submitting accurate codings to us or that they will be successful in improving the accuracy of recording diagnosis code information and therefore our risk scores.

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

        On February 17, 2015, CMS issued a notice of continuation extending the timeline to February 16, 2016, for CMS to finalize rules regarding "overpayments" to Medicare Advantage plans. CMS' primary reasons for extending the time was the complexity of the rule and the scope of comments as well as CMS wanting more time to consult with HHS-OIG before finalizing this rule. While CMS delayed the issuance of the final rules regarding overpayments to Medicare Advantage plans, on February 18, 2015, CMS nonetheless issued a memo with guidance on reporting and returning Medicare Advantage identified overpayments to CMS. The four general categories of data submissions that have the potential to result in overpayments are (a) risk adjustment; (b) prescription drug event and direct and indirect remuneration; (c) low income premium subsidy for employer group waiver plans; and (d) other. The failure to report and return overpayments may result in potential liabilities under the False Claims Act and the imposition of other administrative penalties by CMS, which could adversely effect on our results of operations, financial position, or cash flows.

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

        APS Healthcare's contracts with clients generally provide for initial terms of one to three years, but oftentimes may be terminated early without cause. Several of APS' largest and most profitable contracts are up for renewal in 2015. In February 2015, we sold the APS Puerto Rico business to a third party. We expect APS Healthcare's revenues and profits to decrease during 2015 as compared to 2014. The termination of, or our inability to renew or extend, contracts with our clients could lead to decreased revenues and profitability. In addition, certain of the customer contracts contain performance guarantees of various kinds, including operational performance guarantees, guarantees relating to the achievement of health goals as demonstrated by population based clinical measures and guarantees relating to the reduction of overall health costs experienced by the client. Further, certain of the contracts contain liquidated damages provisions for nonperformance that can be assessed in significant amounts. Our failure to meet these performance guarantees could lead to reduced revenue and profitability.

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

        For certain of our Traditional products, we can periodically file for rate increases, if our actual claims experience proves to be less favorable than we assumed. If we are unable to raise our premium rates, our net income may decrease. We generally cannot raise our premiums in any state unless we first obtain the approval of the insurance regulator in that state. We have not been able to obtain approvals for rate increases at the levels we have requested on our closed-block of long term care business, which has contributed to our incurring losses on this block. We review the adequacy of our accident and health premium rates regularly and file rate increases on our products when we believe permitted premium rates are too low. When determining whether to approve or disapprove our rate increase filings, the various state insurance departments take into consideration:

  •
  our actual claims experience compared to expected claims experience;

  •
  the block's credibility;

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

        Payments for the Medicare Advantage health plans are based on a bidding process that may decrease the amount of premiums paid to us or cause us to increase the benefits we offer to our members. We are required to submit Medicare Advantage bids annually, approximately six months in advance of the corresponding benefit year. We attempt to use the best available member eligibility, claims and risk score data at the time of developing the bids. Furthermore, we make actuarial assumptions about the utilization of benefits in our plans and the impact of government regulations. However, these assumptions are subject to significant judgment and we cannot be assured that the data and assumptions used at the time of bid development will prove to be correct and that premiums will be sufficient to cover member benefits plus a reasonable margin. In addition, during the 2015 annual election period, we significantly grew our Medicare Advantage membership in our Northeast markets, increasing membership by approximately 27%. At this time, the full health status of these new members is not yet known, particularly in comparison to the assumptions that we made in our 2015 bid. As a result, we may incur higher than expected medical expenses from these new members.

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

        We are unable to increase the premiums we receive under these contracts during the then-current term. If our medical expenses exceed our estimates, except in very limited circumstances, or as a result of risk score adjustments for member acuity, we generally cannot recover costs we incur in excess of our medical cost projections in the contract year through higher premiums. As a result, our profitability depends, to a significant degree, on our ability to adequately predict and effectively manage our medical expenses related to the provision of healthcare services. Accordingly, the failure to adequately predict and control medical expenses and to make reasonable estimates and maintain adequate accruals for incurred but not reported claims, known as IBNR, may have a material adverse effect on our financial condition, results of operations, or cash flows. If our estimates of reserves are inaccurate, our ability to take timely corrective actions or to otherwise establish appropriate premium pricing could be adversely affected. Failure to adequately price our products or to estimate sufficient medical claim reserves may result in a material adverse effect on our financial position, results of operations and cash flows. In addition, to the extent that CMS or Congress takes action to reduce the levels of payments to Medicare Advantage providers, our revenues would be adversely affected.

        We estimate the costs of our future medical claims and other expenses using actuarial methods and assumptions based upon claim payment patterns, cost trends, product mix, seasonality, medical inflation, historical developments, such as claim inventory levels and claim receipt patterns, and other relevant factors. We continually review estimates of future payments relating to medical claims costs for services incurred in the current and prior periods and make necessary adjustments to our reserves. However, historically, our medical expenses as a percentage of premium revenue have fluctuated. The principal factors that may cause medical expenses to exceed our estimates are:

  •
  increased utilization of medical facilities and services and prescription drugs (e.g., new treatments or drugs such as those associated with treatments for Hepatitis C);

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

  •
  the introduction of new or costly treatments, specialty drugs (such as drugs to treat Hepatitis C) and technologies;

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

We hold reserves for expected claims, which are estimated, and these estimates involve an extensive degree of judgment. If actual claims exceed reserve estimates, our results could be materially adversely affected.

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

        We may experience higher than expected loss ratios if health care costs exceed our estimates. Additionally, our experience may be subject to increased variability as our Traditional business continues to decline due to the run off of the in force business with no new business being added since we discontinued marketing and selling new Traditional business in June 2012. Factors that may cause health care costs to exceed our estimates include:

  •
  an increase in the cost of health care services and supplies, including pharmaceuticals;

  •
  higher than expected utilization of health care services;

  •
  antiselection, where we are left with less healthy policyholders;

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

        In September 2011, in connection with the settlement of a False Claims Act action involving the sales and marketing practices of our Wisconsin HMO Plans, we entered into a five-year Corporate Integrity Agreement with the Office of Inspector General of the United States Department of Health and Human Services ("HHS-OIG"). In addition, prior to our acquisition of APS Healthcare, in February 2011, Innovative Resource Group, LLC, one of the subsidiaries we acquired as part of the APS Healthcare transaction, entered into a five-year Corporate Integrity Agreement with HHS-OIG relating to its Medicaid contract in the State of Georgia. The Corporate Integrity Agreements provide that we will, among other things, maintain a compliance program, including a corporate compliance officer, compliance officers and compliance committees, a code of conduct, comprehensive compliance policies, training and monitoring, a compliance hotline, an open door policy and a disciplinary process for compliance violations. The Corporate Integrity Agreements also require us to engage independent third parties to review compliance with our obligations under each of the Corporate Integrity Agreements and submit various reports to HHS-OIG. Failure to comply with the obligations under the Corporate Integrity Agreements could have material consequences for us including monetary penalties, exclusion from participation in federal healthcare programs and/or subject to prosecution, which could have a material adverse effect on our financial condition and results of operations.

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

        In 2013, the United States Department of Health and Human Services issued the omnibus final rule on HIPAA privacy, security, breach notification requirements and enforcement requirements under the HITECH Act, and a final regulation for required changes to the HIPAA Privacy Rule for the Genetic Information Nondiscrimination Act, or GINA. Our failure to comply with the omnibus final rule or the failure of our business associates to comply with HIPAA, the HITECH ACT, GINA, or other privacy regulations could cause us to incur civil or criminal penalties, including significant damage to our reputation.

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

  •
  claims by government agencies, including CMS and state agencies with authority over that state's Medicaid program, relating to compliance with laws and regulations;

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

  •
  claims related to the quality of our networks (e.g., credentialing) or the quality of medical services rendered by our providers (e.g., vicarious liability for medical services);

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

        ICD-9, the current system of assigning codes to diagnoses and procedures associated with hospital utilization in the United States was scheduled to be replaced by ICD-10 code sets on October 1, 2014. However, on April 1, 2014, ICD-10 implementation was delayed until at least October 1, 2015. Implementing the new coding set is complex and will require significant resources, in terms of both time and expense. If we do not adequately implement the new coding set, or if our network providers do not adequately transition to the new ICD-10 coding set, our business and results of operations may be materially adversely affected.

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

        In addition, given the rapidly changing environment for healthcare providers, many providers are considering joining larger health systems, including hospitals, which could negatively impact our business. In the long term, our ability to contract successfully with a sufficiently large number of providers in a particular geographic market will affect the relative attractiveness of our Medicare Advantage, ACOs, and managed care products in that market. Any difficulty in contracting with providers in a market could preclude us from renewing or from entering our Medicare contracts in that market. We will be required to establish acceptable provider networks prior to entering new markets. We may be unable to maintain our relationships with our network providers or enter into agreements with providers in new markets on a timely basis or under favorable terms. In any particular market, providers could refuse to contract with us, demand to contract with us, demand higher payments, or take other actions that could result in higher health care costs for us, less desirable products for members, disruption of benefits to our members, or difficulty meeting regulatory or accreditation requirements. In some markets, some providers, particularly hospitals, physician specialty groups, physician/hospital organizations or multi-specialty physician groups, may have significant market positions and negotiating power. In addition, physicians, hospitals, independent practice associations and other groups of providers may compete directly with us. Such competition may impact our relationships with those or other providers, adversely affect our products, benefits, or pricing of such products, and may require us to incur additional costs to change our operations, and our results of operations, financial position and cash flows could be adversely affected.

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

        During the 2015 selling season, while we grew our Medicare Advantage membership in our core markets, our total membership declined as we exited certain non-core markets, primarily private fee for service and rural markets. We also experienced membership losses during prior years and exited other markets where we determined we could not positively impact the cost and quality of healthcare. In the future, we may choose to exit additional markets and may suffer membership losses. If we are unable to maintain and grow our membership levels, our business could deteriorate which could have a material adverse effect on our results of operations. A reduction in our membership could also make it more difficult to lower our administrative expense ratio to appropriate levels. The principal factors that could contribute to the loss of membership are:

  •
  regulatory changes, such as the 45 Day Call Letter issued in February 2015 by CMS and the final rule to be issued in April 2015, which may substantially reduce the benchmark reimbursement rates we receive from CMS and cause us to exit certain service areas;

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

  •
  incur additional indebtedness;

  •
  create liens on our assets;

  •
  conduct material transactions with our affiliates except on an arm's length basis; and

  •
  acquire or dispose of assets or merge or consolidate with, or transfer all or substantially all our assets to, another person.

        Under the Credit Facility, we are required to meet specified financial covenants as described above. We amended the Credit Facility in November 2013 to suspend certain financial covenants, including the consolidated leverage and debt service ratios, replacing them with total debt to capitalization and minimum liquidity ratios. These new financial covenants remained in effect through December 31, 2014. Effective January 1, 2015, the original financial covenants were reinstated. As of December 31, 2014, and throughout the entire amendment period, we were in compliance with all financial covenants, as amended. If we fail to maintain compliance with the financial covenants and are not able to obtain relief from any covenant violation, then an event of default could occur and the lenders could cease lending to us and accelerate the payments of our debt. Any such action by the lenders could materially and adversely affect us. The interests of our lenders may be different from ours and we may be unable to obtain our lenders' consent when and if needed, to engage in certain actions or obtain relief from any covenant violation. In addition, we may not be able to incur debt on terms acceptable to us. If we do not comply with the restrictions and covenants in the Credit Facility or any other debt instrument we may enter into, our results of operations, financial condition and ability to pay dividends will be harmed.

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

If we are unsuccessful in our acquisitions or dispositions it may have an adverse effect on our business, growth plans, financial condition and results of operations.

        The rapid changes and complexity of our operations has placed, and will continue to place, significant demands on our management, operations systems, accounting systems, internal control systems and financial resources. As part of our strategy, we have pursued, and may continue to pursue, growth through acquisitions, joint ventures and similar strategic partnerships. Our acquisition of APS Healthcare has not been successful and during 2013 we recorded $189.4 million of asset impairment charges relating to APS Healthcare. Even though we are actively managing the current APS contracts and taking steps to bring APS to profitability, we expect APS Healthcare's revenues and profits to deteriorate in the near term, which may result in a further degradation of the remaining value of the business and an entire loss of our investment. From time to time, we may also seek to dispose of assets or businesses that no longer meet our strategic objectives.

        These transactions involve numerous risks, some of which we have experienced in the past, such as:

  •
  difficulties in the integration of operations, technologies, products, systems and personnel of the acquired company;

  •
  diversion of financial and management resources from existing operations;

  •
  potential increases in policy lapses;

  •
  potential losses from unanticipated litigation, undiscovered or undisclosed liabilities or unanticipated levels of claims relating to either the pre- or post-acquisition periods;

  •
  inability to generate sufficient revenue to offset acquisition costs;

  •
  loss of key customer accounts;

  •
  loss of key provider contracts or renegotiation of existing contracts on less favorable terms; and

  •
  other systems and operational integration risks.

        In addition, we generally are required to obtain regulatory approval from one or more governmental agencies when making acquisitions, dispositions or other strategic transactions, which may require a public hearing, regardless of whether we already operate a plan in the state in which the business to be acquired is located. We may be unable to comply with these regulatory requirements for an acquisition, disposition or other strategic transaction in a timely manner, or at all. Moreover, some sellers may insist on selling assets that we may not want, such as commercial lines of business, or transferring their liabilities to us as part of the sale of their companies or assets. Even if we identify suitable acquisition targets, we may be unable to complete acquisitions or obtain the necessary financing for acquisitions on terms favorable to us, or at all.

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

        Like many insurance companies, we transfer exposure to certain risks to others through reinsurance arrangements. Under these arrangements, the reinsurers assume a portion of the premium on the reinsured business and are responsible for a portion of the losses and expenses on that business. At December 31, 2014, we had $635 million recoverable from reinsurers. When we obtain reinsurance, we are still liable for those transferred risks if the reinsurer cannot meet its obligations. From time to time, we have disputes with our reinsurers concerning, among other things, our compliance with the relevant reinsurance treaty or our administration of the underlying block of business. If these disputes are resolved unfavorably to us, it could result in substantial damages against us or, in some instances, termination of the underlying reinsurance treaty, which could have a material adverse effect on our Traditional business and our consolidated results of operations. In addition, the inability or failure of our reinsurers to meet their financial obligations may require us to increase liabilities, thereby reducing our net income and overall profitability.

Our reliance upon third party administrators and other outsourcing arrangements may disrupt or adversely affect our operations.

        We depend, and may in the future increase our dependence, on independent third parties for significant portions of our operations, including pharmacy benefit administration, data center operations, data network, claims processing, enrollment, premium billing, call centers, voice communication services, data processing and payment and other systems-related support, among others. This dependence makes our operations vulnerable to the third parties' failure to perform adequately under the contract, due to internal or external factors. In the future, this dependence may increase as we may outsource additional areas of our business operations to additional vendors. There can be no assurance that any conversion or transition of business process functions from the Company to a vendor or between vendors will be seamless and, oftentimes, these projects result in significant operational challenges that cause financial difficulties. In addition, if our relationships with our outsourcing partners are significantly disrupted for any reason, we may not be able to find an alternative partner in a timely manner or on acceptable financial terms. As a result, we may not be able to meet the demands of our customers and, in turn, our business, cash flows, financial condition and results of operations may be harmed.

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

        Due to our past acquisitions, goodwill and other intangible assets represent a significant portion of our total assets. As of December 31, 2014, we had goodwill and other intangible assets of approximately $87 million, or approximately 4% of our total assets as of such date. During 2013, certain events occurred and circumstances changed ultimately resulting in a $189 million impairment of goodwill and other assets relating to APS Healthcare.

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

        We estimate the fair values of our reporting units using discounted cash flows, or other indicators of fair value, which include assumptions about a wide variety of internal and external factors. Significant assumptions used in the impairment analysis include financial projections of cash flow (including significant assumptions about operations and target capital requirements), long term growth rates for determining terminal value, and discount rates. Forecasts and long term growth rates used for our reporting units are consistent with, and use inputs from, our internal long term business plan and strategy. During our forecasting process, we assess revenue trends, medical cost trends, operating cost levels and target capital levels. Significant factors affecting these trends include changes in membership, premium yield, medical cost trends, contract renewal expectations and the impact and expectations of regulatory environments.

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

        In addition, one or more of these states could increase the statutory capital level from time to time. States have also adopted risk-based capital requirements based on guidelines adopted by the National Association of Insurance Commissioners, which tend to be, although are not necessarily, higher than existing statutory capital requirements. Regardless of whether the states in which we operate maintain or adopt risk-based capital requirements, the state departments of insurance can require our subsidiaries to maintain minimum levels of statutory capital in excess of amounts required under the applicable state laws if they determine that maintaining additional statutory capital is in the best interests of our insureds. Any increases in these requirements could materially increase our reserve requirements. In addition, as we continue to expand our plan offerings in new states or pursue new business opportunities, such as our expansion of Medicare Advantage products and health plans in new markets, we may be required to maintain additional statutory capital reserves. In either case, our available funds could be materially reduced, which could harm our ability to implement our business strategy.

        In the event that we are unable to provide sufficient capital to fund our debt obligations, our operations or financial position may be adversely affected.

Our stock price may be volatile and could drop precipitously and unexpectedly.

        Our common stock is traded on the NYSE. The prices of publicly traded stocks often fluctuate. The price of our common stock may rise or fall dramatically without any change in our business performance. Specific issues and developments related to our company or those generally in the health care and insurance industries, the regulatory environment, the capital markets and the general economy may cause this volatility. The principal events and factors that may cause our stock price and trading volume to fluctuate include:

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

        Certain significant shareholders collectively own approximately 38% of our outstanding common stock, which are not subject to lock-ups. In addition, certain of these shareholders have held their shares for many years and may be required to sell or distribute their shares pursuant to their fund documents or may desire to sell or distribute their shares and realize a profit on their investment. We have filed a shelf registration statement on behalf of such significant shareholders and they may sell some or all of their shares in the near future. If any of these significant shareholders sells or distributes substantial amounts of our common stock, or if it is perceived that such sales or distributions could occur, the market price of our common stock could decline.

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

        Increased public and regulatory concerns regarding the financial stability of insurance companies and health plans have resulted in consumers placing greater emphasis upon financial strength ratings. Claims paying ability, financial strength, and debt ratings by recognized rating organizations are increasingly important factors in establishing the competitive position of insurance companies and health plans. Ratings information is broadly disseminated and generally used throughout the industry. Our ability to expand and to attract new business is affected by the financial strength ratings assigned to our subsidiaries by independent industry rating agencies, such as A.M. Best Company, Inc. Some distributors such as financial institutions, unions, associations and affinity groups may not sell our products to these groups unless the rating of our subsidiary writing the business improves to at least an "A–." The lack of higher A.M. Best ratings for our subsidiaries could adversely affect sales of our products.

        Our ratings affect both the cost and availability of future borrowings. Each of the rating agencies reviews its ratings periodically and there can be no assurance that current ratings will be maintained in the future. Our ratings reflect each rating agency's opinion of our financial strength, operating performance, and ability to meet our debt obligations or obligations to policyholders and members, but are not evaluations directed toward the protection of investors in our common stock and should not be relied upon as such. There is no assurance that the rating agencies will maintain our current ratings in the future. Any future downgrade in our ratings may cause our policyholders and members to lapse, and may cause some of our agents to sell less of our products or to cease selling our products altogether. A downgrade in our ratings may also limit our access to capital markets, increase the cost of debt, impair our ability to refinance debt and limit our capacity to support growth at our insurance subsidiaries. Increased lapse rates would reduce our premium revenue and net income. Thus, downgrades in our ratings, should they occur, may adversely affect our business, financial condition and results of operations.

Some of our shareholders, directors and executive officers may have interests that conflict with, are different from, or in addition to, the interests of our shareholders generally.

        Some of our directors and executive officers have and may continue to have significant equity ownership in our company, employment, indemnification and severance benefit arrangements, potential rights to other benefits on a change in control and rights to ongoing indemnification and insurance that result in their having interests that may differ from the interests of our shareholders generally. The receipt of compensation or other benefits by our directors or executive officers in connection with any acquisition or disposition may make it more difficult to retain their services after the acquisition or disposition, or require the combined company to expend additional sums to continue to retain their services. In addition, we may enter into transactions, including the sale of stock or assets or similar transactions, with our shareholders, directors or executive officers that may raise a conflict of interest. Further, the current concentration of equity ownership may discourage acquisition transactions.

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

ITEM 2—PROPERTIES

        Our corporate headquarters are located in White Plains, New York. We also have offices in Lake Mary, Florida; Houston, Texas; Syracuse, New York; Brookfield, Wisconsin; Columbia, Maryland and Mechanicsburg, Pennsylvania. In addition, we maintain other smaller, local offices to support Medicaid contracts. Management considers its office facilities suitable and adequate for the current level of operations. Additional information regarding our lease obligations is included in Note 23—Commitments and Contingencies in the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.

ITEM 3—LEGAL PROCEEDINGS

        For information relating to litigation affecting us, please see Note 23—Commitments and Contingencies in the Notes to Consolidated Financial Statements of this Annual Report, which is incorporated into this Part I—Item 3—Legal Proceedings by reference.

ITEM 4—MINE SAFETY DISCLOSURES

        N/A

PART II

ITEM 5—MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

        The following table sets forth the high and low closing sales prices for Universal American common stock on the NYSE National Market, as reported by the NYSE for the periods indicated.

	Common Stock
	High	Low
2015
First Quarter (through March 20, 2015)	$10.51	$8.78
2014
Fourth Quarter	$9.38	$7.80
Third Quarter	$8.65	$7.92
Second Quarter	$8.38	$7.04
First Quarter	$7.53	$6.65

        The closing sale price of our common stock on March 20, 2015, as reported by the NYSE, was $10.51 per share.

Shareholders

        As of the close of business on March 20, 2015, there were approximately 865 registered holders of record of our voting common stock and one holder of record for our nonvoting common stock.

Dividends

        On August 1, 2013, the Board of Directors approved the payment of a special cash dividend of $1.60 per share, payable on August 19, 2013 to shareholders of record as of August 12, 2013. The total dividend payment was $142.1 million of which $139.9 million was paid on August 19, 2013. We also established a $2.2 million dividend payable liability to record amounts expected to be paid in the future to holders of our restricted stock as such shares vest. This liability was $1.2 million and $2.1 million at December 31, 2014 and 2013, respectively. In addition, pursuant to the terms of our 2011 Equity Award Plan, the exercise price on outstanding stock options was reduced by the amount of the dividend.

Issuer Purchases of Equity Securities

        On August 1, 2013, our Board of Directors authorized the repurchase of up to $40 million of our outstanding common stock. Purchases may occur from time to time in the open market, in privately negotiated transactions, or otherwise as market conditions permit.

        On March 28, 2014, we entered into a definitive agreement to repurchase six million shares of our voting common stock directly from funds associated with Capital Z Partners Management, LLC at a price of $6.03 per share. The transaction closed in May 2014. We used cash on hand to fund the repurchase of these shares.

Stock Performance Graph

        The following graph compares the cumulative total shareholder return on our common stock with the cumulative total return of the New York Stock Exchange (NYSE) Composite Index, and the Dow Jones US Select Health Care Providers Index, to represent our peer group. The graph assumes an investment of $100 in each of our common stock, the NYSE Composite group, and the peer group on

May 2, 2011, the first day of trading for Universal American after the sale of our Medicare Part D business. The graph assumes that the value of the investment in our common stock and in the above referenced indices was $100 at May 2, 2011 and that all dividends were reinvested. The price of our common stock on May 2, 2011, on which the graph is based, was $9.33. The shareholder return shown on the following graph is not necessarily indicative of future performance.

Comparison of Cumulative Total Return Among
Universal American Corp. Common Stock,
New York Stock Exchange Composite Index, S&P 500 Index and
Peer Group
May 2, 2011 through December 31, 2014

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

ITEM 6—SELECTED FINANCIAL DATA

        The table below provides selected financial data and other operating information as of and for the five years ended December 31, 2014. We derived the selected financial data presented below from our audited financial statements. Our Medicare Part D business was sold in 2011 and reported as discontinued operations in the 2011 and 2010 selected financial data presented below. We have prepared the following data, other than statutory data, in conformity with U.S. generally accepted accounting principles. You should read this selected financial data together with our Consolidated Financial Statements and the Notes to Consolidated Financial Statements as well as the discussion under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations."

	For the Year Ended December 31,
	2014	2013	2012	2011	2010
	(in thousands, except per share data)
Income Statement Data:
Net premium and policyholder fees earned	$1,914,416	$2,001,309	$1,989,813	$2,221,369	$3,444,193
Net investment income	33,713	36,737	42,397	47,425	39,886
Fee and other income	93,075	104,657	128,683	15,810	10,748
Net realized (losses) gains	(1,382)	13,863	16,604	841	6,575

Total revenues	2,039,822	2,156,566	2,177,497	2,285,445	3,501,402
Total benefits, claims and expenses	2,055,954	2,326,200	2,089,641	2,275,571	3,375,094

(Loss) income from continuing operations before equity in losses of unconsolidated subsidiaries	(16,132)	(169,634)	87,856	9,874	126,308
Equity in losses of unconsolidated subsidiaries	(17,793)	(33,602)	(10,222)	—	—

(Loss) income from continuing operations before taxes	(33,925)	(203,236)	77,634	9,874	126,308
(Benefit from) provision for income taxes	(4,458)	(10,910)	24,601	7,167	38,665

(Loss) income from continuing operations	(29,467)	(192,326)	53,033	2,707	87,643

Discontinued operations:
(Loss) income from discontinued operations, net of taxes	—	—	—	(40,238)	104,240
Expenses of transactions, net of income taxes	—	—	—	(10,670)	(2,622)

(Loss) income from discontinued operations	—	—	—	(50,908)	101,618

Net (loss) income	$(29,467)	$(192,326)	$53,033	$(48,201)	$189,261

(Loss) income per common share:
Basic:
Continuing operations	$(0.35)	$(2.20)	$0.61	$0.03	$1.12
Discontinued operations	—	—	—	(0.64)	1.30

Net (loss) income	$(0.35)	$(2.20)	$0.61	$(0.61)	$2.42

Diluted:
Continuing operations	$(0.35)	$(2.20)	$0.61	$0.03	$1.11
Discontinued operations	—	—	—	(0.63)	1.29

Net (loss) income	$(0.35)	$(2.20)	$0.61	$(0.60)	$2.40

	As of December 31,
	2014	2013	2012	2011	2010
					(unaudited)
	(in thousands, except per share data)
Balance Sheet Data:
Total cash and investments	$1,008,352	$1,025,547	$1,294,571	$1,288,048	$1,423,131
Total assets	2,025,298	2,101,666	2,531,299	2,357,816	3,628,185
Policyholder related liabilities	1,115,785	1,161,454	1,153,773	1,178,097	1,321,206
Stockholders' equity	614,465	664,899	1,012,497	940,363	1,465,997
Book value per share:
Basic	$7.34	$7.49	$11.47	$11.54	$18.35

Cash dividends per common share	$—	$1.60	$1.00	$—	$2.00

Data Reported to Regulators(1):
Statutory capital and surplus	$345,422	$369,850	$564,380	$607,972	$887,740
Asset valuation reserve	4,510	3,911	2,967	1,384	744

Adjusted capital and surplus	$349,932	$373,761	$567,347	$609,356	$888,484

(1)
2010 includes capital and surplus for Pennsylvania Life Insurance Company which was transferred to CVS Caremark in April 2011 in connection with the Medicare Part D sale. At the time of the transfer on April 29, 2011, Pennsylvania Life had capital and surplus of $231.4 million of which $184.4 million was included in the amount distributed to Universal American shareholders in connection with the sale.

ITEM 7—MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

        The following discussion and analysis presents a review of our financial condition as of December 31, 2014 and our results of operations for the years ended December 31, 2014, 2013 and 2012. As used in this report, except as otherwise indicated, references to the "Company," "Universal American," "we," "our," and "us" are to Universal American Corp., a Delaware corporation and its subsidiaries.

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

Overview

        Universal American, through our family of healthcare companies, provides health benefits to people covered by Medicare and/or Medicaid. Our core strength is our ability to partner with providers, especially primary care physicians, to improve health outcomes while reducing cost in the Medicare population. We currently are focused on three main businesses:

  •
  Medicare Advantage:  We serve the growing Medicare population by providing Medicare Advantage products to approximately 105,000 members as of January 1, 2015. Approximately 31% of the Medicare population in the United States is currently enrolled in Medicare Advantage plans; a type of Medicare health plan offered by private companies that contract with the federal government to provide enrollees with health insurance. Our current focus is to grow our Medicare Advantage business in Texas (especially Houston/Beaumont), upstate New York (especially the Syracuse area) and Maine, regions in which we have meaningful market positions.

  •
  Medicare Accountable Care Organizations:  We believe there is an opportunity to address the high cost of health care for the majority of the Medicare population enrolled in traditional fee-for-service Medicare and have joined primarily with primary-care and multi-specialty provider groups to operate twenty-four Accountable Care Organizations, or ACOs, pursuant to the Medicare Shared Saving Program, known as the MSSP.

  •
  Medicaid.  We also provide services to Medicaid agencies and health plans through APS Healthcare and through our Total Care Medicaid health plan serving approximately 40,000 members in upstate New York.

Healthy Collaboration® Strategy

        We have developed a successful primary care physician alignment strategy that we have branded as The Healthy Collaboration®. We work in collaboration with healthcare providers, especially primary care physicians, to help them assume and manage risk, in order to achieve measurably better quality and lower cost. Below are the key elements of the strategy:

  •
  We align incentives through gain sharing arrangements so that providers are each incented to assist members to achieve healthy outcomes.

  •
  We provide actionable data and analytics to providers and employ enabling technology to ensure that the right care is delivered at the right time in the right setting.

  •
  We engage the people we serve to help them make informed choices about their healthcare.

Emerging Opportunities in Healthcare

  Senior Market Opportunity

        We believe that attractive growth opportunities exist in providing health insurance to the growing senior market. At present, approximately 53 million Americans are eligible for Medicare, the Federal program that offers basic hospital and medical insurance to people over 65 years old and some disabled people under the age of 65. According to the U.S. Census Bureau, more than two million Americans turn 65 in the United States each year, and this number is expected to grow as the so-called baby boomers continue to turn 65. In addition, many large employers that traditionally provided medical and prescription drug coverage to their retirees have begun to curtail these benefits. Medicare Advantage continues to grow its share of the overall Medicare market and we believe is likely to continue to gain positive acceptance with consumers.

        In 2014, we made a strategic decision to offer Medicare Advantage plans in markets where we can positively impact the cost and quality of healthcare through collaboration with providers. Accordingly, we reduced our footprint for 2015 and now offer plans in only three states (Texas, New York and Maine). In the Houston/Beaumont region, we currently maintain the leading market position with strong brand awareness, committed and aligned physician groups, and positive network presence. In upstate New York, we are in the process of converting this historically fee for service market into a more value-based system by introducing pay for performance to the primary care physicians in the region. We now have a complementary collection of businesses centered in upstate NY where we serve nearly 35,000 Medicare Advantage members, 17,000 FFS beneficiaries through our ACO, and 40,000 Medicaid lives through our Total Care plan. With these three programs, we are now the largest sponsor of government programs in central New York.

  Medicare Advantage

        Medicare Advantage—Texas:    Universal American's largest Medicare Advantage market is Texas, primarily the Houston/Beaumont region and North Texas. We market our products using the Texan Plus® brand.

  •
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

  •
  In connection with the HMOs, we operate separate Medicare Advantage Management Service Organizations that manage that business and affiliated Independent Physician Associations or IPAs. We participate in the net results derived from these affiliated IPAs.

        Medicare Advantage—Northeast:    Universal American's second largest market is upstate New York, primarily the ten counties that are considered part of the Syracuse market. Universal American markets its Medicare Advantage products using the Todays Options® brand. Enrollment in this market is generally supported by independent agents.

        The products provided in our Northeast market include PPO and network PFFS plans.

  •
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

  •
  Our Network PFFS plans, which are provided under the name "Today's Options®" are offered under contracts with CMS and provide enhanced health care benefits compared to traditional Medicare, subject to cost sharing and other limitations. Even though these plans allow the members more flexibility in the delivery of their health care services than other Medicare Advantage plans, we actively coordinate care for these members in a similar manner to our PPO and HMO plans. Some of these products include a defined prescription drug benefit. In addition to a fixed monthly payment per member from CMS, individuals in these plans may be required to pay a monthly premium in selected counties or for selected enhanced products.

  Medicare Shared Savings—Accountable Care Organizations

        The Patient Protection and Affordable Care Act and The Healthcare and Education Reconciliation Act of 2010, which we collectively refer to as the ACA, established Medicare Shared Savings ACOs as a tool to improve quality and lower costs through increased care coordination in the Medicare Fee-for-Service, or FFS, program, which covers the majority of Medicare recipients. CMS established the MSSP to facilitate coordination and cooperation among providers to improve the quality of care for FFS beneficiaries and reduce unnecessary costs. Eligible providers, hospitals, and suppliers may participate in the MSSP by creating or participating in an ACO.

        The MSSP is designed to improve beneficiary outcomes and increase value of care by:

  •
  promoting accountability for the care of Medicare FFS beneficiaries;

  •
  requiring coordinated care for all services provided under Medicare FFS; and

  •
  encouraging investment in infrastructure and redesigned care processes.

The MSSP will reward ACOs that lower their health care costs while surpassing a minimum savings rate and meeting quality of care performance standards. Cost savings below the benchmark provided by CMS will be shared at least 50% with the ACOs. The minimum savings rate set by CMS varies depending on the number of patients assigned to the ACO, starting at 3.9% for ACOs with patients totaling 5,000 and grading to 2.0% for ACOs with patients totaling 10,000 or more.

        CMS assigns a beneficiary to the preliminary roster of an ACO if the ACO physicians billed for a "plurality" of services during the calendar year preceding the performance period. A plurality means the ACO physicians provided a greater proportion of primary care services, measured in terms of allowed charges, than the physicians in any other ACO or Medicare-enrolled tax-identification number. CMS sets the benchmark for each ACO using the historical medical costs of the beneficiaries assigned to an ACO. At the end of the ACO performance period, CMS applies the same plurality definition but to a different time period, the actual performance period. CMS does not fully update the benchmark to reflect the new mix of beneficiaries assigned during the performance period. As a result, many beneficiaries originally assigned to an ACO at the beginning of a performance year (i.e. January 1) may no longer be on the ACOs roster at the end of a performance year (i.e. December 31) if they did not see a physician in the ACO during the performance year. As a result, many ACOs may experience a significant attrition of healthier patients in their ACO rosters that were included in the original benchmark set by CMS but had not received care during the performance period itself. This can have a significant adverse impact on an ACOs ability to achieve shared savings. Accordingly, it will be important for ACOs to ensure that all the assigned beneficiaries to an ACO continue to receive wellness and other services during the year to ensure they are assigned to the ACO at the end of the performance period. In 2015, CMS proposed new rules that will take effect for the 3-year period beginning on January 1, 2016. We expect the new rules to be finalized during 2015. In general, we believe the proposed new rules will enhance the overall attractiveness of the program.

        At January 1, 2015, Universal American sponsors 24 ACOs in ten States, which include 3,800 participating providers and approximately 285,000 Medicare FFS beneficiaries covering more than $3 billion of medical spend. Certain of our ACOs overlap a portion of our Medicare Advantage footprint (Houston, Dallas and Syracuse) which capitalizes on our existing relationship with providers. The other ACOs have no overlap with existing operations, offering an opportunity for expansion into other products and services. We provide these ACOs with care coordination, analytics and reporting, technology and other administrative capabilities to enable participating providers to deliver better care and lower healthcare costs for their Medicare fee-for-service beneficiaries. We employ local market staff (operations and clinical) to drive physician and their staff engagement and care coordination improvements. During 2014, we reduced the number of our active ACOs based on a variety of factors, including the level of engagement by the physicians in the ACO and the likelihood of the ACO achieving shared savings. We may make further reductions in 2015.

        During September 2014, we received notice that the ACOs we formed in partnership with primary care physicians and other healthcare professionals generated $66 million in total program savings for CMS, as part of the MSSP for the first performance year of the MSSP (2012 and 2013). Of our 30 ACOs with start dates in 2012 and 2013, the results showed that:

  •
  3 ACOs, serving more than 56,000 Medicare beneficiaries and including our largest ACO in Houston, generated savings in excess of their Minimum Savings Rate and therefore, qualified to share those savings with CMS;

  •
  11 ACOs, serving more than 120,000 Medicare beneficiaries, generated savings but fell below their Minimum Savings Rate required to share savings with CMS;

  •
  8 ACOs were within 2 percent of their benchmark;

  •
  8 ACOs were 2 percent or more above their benchmark; and

  •
  All ACOs met CMS's quality reporting standards.

        The three ACOs qualifying for savings received payments of $20.4 million, part to be shared between the physicians of those ACOs and us and part to be used by us to reimburse a portion of the costs that we had incurred. Our share of these savings, including expense recovery, amounted to $13.4 million, which is reflected in equity in losses of unconsolidated subsidiaries in our consolidated statements of operations. We received these payments in October 2014. We did not recognize any shared savings revenue in 2013 or 2012.

        The MSSP is relatively new and therefore has limited historical experience. This impacts our ability to accurately accumulate and interpret the data available for calculating the ACOs' shared savings. Therefore, we were not able to recognize revenue for the year ended December 31, 2013 until we received the final settlement results from CMS in September 2014. Similarly, we were not able to recognize revenue for the year ended December 31, 2014 in the 2014 financial statements. We expect that revenue, if any, for the program year ended December 31, 2014 will be reported in 2015 when the MSSP revenue is either known or estimable with reasonable certainty. Based on the ACO operating agreements, we bear all costs of the ACO operations until revenue is recognized. At that point, we share in up to 100% of the revenue to recover our costs incurred. Any remaining revenue is generally shared equally with our ACO provider partners.

  Medicaid

        Established in 1965, Medicaid is the largest publicly funded program in the United States, and provides health insurance to low-income families and individuals with disabilities. Authorized by Title XIX of the Social Security Act, Medicaid is an entitlement program funded jointly by the federal and state governments and administered by the states. The majority of funding is provided at the federal level. Each state establishes its own eligibility standards, benefit packages, payment rates and program administration within federal standards. Eligibility is based on a combination of household income and assets, often determined by an income level relative to the federal poverty level. Historically, children have represented the largest eligibility group. Our APS Healthcare segment provides a variety of healthcare services to Medicaid members in numerous states.

        Due to the Medicaid expansion provisions under the ACA, CMS projects that Medicaid expenditures will increase from approximately $505 billion in 2014 to approximately $860 billion by 2022. In addition, as part of the Affordable Care Act, approximately 70 million people are expected to qualify for Medicaid in 2015.

        A portion of Medicaid members are dual eligibles, low-income seniors and people with disabilities who are enrolled in both Medicaid and Medicare. Based on CMS, industry analyst and Kaiser Family Foundation data, we estimate there are approximately 10 million dual eligible enrollees with annual spending of approximately $400 billion. Only a small portion of the total spending on dual eligibles is administered by managed care organizations. Dual eligibles tend to consume more healthcare services due to their tendency to have more chronic health issues.

        Total Care NY Medicaid Plan—On December 1, 2013, we acquired the Total Care Medicaid health plan. Total Care provides Medicaid managed care services to approximately 40,000 members in three counties in upstate New York that overlap with our existing Medicare Advantage footprint. Roughly 80% of its members are located in Onondaga County. In addition to the Medicaid program, Total Care also participates in the Child Health Plus program for low-income, uninsured children.

        APS Healthcare—In March 2012, we acquired APS Healthcare. APS Healthcare provides a variety of healthcare services primarily to State Medicaid agencies and private health plans. In February 2015, we sold the APS Healthcare Puerto Rico business for $26.5 million. APS Puerto Rico provides managed behavioral health services for the Government Health Plan Medicaid program under a contract that terminates on March 31, 2015.

Healthcare Reform

        The ACA was signed into law in March 2010 and legislates broad-based changes to the U.S. health care system. Due to the complexity of the health reform legislation, including yet to be promulgated implementing regulations, lack of interpretive guidance, and gradual implementation, the impact of the health reform legislation remains difficult to predict and quantify. In addition, we believe that any impact from the health reform legislation could potentially be mitigated by certain actions we may take in the future including modifying future Medicare Advantage bids to compensate for such changes. For example, the anticipation of additional revenues from Star bonuses or reduced CMS reimbursement rates are factored into the anticipated level of benefits included in our Medicare Advantage bids for the upcoming year.

        The provisions of these new laws include the following key points, which are discussed further below:

  •
  reduced Medicare Advantage reimbursement rates, beginning in 2012;

  •
  implementation of a quality bonus for Star ratings, beginning in 2012;

  •
  accountable care organizations, beginning in 2012;

  •
  limitation on the federal tax deductibility of compensation earned by individuals for certain types of companies, beginning in 2013;

  •
  stipulated minimum medical loss ratios, beginning in 2014;

  •
  non-deductible health insurance industry fee, beginning in 2014; and

  •
  coding intensity adjustments, with mandatory minimums, beginning in 2014.

        Reduced Medicare Advantage reimbursement rates—The ACA made several changes to Medicare Advantage. Beginning in 2012, the Medicare Advantage "benchmark" rates began the transition to target Medicare fee-for-service cost benchmarks of 95%, 100%, 107.5% or 115% of the calculated Medicare fee-for-service costs. The transition period is 2, 4 or 6 years depending upon the applicable county. The counties are divided into quartiles based on each county's fee-for-service Medicare costs. We estimate that approximately 65% and 35%, respectively, of our January 1, 2015 membership resides in counties where the Medicare Advantage benchmark rate will equal 95% and 115%, respectively, of the calculated Medicare fee-for-service costs at the end of the 6 year transition period in 2017.

        Medicare Advantage payment benchmarks have been cut over the last several years, with additional funding reductions to be phased in as noted above. On February 20, 2015, CMS issued its 2016 45 Day Call Letter (the "45 Day Call Letter") detailing preliminary 2016 Medicare Advantage benchmark payment rates. As is customary, CMS has invited public comment on these preliminary rates before issuing its final rates for 2016 in April 2015. The 45 Day Call Letter proposes to reduce Medicare rates for 2016 and make other changes that could negatively impact our business. At this time, CMS is not implementing the proposed policy of excluding for risk adjustment purposes the diagnosis codes obtained from in-home health risk assessments unless such codes are subsequently validated by a clinical encounter with a qualified provider. If implemented, this change would have resulted in significant additional funding declines for the Company. We will continue to evaluate proposed changes detailed in the 45 Day Call Letter, some of which could result in further rate reductions that would adversely affect our plan benefit designs, market participation, growth prospects and earnings potential for our Medicare Advantage plans in the future.

        Implementation of quality bonus for Star ratings—Beginning in 2012, Medicare Advantage plans with an overall "Star rating" of three or more stars (out of five) based on 2011 performance were eligible for a "quality bonus" in their basic premium rates. For 2015 and beyond, plans must achieve an overall star rating of at least 4 stars to receive the quality bonus. Plans receiving Star bonus payments are required to use the additional dollars to provide "extra benefits" for the plans' enrollees, to comply with required minimum loss ratios, resulting in a competitive advantage for those plans rather than a direct financial impact. In addition, beginning in 2012, Medicare Advantage Star ratings affect the rebate percentage available for plans to provide additional member benefits (plans with quality ratings of 3.5 stars or above will have their rebate percentage increased from a base rate of 50% to 65% or 70%). In all cases, this rebate percentage is lower than the pre-ACA rebate percentage of 75%. Our Medicare Advantage plans for 2015 are rated from 3.0 to 4.0 stars out of 5.0, with approximately 86% of our membership now in plans rated 4 stars, which ratings were considered when preparing our bids to be submitted for 2015. A summary of our membership and related ratings as of January 1, 2015 is presented below:

Contract	Plan Name	Location	Members (000's)	2015 Star Rating
H4506	Texan Plus HMO	Southeast Texas—Houston/Beaumont	63.0	4.0
H2816	Today's Options Network PFFS	Northeast—New York & Maine	26.7	4.0
H2775	Today's Options PPO	Northeast—New York & Maine	10.9	3.5
H5656	Texan Plus HMO	North Texas—Dallas	4.0	3.0

			104.6

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

        Stipulated minimum MLRs—Beginning in 2014, the ACA stipulates a minimum medical loss ratio, or MLR, of 85% for Medicare Advantage plans. This MLR takes into account benefit costs, quality initiative expenses, the ACA fee and taxes. Financial and other penalties may result from failing to achieve the minimum MLR ratio. For the year ended December 31, 2014 our Medicare Advantage plans exceeded the minimum MLR, as defined by CMS. Complying with such minimum ratio by increasing our medical expenditures or refunding any shortfalls to the federal government could have a material adverse effect on our operating margins, results of operations, and our statutory required capital.

        Non-deductible health insurance industry fee ("ACA Fee")—Beginning in 2014, the new healthcare reform legislation imposed an annual aggregate health insurance industry fee of $8.0 billion (with increasing annual amounts thereafter) on health insurance premiums, including Medicare Advantage premiums, that is not deductible for income tax purposes. As a result, our effective income tax rate increased in 2014, and will likely remain at a higher level in future years. Our share of the new fee is based on our pro rata percentage of premiums written during the preceding calendar year compared to the industry as a whole, calculated annually. This fee, first expensed and paid in 2014, adversely affects the profitability of our Medicare Advantage business and could have a material adverse effect on our results of operations. We paid a fee of $23.1 million in 2014, based on 2013 net written premiums and estimate that the fee to be paid in 2015, based on 2014 net written premiums, will be approximately $29 million. Pursuant to the guidance issued by the FASB in July 2011, for reporting in accordance with U.S generally accepted accounting principles (GAAP), the liability for the fee will be estimated and recorded in full once the entity provides qualifying health insurance in the corresponding period with a corresponding deferred cost that is to be amortized to expense on a straight-line basis over the applicable calendar year. For statutory reporting purposes, the fee will be expensed on January 1 in the year of payment, rather than amortized to expense over the year. The ACA fee is included in other operating costs; however, will be factored in when calculating the stipulated minimum MLR.

        Coding intensity adjustments—Under the ACA, the coding intensity adjustment instituted in 2010 became permanent, resulting in mandated minimum reductions in risk scores of 4.91% in 2014 increasing each year to 5.91% in 2018. These coding adjustments may adversely affect the level of payments from CMS to our Medicare Advantage plans.

        Limitation on the federal tax deductibility of compensation earned by individuals—Beginning in 2013, with respect to services performed during 2010 and afterward, for health insurance companies, the federal tax deductibility of compensation is limited under Section 162(m)(6) of the Code to $500,000 per individual and will not contain an exception for "performance-based compensation." In September 2014, the Internal Revenue Service issued final regulations on this compensation deduction limitation which provided additional information regarding the definition of a health insurance issuer. Based on our analysis of the final regulations, we no longer believe we are subject to the limitation. As a result, during the fourth quarter of 2014, we recorded a tax benefit of $3.2 million related to prior years and $1.7 million related to the first nine months of 2014. Prior to receiving the final regulations, our application of this limitation had increased our effective tax rate by approximately 60 basis points for the year ended December 31, 2013 and 200 basis points for the year ended December 31, 2012. However, there is a risk that the Internal Revenue Service or other regulators may disagree with our interpretation, which could result in higher taxes.

        Accountable Care Organizations—The ACA established Accountable Care Organizations, or ACOs, as a tool to improve quality and lower costs through increased care coordination in the Medicare fee-for- service program. CMS established the Shared Savings Program to facilitate coordination and cooperation among providers to improve the quality of care for Medicare fee-for-service beneficiaries and reduce unnecessary costs. To date, we have partnered with numerous groups of healthcare providers and currently participate in twenty-four active ACOs previously approved to participate in the MSSP. ACOs are entities that contract with CMS to serve the Medicare fee-for-service population with the goal of better care for individuals, improved health for populations and lower costs. ACOs share savings with CMS to the extent that the actual costs of serving assigned beneficiaries are below certain trended benchmarks of such beneficiaries and certain quality performance measures are achieved. We provide a variety of services to the ACOs, including care coordination, analytics and reporting, technology and other administrative services to enable these physicians and their associated healthcare providers to deliver better quality care, improved health and lower healthcare costs for their Medicare fee-for-service patients.

        As of December 31, 2014, we have incurred inception-to-date expenses of approximately $107 million, pre-tax, related to our ACO business, including our equity in the losses of our unconsolidated ACOs and have recognized our portion of shared savings revenues and expense reimbursements totaling approximately $13 million to date. We also expect to incur significant costs during 2015. Under the MSSP, CMS will not make any payments to ACOs for a measurement year until the second half of the following year, which will negatively impact our cash flows. In order to receive revenues from CMS under the MSSP, the ACO must meet certain minimum savings rates (i.e. save the federal government money) and meet certain quality measures. More specifically, an ACOs medical expenses for its assigned beneficiaries during a relevant measurement year must be below the benchmark established by CMS for such ACO. On the quality side, the MSSP requires ACOs to meet thirty-three quality measures, which CMS may vary from time to time. Notwithstanding our efforts, our ACOs may be unable to meet the required savings rates or may not satisfy the quality measures, which may result in our receiving no revenues and losing our substantial investment. In addition, as the MSSP is a new program, it presents challenges and risks associated with the timeliness and accuracy of data and interpretation of complex rules, which may impact the timing and amount of revenue we can recognize and could have a material adverse effect on our ability to recoup any of our investment in this new business. Further, there can be no assurance that we will maintain positive relations with each of our twenty-four ACO partners which may result in certain of the ACOs terminating our relationship, which will result in a potential loss of our investment.

        In addition, CMS, the US Office of Inspector General, the Internal Revenue Service, the Federal Trade Commission, the US Department of Justice, and various states have adopted or are considering adopting new legislation, rules, regulations and guidance relating to formation and operation of ACOs. Such laws may, among other things, require ACOs to become subject to financial regulation such as maintaining deposits of assets with the states in which they operate, the filing of periodic reports with the insurance department and/or department of health, or holding certain licenses or certifications in the jurisdictions in which the ACOs operate. Failure to comply with legal or regulatory restrictions may result in CMS terminating an ACOs agreement with CMS and/or subjecting an ACO to loss of the right to engage in some or all business in a state, payment of fines or penalties, or may implicate federal and state fraud and abuse laws relating to anti-trust, physician fee-sharing arrangements, anti-kickback prohibitions or prohibited referrals, any of which may adversely affect our operations and/or profitability.

Stock Repurchase Plan

        On August 1, 2013, our Board of Directors authorized the repurchase of up to $40 million of our outstanding common stock. Purchases may occur from time to time in the open market, in privately negotiated transactions, or otherwise as market conditions permit.

        On March 28, 2014, we entered into a definitive agreement to repurchase six million shares of our voting common stock directly from funds associated with Capital Z Partners Management, LLC at a price of $6.03 per share. The transaction closed in May 2014. We used cash on hand to fund the repurchase of these shares.

Membership

        The following table presents our membership in Medicare Advantage products:

	January 31, 2015	December 31, 2014	December 31, 2013(1)
	(in thousands)
Membership
Southwest HMO	67.0	61.8	54.6
Northeast	37.6	29.7	31.5

Core Markets	104.6	91.5	86.1
Non-Core Network(2)	—	20.7	24.8
Rural(2)	—	1.9	2.9

Total Membership	104.6	114.1	113.8

(1)
Excludes 13,200 members in areas subject to 2014 Service Area Reductions. This includes 10,700 rural members whose plans were not renewed for 2014.

(2)
Non-Core Network and Rural markets were exited as of January 1, 2015.

Segment Overview

        As a result of the growth of our ACOs and Total Care, we have modified the way we manage and report our business. Our Medicare Advantage and Traditional Insurance segments remain unchanged; however, we have split our ACO and Total Care businesses from the Corporate & Other segment to form two new segments—Management Services Organization ("MSO") and Medicaid, respectively. We will continue to report the activities of our holding company, the operations of APS Healthcare since its acquisition on March 2, 2012, and other ancillary operations in our Corporate & Other segment. See Note 24—Business Segment Information in the Notes to Consolidated Financial Statements for a description of our segments.

        We report intersegment revenues and expenses on a gross basis in each of the operating segments but eliminate them in the consolidated results. These intersegment revenues and expenses affect the amounts reported on the individual financial statement line items, but we eliminate them in consolidation and they do not change income before taxes. The most significant items eliminated are intersegment revenue and expense relating to commissions earned by agency subsidiaries in our Corporate & Other segment from insurance subsidiaries in our Traditional segment and in 2013 for services provided by APS Healthcare to our Medicare Advantage segment.

Results of Operations—Consolidated Overview

        The following table reflects income (loss) from each of our segments and contains a reconciliation to reported net (loss) income:

	For the year ended December 31,
	2014	2013	2012
	(in thousands)
Medicare Advantage(1)	$47,800	$53,467	$92,775
MSO(1)	(30,809)	(41,588)	(21,654)
Medicaid(1)	2,635	(526)	—
Traditional Insurance(1)	2,507	10,946	18,065
Corporate & Other(1)	(54,676)	(239,398)	(28,156)
Net realized (losses) gains(1)	(1,382)	13,863	16,604

(Loss) income before income taxes(1)	(33,925)	(203,236)	77,634
(Benefit from) provision for income taxes	(4,458)	(10,910)	24,601

Net (loss) income	$(29,467)	$(192,326)	$53,033

(Loss) income per common share (diluted):
Net (loss) income	$(0.35)	$(2.20)	$0.61

(1)
We evaluate the results of operations of our segments based on income (loss) before realized gains and losses and income taxes. We believe that realized gains and losses are not indicative of overall operating trends. This differs from U.S. generally accepted accounting principles, which reflects the effect of realized gains and losses and income taxes in the determination of net income (loss). The schedule above reconciles our segment income (loss), to net (loss) income in accordance with U.S. generally accepted accounting principles.

  Years ended December 31, 2014 and 2013

        Net loss for the year ended December 31, 2014 was $29.5 million, or $0.35 per diluted share, compared to net loss of $192.3 million, or $2.20 per diluted share, for the year ended December 31, 2013. These amounts include realized (losses) gains, net of taxes, of $(2.3) million, or $(0.03) per diluted share, and $9.0 million, or $0.10 per diluted share in 2014 and 2013, respectively. 2013 also includes asset impairment charges of $178.1 million, or $2.04 per diluted share related to APS Healthcare.

        Our Medicare Advantage segment generated income before income taxes of $47.8 million for the year ended December 31, 2014, a decrease of $5.7 million compared to the year ended December 31, 2013. The decrease in earnings was driven by the new ACA fee of $22.9 million (effective in 2014), lower membership and lower net investment income; offset by an improved medical benefit ratio, or MBR, of 84.0% for the full year 2014 compared to 85.1% for 2013 and a decrease in our administrative expense ratio from 12.7% in 2013 to 12.0% in 2014. The year ended December 31, 2014, included $33.0 million of net favorable prior year items compared to $23.3 million for the year ended December 31, 2013.

        Our MSO segment generated a loss before income taxes of $30.8 million for the year ended December 31, 2014; a decrease of $10.8 million compared to the year ended December 31, 2013. This improvement was driven by the receipt of $13.4 million of revenue in 2014 related to the initial ACO program period ended December 31, 2013, partially offset by an increase in ACO operating expenses as we had four new ACOs start up on January 1, 2014.

        Our Medicaid segment generated income before income taxes of $2.6 million for the year ended December 31, 2014 compared to a loss of $0.5 million for the year ended December 31, 2013. This was due to 2013 consisting of only one month of activity that included approximately $0.6 million of acquisition related costs, as we acquired Total Care on December 1, 2013.

        Our Traditional Insurance segment generated income before taxes of $2.5 million for 2014, a decrease of $8.4 million compared to 2013. The decrease in earnings is primarily driven by the reduction of business in-force combined with higher benefits ratios on our Specialty health lines which resulted in lower underwriting income. Additionally, operating expenses included higher consulting costs related to the transition and outsourcing of certain functions.

        The loss before income taxes from our Corporate & Other segment decreased by $184.7 million for the year ended December 31, 2014 compared to 2013. This was primarily due to asset impairment charges related to APS Healthcare in 2013 totaling $189.4 million, improved profitability of our APS Healthcare business, corporate expense reduction initiatives and higher net investment income, partially offset by higher legal and settlement costs related to our non-core business, primarily APS Healthcare, Traditional Insurance and the New York Health Benefits Exchange, known as the Exchange.

        Our effective tax rate was a benefit of 13.1% for 2014 compared with a benefit of 5.4% for 2013. The effective rate in 2014 differs from the expected benefit of the 35% federal rate due to non-recurring tax benefits (discussed below), net of permanent items, primarily the new ACA fee and preferred dividends, and foreign and state income taxes. The variance in the 2013 effective tax rate compared with the expected benefit of the 35% federal rate was driven by permanent items relating primarily to non-deductible goodwill impairment, the limitation on the deductibility of executive compensation for health insurers enacted in the ACA, interest on the mandatorily redeemable preferred stock, foreign and state income taxes and non-recurring tax expenses.

        Income taxes include non-recurring tax benefits (expenses) of $5.8 million and ($1.2) million for the years ended December 31, 2014 and 2013, respectively. The 2014 benefit primarily relates to the reversal of executive compensation previously considered non-deductible under Code section 162(m)(6) that resulted in the recording of a $3.2 million benefit for amounts considered non-deductible in our prior year tax return, recording of $1.3 million of foreign tax credits related to APS Healthcare and a $0.7 million reserve release related to items on which the statute of limitations has expired. The 2013 expense primarily relates to the establishment of a valuation allowance against deferred tax assets principally related to foreign tax credits from our APS Puerto Rico subsidiary.

  Years ended December 31, 2013 and 2012

        Net loss for the year ended December 31, 2013 was $192.3 million, or $2.20 per diluted share, compared to net income of $53.0 million, or $0.61 per diluted share, for the year ended December 31, 2012. These amounts include asset impairment charges, net of taxes, of $178.1 million, or $2.04 per diluted share, in 2013 as well as realized investment gains, net of taxes, of $9.0 million, or $0.10 per diluted share, and $10.8 million, or $0.12 per diluted share in 2013 and 2012, respectively.

        Our Medicare Advantage segment generated income before income taxes of $53.5 million for the year ended December 31, 2013, a decrease of $39.3 million compared to the year ended December 31, 2012. The decrease in earnings was driven by the medical benefit ratio increasing to 85.1% for the full year 2013 compared to 82.3% for 2012 partially offset by a decrease in our administrative expense ratio from 13.5% in 2012 to 12.7% in 2013. The year ended December 31, 2013, included $23.3 million of net favorable prior year items compared to $27.4 million for the year ended December 31, 2012.

        Our MSO segment generated a loss before income taxes of $41.6 million for the year ended December 31, 2013, an increase of $19.9 million compared to 2012. This was due to increased operating costs, as there were thirty-one ACO entities in operation in 2013 compared to sixteen at

December 31, 2012 and only nine months of operations in 2012. We did not recognize any ACO revenue for the year ended December 31, 2013. Revenue for the initial program periods ending December 31, 2013 was reported in 2014.

        Our Medicaid segment generated a loss before income taxes of $0.5 million for the year ended December 31, 2013 reflecting only one month of activity that included approximately $0.6 million of acquisition related costs. We acquired the Total Care Medicaid health plan on December 1, 2013.

        Our Traditional Insurance segment generated income before taxes of $10.9 million for 2013, a decrease of $7.1 million compared to 2012. The decrease in earnings is driven by the reduction of business in-force which resulted in lower underwriting income and lower net investment income as well as higher consulting and outside services costs.

        The loss before income taxes from our Corporate & Other segment increased by $211.2 million for the year ended December 31, 2013 compared to 2012. This was due primarily to asset impairment charges related to APS Healthcare totaling $189.4 million, as well as an increase in business development costs, legal costs related to APS Healthcare, restructuring charges and lower profitability of our APS Healthcare business.

        Our effective tax rate on continuing operations was a benefit of 5.4% for 2013 compared with an expense of 31.7% for 2012. The variance in the 2013 effective tax rate compared with the expected benefit of the 35% federal rate was driven by permanent items relating primarily to non-deductible goodwill impairment, the limitation on the deductibility of executive compensation for health insurers enacted in the ACA, interest on the mandatorily redeemable preferred stock, foreign and state income taxes and non-recurring tax expenses. The effective tax rate in 2012 was favorably impacted by the recognition of certain state tax benefits, partially offset by permanent items, including non-deductible executive compensation and interest. During 2014, we determined that we are no longer subject to the limitation on the deductibility of executive compensation, and in 2014 we recorded a tax benefit related to these amounts that were not deducted in prior years. See Note 12—Income Taxes in the Notes to Consolidated Financial Statements for additional information.

        Income taxes include non-recurring tax (expenses) benefits of ($1.2) million and $7.3 million for the years ended December 31, 2013 and 2012, respectively. The 2013 expense primarily related to the establishment of a valuation allowance against deferred tax assets primarily related to foreign tax credits of our APS Puerto Rico subsidiary. The 2012 benefit primarily relates to acceptance of amended returns for prior years that removed certain revenues from revenue-based state taxes that resulted in a reserve release of $2.6 million and the recording of a receivable of $3.6 million. In addition, the 2012 benefit includes a $1.2 million reserve release related to items on which the statute of limitations has expired.

Segment Results—Medicare Advantage

	For the year ended December 31,
	2014	2013	2012
	(in thousands)
Net premiums	$1,393,444	$1,617,176	$1,619,336
Net investment and other income	15,931	18,745	23,414

Total revenue	1,409,375	1,635,921	1,642,750

Medical expenses	1,171,002	1,376,960	1,332,044
Amortization of intangible assets	2,600	3,017	3,128
ACA fee	22,910	—	—
Commissions and general expenses	165,063	202,477	214,803

Total benefits, claims and other deductions	1,361,575	1,582,454	1,549,975

Segment income before income taxes	$47,800	$53,467	$92,775

        Our Medicare Advantage segment includes the operations of our Medicare coordinated care HMO, PPO and Network PFFS Plans (collectively, the "Plans"). Our HMOs offer coverage to Medicare members primarily in Southeastern Texas, and the area surrounding Dallas/Ft. Worth. For 2015, we have not re-bid the PFFS contracts for our non-core markets, resulting in coverage to be provided to Medicare members in our markets in Southeastern Texas (especially Houston/Beaumont), the area surrounding Dallas/Ft. Worth, upstate New York and Maine.

  Years ended December 31, 2014 and 2013

        Our Medicare Advantage segment generated income before income taxes of $47.8 million for the year ended December 31, 2014, a decrease of $5.7 million compared to the year ended December 31, 2013. The decrease in earnings was driven by the new ACA fee of $22.9 million (effective in 2014), lower membership and lower net investment income; offset by an improved medical benefit ratio of 84.0% for the full year 2014 compared to 85.1% for 2013 and a decrease in our administrative expense ratio from 12.7% in 2013 to 12.0% in 2014. The year ended December 31, 2014, included $33.0 million of net favorable prior year items compared to $23.3 million for the year ended December 31, 2013.

        Net premiums.    Net premiums for the Medicare Advantage segment decreased by $223.7 million compared to the year ended December 31, 2013, primarily driven by lower membership in our non-core service areas as well as lower premium yield per member resulting from a change in membership mix. In 2014, net premiums included $14.6 million of favorable prior period items compared to $33.2 million of favorable prior period items in 2013.

        Net investment and other income.    Net investment and other income decreased $2.8 million primarily due to lower invested asset levels resulting from the payment of dividends to the parent in 2013.

        Medical expenses.    Medical expenses decreased by $206.6 million compared to the year ended December 31, 2013. The decrease was driven by lower membership and lower claims cost per member (as a result of exiting non-core markets that incurred higher claims cost per member) as well as favorable prior period items, resulting in a medical benefit ratio of 84.0% in 2014 compared with 85.1% in 2013. During 2014, medical expenses included $18.4 million of net favorable items related to prior periods, compared to $9.9 million of net unfavorable items related to prior periods in 2013.

        Quality improvement initiative costs of $28.4 million in each of the years ended December 31, 2014 and 2013, respectively, are included in medical expenses in connection with the reporting of minimum medical loss ratios under the ACA. These costs were previously reported in commissions and general expenses. The following table provides a breakdown of medical expenses and the related medical benefit ratios:

	For the year ended December 31,
	2014		2013
	($ in thousands)
Quality Initiatives	$28,365	2.0%	$28,407	1.8%
Medical Benefits	1,142,637	82.0%	1,348,553	83.3%

Total Benefits	$1,171,002	84.0%	$1,376,960	85.1%

        Adjusting for the prior year items discussed above in premiums and medical expenses, for the year ended December 31, 2014, our medical benefit MBR, excluding quality initiative costs was 84.2%. Our medical benefit MBRs for the year ended December 31, 2014, as reported and revised to exclude prior year items, are summarized in the table below:

	Reported	Revised
HMO	81.2%	82.4%
Other Core Network	81.1%	83.7%

Core	81.2%	82.7%
Non-Core Network	85.7%	88.6%
Rural	96.6%	98.8%

Total Medicare Advantage	82.0%	84.2%

        ACA fee.    The ACA fee for the year ended December 31, 2014 amounted to $22.9 million, or 1.6% of 2014 net premiums. The ACA fee is included in the calculation of minimum medical loss ratios under the ACA.

        Commissions and general expenses.    Commissions and general expenses for the year ended December 31, 2014 decreased $37.4 million compared to the year ended December 31, 2013, primarily due to cost reduction initiatives and lower membership. Our administrative expense ratio improved to 12.0% for the year ended December 31, 2014 from 12.7% in 2013 primarily as a result of our cost reduction efforts. Commissions and general expenses for the year ended December 31, 2013 were adjusted to exclude $28.4 million of quality initiative expenses, which have been reclassified to medical expenses to be consistent with 2014 classification, as discussed above.

  Years ended December 31, 2013 and 2012

        Our Medicare Advantage segment generated income before income taxes of $53.5 million for the year ended December 31, 2013, a decrease of $39.3 million compared to the year ended December 31, 2012. The decrease in earnings was driven by the medical benefit ratio increasing to 85.1% for the full year 2013 compared to 82.3% for 2012 partially offset by a decrease in our administrative expense ratio from 13.5% in 2012 to 12.7% in 2013. The year ended December 31, 2013, included $23.3 million of net favorable prior year items compared to $27.4 million for the year ended December 31, 2012.

        Net premiums.    Net premiums for the Medicare Advantage segment decreased by $2.2 million compared to the year ended December 31, 2012. In 2013, net premiums included $33.2 million of favorable prior period items compared to $34.4 million of favorable prior period items in 2012.

        Net investment and other income.    Net investment and other income decreased $4.7 million due to the payment of dividends to the parent in 2013 and the maturity of higher yielding assets with the proceeds being reinvested in lower yielding securities due to the low interest rate environment.

        Medical expenses.    Medical expenses increased by $44.9 million compared to the year ended December 31, 2012, increasing the medical benefit ratio to 85.1% for 2013 from 82.3% for 2012. During 2013, medical expenses included $9.9 million of net unfavorable items related to prior periods, compared to $7.0 million of net unfavorable items related to prior periods in 2012. 2013 medical expenses were also unfavorably impacted by an increase in inpatient and emergent care utilization in our non-HMO lines of business and an increase in the volume of large dollar claims in our HMO lines of business. In addition, $7.4 million, or 0.4% of the medical expense ratio, is related to the results of sequestration from the April—December period of 2013.

        Quality improvement initiative costs of $28.4 million and $27.3 million in the years ended December 31, 2013 and 2012, respectively, are included in medical expenses in connection with the reporting of minimum medical loss ratios under the ACA. These costs were previously reported in commissions and general expenses. The following table provides a breakdown of medical expenses and the related medical benefit ratios:

	For the year ended December 31,
	2013		2012
	($ in thousands)
Quality Initiatives	$28,407	1.8%	$27,297	1.7%
Medical Benefits	1,348,553	83.3%	1,304,747	80.6%

Total Benefits	$1,376,960	85.1%	$1,332,044	82.3%

        Adjusting for the prior year items discussed above in premiums and medical expenses, for the year ended December 31, 2013, our medical benefit MBR, excluding quality initiative costs was 86.3%.

        Commissions and general expenses.    Commissions and general expenses for the year ended December 31, 2013 decreased $12.3 million compared to the year ended December 31, 2012, primarily as the result of the decreased level of membership. Our administrative expense ratio improved to 12.7% for the year ended December 31, 2013 from 13.5% in 2012 primarily as a result of our cost reduction efforts. Commissions and general expenses for the years ended December 31, 2013 and 2012 were adjusted to exclude $28.4 million and $27.3 million, respectively, of quality initiative expenses, which have been reclassified to medical expenses to be consistent with 2014 classification, as discussed above.

Segment Results—Management Services Organization

        The following table represents the operating results of our MSO segment, consolidating the ACOs in which we participate with the operations of our CHS subsidiary:

	2014	2013	2012
	(in thousands)
Shared Savings Revenue(1):
Gross Shared Savings	$20,357	$—	$—
ACO Partner Share	(6,982)	—	—

Net Shared Savings Revenue	13,375	—	—
Operating Expenses	44,184	41,588	21,654

Segment loss before income taxes	$(30,809)	$(41,588)	$(21,654)

(1)
Represents shared savings revenues received in 2014 related to program year 2012/2013.

        Formerly included in our Corporate & Other segment, our MSO segment includes our CHS subsidiary, which collaborates with physicians and other healthcare professionals to operate ACOs under the MSSP. As of January 1, 2015 we sponsored twenty-four active ACOs in ten states previously approved for participation in the program by CMS. Based on data provided by CMS, these twenty-four ACOs currently include approximately 3,800 participating providers with approximately 285,000 assigned Medicare fee-for-service beneficiaries, both within and outside our current Medicare Advantage footprint, including southeast Texas and upstate New York. CHS provides these ACOs with care coordination, analytics and reporting, technology and other administrative capabilities to enable participating providers to deliver better care and lower healthcare costs for their Medicare fee-for-service beneficiaries. We have determined that we cannot consolidate the ACOs and therefore, include our share of their operating results in Equity in losses of unconsolidated subsidiaries on our Consolidated Statement of Operations. In the table above, we have presented our share of the results of the ACOs' revenues and expenses and combined that with the results of CHS so provide a better understanding of the results of operations.

        The MSSP is relatively new and therefore has limited historical experience. This impacts our ability to accurately accumulate and interpret the data available for calculating the ACOs' shared savings. Therefore, we were not able to recognize revenue for the year ended December 31, 2013 until we received the final settlement results from CMS in September 2014. Similarly, we were not able to recognize revenue for the year ended December 31, 2014 in the 2014 financial statements. We expect that revenue, if any, for the program year ended December 31, 2014 will be reported in 2015 when the MSSP revenue is either known or estimable with reasonable certainty. Based on the ACO operating agreements, we bear all costs of the ACO operations until revenue is recognized. At that point, we share in up to 100% of the revenue to recover our costs incurred. Any remaining revenue is generally shared equally with our ACO provider partners.

  Years ended December 31, 2014 and 2013

        Our MSO segment generated a loss before income taxes of $30.8 million for the year ended December 31, 2014; a decrease of $10.8 million compared to the year ended December 31, 2013. This improvement was driven by the receipt of $13.4 million of revenue in 2014 related to the initial ACO program period ended December 31, 2013, partially offset by an increase in ACO operating expenses as we had four new ACOs start up on January 1, 2014.

        During September 2014, we received notice that the ACOs we formed in partnership with primary care physicians and other healthcare professionals generated $66 million in total program savings for CMS, as part of the MSSP for program years 2012 and 2013. Of our 30 ACOs with start dates in 2012 and 2013, the results showed that:

  •
  3 ACOs, serving more than 56,000 Medicare beneficiaries and including our largest ACO in Houston, generated savings in excess of their Minimum Savings Rate and therefore, qualified to share those savings with CMS;

  •
  11 ACOs, serving more than 120,000 Medicare beneficiaries, generated savings but fell below their Minimum Savings Rate required to share savings with CMS;

  •
  8 ACOs were within 2 percent of their benchmark;

  •
  8 ACOs were 2 percent or more above their benchmark; and

  •
  All ACOs met CMS's quality reporting standards.

        The 3 ACOs qualifying for savings received payments of $20.4 million, part to be paid to physicians and part to reimburse a portion of the costs that we have incurred. Our share of these savings, including expense recovery, amounted to $13.4 million, which is reflected in equity in losses of unconsolidated subsidiaries in our consolidated statements of operations. We received these payments in October 2014. We did not recognize any shared savings revenue in 2013.

  Years ended December 31, 2013 and 2012

        Our MSO segment generated a loss before income taxes of $41.6 million for the year ended December 31, 2013, an increase of $19.9 million compared to 2012. This was due to increased operating costs, as there were thirty-one ACO entities in operation in 2013 compared to sixteen at December 31, 2012 and only nine months of operations in 2012. We did not recognize any ACO revenue for the years ended December 31, 2013 and 2012. Revenue for the initial program periods ending December 31, 2013 was reported in 2014.

Segment Results—Medicaid

	For the year ended December 31,
	2014	2013
	(in thousands)
Net premiums	$178,288	$12,771
Net investment and other income	173	—

Total revenue	178,461	12,771

Medical expenses	160,826	11,684
Amortization of intangible assets	806	66
ACA fee	183	—
Commissions and general expenses	14,011	1,547

Total benefits, claims and other deductions	175,826	13,297

Segment income (loss) before income taxes	$2,635	$(526)

        On December 1, 2013, we acquired the Total Care Medicaid health plan. Total Care provides Medicaid managed care services to approximately 40,000 members in three counties in upstate New York that overlap with our existing Medicare Advantage footprint. Roughly 80% of its members are located in Onondaga County. In addition to the Medicaid program, Total Care also participates in the Child Health Plus program for low-income, uninsured children.

  Years ended December 31, 2014 and 2013

        Our Medicaid segment generated income before income taxes of $2.6 million for the year ended December 31, 2014 compared to a loss of $0.5 million for the year ended December 31, 2013. This was due to 2013 consisting of only one month of activity that included approximately $0.6 million of acquisition related costs.

Segment Results—Traditional Insurance

	For the year ended December 31,
	2014	2013	2012
	(in thousands)
Net premiums	$185,947	$213,920	$241,904
Net investment and other income	17,854	19,284	20,963

Total revenue	203,801	233,204	262,867

Policyholder benefits	144,172	160,745	186,246
Change in deferred policy acquisition costs	12,323	12,628	5,418
Commissions and general expenses, net of allowances	44,799	48,885	53,138

Total benefits, claims and other deductions	201,294	222,258	244,802

Segment income before income taxes	$2,507	$10,946	$18,065

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

  Years ended December 31, 2014 and 2013

        Our Traditional Insurance segment generated income before taxes of $2.5 million for 2014, a decrease of $8.4 million compared to 2013. The decrease in earnings is primarily driven by the reduction of business in-force combined with higher benefits ratios on our Specialty health lines which resulted in lower underwriting income. Additionally, operating expenses included higher consulting costs related to the transition and outsourcing of certain functions.

        Net premiums.    Net premium declined by $28.0 million, or 13.1%. This is the result of the continued effect of lapsation across all lines of business. The following tables detail premium for the segment by major lines of business:

	Year ended December 31,
	2014			2013
	Gross	Ceded	Net	Gross	Ceded	Net
	(in thousands)
Senior market	$170,643	$(35,858)	$134,785	$198,172	$(41,999)	$156,173
Specialty health	44,741	(6,336)	38,405	50,117	(6,643)	43,474
Life insurance	43,963	(31,206)	12,757	48,209	(33,936)	14,273

Total premium	$259,347	$(73,400)	$185,947	$296,498	$(82,578)	$213,920

        Net investment income.    Net investment income decreased by $1.4 million, primarily due to a lower invested asset base due to the payment of dividends to the parent in 2013 and the declining blocks of business.

        Policyholder benefits.    Policyholder benefits incurred declined by $16.6 million, or 10.3%, compared to 2013. This decline was principally due to the overall decline of insurance in-force, while medical trend was relatively stable. For 2014, the policyholder benefit ratio for senior market health was 68.9% compared with 67.2% in 2013, and for specialty health was 111.0% in 2014, compared with 107.4% in 2013.

        Commissions and general expenses, net of allowances.    Commissions and general expenses, net of allowances, decreased by $4.1 million from 2013. This decrease is primarily attributed to lower commissions on less insurance in-force as well as lower costs required to run a smaller book of business in-force, partially offset by higher consulting costs related to the transition and outsourcing of certain functions.

  Years ended December 31, 2013 and 2012

        Our Traditional Insurance segment generated income before taxes of $10.9 million for 2013, a decrease of $7.1 million compared to 2012. The decrease in earnings is driven by the reduction of business in-force which resulted in lower underwriting income and lower net investment income, as well as higher consulting and outside services costs.

        Net premiums.    Net premium declined by $28.0 million, or 11.6%. This is primarily the result of the continued effect of lapsation across all lines of business, but primarily driven by Medicare supplement. The following tables detail premium for the segment by major lines of business:

	Year ended December 31,
	2013			2012
	Gross	Ceded	Net	Gross	Ceded	Net
	(in thousands)
Medicare supplement	$198,172	$(41,999)	$156,173	$227,859	$(49,375)	$178,484
Specialty health	50,117	(6,643)	43,474	54,034	(6,904)	47,130
Life insurance	48,209	(33,936)	14,273	53,735	(37,445)	16,290

Total premium	$296,498	$(82,578)	$213,920	$335,628	$(93,724)	$241,904

        Net investment income.    Net investment income decreased by $1.2 million, primarily due to the maturity of higher yielding assets with the proceeds being reinvested in lower yielding securities because of the low interest rate environment, as well as a lower invested asset base due to the payment of dividends in 2013 and the declining blocks of business.

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

Segment Results—Corporate & Other

        The following table presents the primary components comprising the loss from the segment:

	For the year ended December 31,
	2014	2013	2012
	(in thousands)
Net premiums	$156,737	$157,441	$128,574
Net investment income	3,114	560	261
Fee and other income	92,800	112,099	135,739

Total revenue	252,651	270,100	264,574

Claims and other benefits	137,575	135,207	106,263
Amortization of intangible assets	1,125	4,354	4,525
Interest expense	6,979	6,562	6,238
Asset impairment charges	—	189,443	—
Commissions and general expenses	161,648	173,932	175,704

Total benefits, claims and other deductions	307,327	509,498	292,730

Segment loss before income taxes	$(54,676)	$(239,398)	$(28,156)

        Corporate & Other includes the activities of our holding company, the operations of APS Healthcare since its acquisition on March 2, 2012, our participation in the Exchange and other ancillary operations. We are not participating in the Exchange for 2015.

  Years ended December 31, 2014 and 2013

        The loss before income taxes from our Corporate & Other segment decreased by $184.7 million for the year ended December 31, 2014 compared to 2013. This was primarily due to asset impairment charges related to APS Healthcare in 2013 totaling $189.4 million, improved profitability of our APS Healthcare business, corporate expense reduction initiatives and higher net investment income, partially offset by higher legal and settlement costs related to our non-core business, primarily APS Healthcare, Traditional Insurance and our participation in the Exchange.

        The following table details the loss before income taxes for our Corporate & Other segment:

	For the year ended December 31,
	2014	2013
	(in thousands)
APS Healthcare	$10,330	$(4,082)
New York Health Benefits Exchange	(2,148)	—
Interest expense	(6,979)	(6,562)
Asset impairment charges	—	(189,443)
Legal/settlement costs	(28,824)	(6,223)
Corporate	(27,055)	(33,088)

Total segment loss before income taxes	$(54,676)	$(239,398)

        Net premiums.    Net premiums decreased by $0.7 million for the year ended December 31, 2014 compared to 2013. This was due to a decrease of $2.0 million in APS Healthcare premiums due to a smaller block of risk business partially offset by $1.3 million related to the Exchange product we launched in upstate New York on January 1, 2014. The following table details net premiums for our Corporate & Other segment:

	For the year ended December 31,
	2014	2013
	(in thousands)
APS Healthcare	$155,446	$157,441
New York Health Benefits Exchange	1,291	—

Total net premiums	$156,737	$157,441

        Net investment income.    Net investment income for the year ended December 31, 2014 included $2.7 million related to a distribution received on a cost-method investment.

        Fee and other income.    Fee and other income decreased by $19.3 million for the year ended December 31, 2014 compared to 2013 primarily due to planned reductions in fee for service business at APS Healthcare and lower revenue in our corporate agencies. The following table details fee and other income for our Corporate & Other segment:

	For the year ended December 31,
	2014	2013
	(in thousands)
APS Healthcare	$87,971	$102,532
Corporate	4,829	9,567

Total fee and other income	$92,800	$112,099

        Claims and other benefits.    Claims and other benefits increased by $2.3 million for the year ended December 31, 2014 compared to 2013, primarily due to the Exchange product we launched in upstate New York on January 1, 2014. The following table details claims and other benefits for our Corporate & Other segment:

	For the year ended December 31,
	2014	2013
	(in thousands)
APS Healthcare	$136,015	$135,207
New York Health Benefits Exchange	1,560	—

Total claims and other benefits	$137,575	$135,207

        Amortization of intangible assets.    This represents the amortization of APS Healthcare intangible assets. The decrease is primarily due to prior year impairment of APS Healthcare intangible assets, resulting in a lower asset balance being amortized.

        Asset impairment charges.    During calendar year 2013, we recorded asset impairment charges related to APS Healthcare of $189.4 million, which included impairments to goodwill of $164.8 million, amortizing intangibles of $16.1 million and tangible assets of $8.5 million. For additional information, see Note 8—Goodwill and Other Intangible Assets in the Notes to Consolidated Financial Statements.

        Commissions and general expenses.    Total commissions and general expenses decreased by $12.3 million for the year ended December 31, 2014 compared to 2013. This was driven by a $30.8 million decrease at APS Healthcare primarily related to expense reduction initiatives and lower levels of business. General corporate expenses increased $18.6 million compared with 2013, primarily related to higher legal and settlement costs related to our non-core business, primarily APS Healthcare, Traditional Insurance and the Exchange. The following table details commissions and general expenses for our Corporate & Other segment:

	For the year ended December 31,
	2014	2013
	(in thousands)
APS Healthcare	$93,715	$124,564
New York Health Benefits Exchange	1,879	—
Legal/settlement costs	28,824	6,223
Corporate	37,230	43,145

Total commissions and general expenses	$161,648	$173,932

  Years ended December 31, 2013 and 2012

        The loss before income taxes from our Corporate & Other segment increased by $211.2 million for the year ended December 31, 2013 compared to 2012. This was due primarily to asset impairment charges related to APS Healthcare totaling $189.4 million, as well as an increase in business development costs, legal costs related to APS Healthcare, restructuring charges and lower profitability of our APS Healthcare business. The following table details the loss before income taxes for our Corporate & Other segment:

	For the year ended December 31,
	2013	2012
	(in thousands)
APS Healthcare	$(4,082)	$711
Interest expense	(6,562)	(6,238)
Asset impairment charges	(189,443)	—
Legal/settlement costs	(6,223)	—
Corporate	(33,088)	(22,629)

Total segment loss before income taxes	$(239,398)	$(28,156)

        Net premiums.    Net premiums increased by $28.9 million for the year ended December 31, 2013 compared to 2012 due to 2013 including a full year of APS Healthcare results compared with ten months in 2012 as APS Healthcare was acquired on March 2, 2012.

        Fee and other income.    Fee and other income decreased by $23.6 million for the year ended December 31, 2013 compared to 2012 primarily due to lower levels of fee for service business at APS Healthcare, partially offset by including a full year of APS Healthcare results in 2013, compared with ten months in 2012. The following table details fee and other income for our Corporate & Other segment:

	For the year ended December 31,
	2013	2012
	(in thousands)
APS Healthcare	$102,532	$122,676
Corporate	9,567	13,063

Total fee and other income	$112,099	$135,739

        Claims and other benefits.    Claims and other benefits increased by $28.9 million for the year ended December 31, 2013 compared to 2012, due to 2013 including a full year of APS Healthcare results compared to ten months in 2012 as well as higher utilization levels in our APS Puerto Rico business.

        Amortization of intangible assets.    This represents the amortization of APS Healthcare intangible assets. The increase is primarily due to 2013 including a full year of APS Healthcare results compared to ten months in 2012.

        Asset impairment charges.    During calendar year 2013, we recorded asset impairment charges related to APS Healthcare of $189.4 million, which included impairments to goodwill of $164.8 million, amortizing intangibles of $16.1 million and tangible assets of $8.5 million. For additional information, see Note 8—Goodwill and Other Intangible Assets in the Notes to Consolidated Financial Statements.

        Commissions and general expenses.    Total commissions and general expenses decreased by $4.9 million for the year ended December 31, 2013 compared to 2012. This was driven by a $15.2 million decrease at APS Healthcare primarily related to expense reduction initiatives and lower levels of business. General corporate expenses increased $10.4 million compared with 2012, primarily related to business development activities, legal costs related to APS Healthcare and restructuring charges. The following table details commissions and general expenses for our Corporate & Other segment:

	For the year ended December 31,
	2013	2012
	(in thousands)
APS Healthcare	$124,564	$139,787
Legal/settlement costs	6,223	—
Corporate	43,145	35,917

Total commissions and general expenses	$173,932	$175,704

Contractual Obligations and Commercial Commitments

        Our contractual obligations as of December 31, 2014, are shown below.

	Payments Due by Period
Contractual Obligations	Total	2015	2016 - 2017	2018 - 2019	Thereafter
	(in thousands)
Long-term Debt Obligations(1):
Series A mandatorily redeemable preferred shares	$48,500	$3,400	$45,100	$—	$—
Loan payable	108,472	17,081	91,391	—	—
Operating Lease Obligations	29,784	9,813	12,896	4,619	2,456
Purchase Obligations(2)	29,461	13,810	8,365	7,286	—
Policy-Related Liabilities(3):
Reserves and other policy liabilities—life	39,485	3,474	3,826	3,409	28,776
Reserve for future policy benefits—health	493,276	25,104	47,700	44,541	375,931
Policy and contract claims—health	141,266	126,952	14,314	—	—

Total	$890,244	$199,634	$223,592	$59,855	$407,163

(1)
These obligations include contractual interest, unused commitment fees and annual administrative fees and the table reflects scheduled maturities for contractual obligations existing as of December 31, 2014.

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

(3)
Our obligations for policy related liabilities represent those payments we expect to make on death, disability and health insurance claims and policy surrenders, net of amounts recovered from reinsurers. These projected values contain assumptions for future policy persistency, mortality and morbidity comparable with our historical experience. The distribution of payments for policy and contract claims reflects assumptions as to the timing of policyholders reporting claims for prior periods and the amounts of those claims. Actual amounts and timing of both future policy benefits and policy and contract claims may differ significantly from the estimates above. We anticipate that our reserves for policy liabilities and policy and contract claims, along with future net premiums, investment income and recoveries from our reinsurers will be sufficient to fund our policy related obligations. On our consolidated balance sheets in Part II, Item 8 of this annual report on Form 10-K, we report our policy related liabilities gross of amounts recoverable from reinsurers, which are reported as assets. We are obligated to pay claims in the event that a reinsurer fails to meet its obligations under the reinsurance agreements. However, as of December 31, 2014, all of our primary reinsurers were rated "A–"(Excellent) or better by A.M. Best with the exception of one reinsurer. For that reinsurer, which is not rated, a trust containing assets at 106% of policy reserve levels is maintained. We are not aware of any instances where any of our reinsurers have been unable to pay any policy claims on reinsured business. Therefore, we have presented our obligations in the table above net of amounts recoverable from reinsurers. Our obligations for policy related liabilities before amounts recovered from reinsurers amount to $1.6 billion.

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

        The parent company's ongoing sources and uses of liquidity are derived primarily from the following:

  •
  dividends from and capital contributions to our Insurance and HMO subsidiaries—During 2014, our Insurance and HMO subsidiaries paid $53.1 million in ordinary dividends to their holding companies. Based on current estimates, we expect the aggregate amount of dividends that may be paid to our parent company in 2015 without prior approval by state regulatory authorities is approximately $27 million. In addition, in 2014, we made an initial capital contribution of $1.6 million to a new HMO licensed subsidiary and a $15.5 million capital contribution to one of our Insurance subsidiaries, which was funded in February 2015.

  •
  loans from and interest payments to our Insurance subsidiaries to support investments in our ACO business—During 2013, our Insurance subsidiaries loaned $22 million to our parent company. During 2014, the parent company paid interest totaling $0.8 million to our Insurance subsidiaries.

  •
  the cash flows of our other subsidiaries, including our Medicare Advantage management service organization—Net cash flows available to our parent company amounted to approximately $13.9 million during 2014.

  •
  the cash flows of our ACO business and other growth initiatives—For 2014, we incurred losses of approximately $30.8 million, pre-tax, related to our ACO business. This includes 100% of program year 2014 operating expenses, net of our share of revenue related to program years 2012 and 2013, which amounted to $13.4 million. We received these revenue payments in October 2014.

  •
  payment of dividends to holders of our mandatorily redeemable preferred shares—In 2014, we paid $3.4 million of dividends to holders of our mandatorily redeemable preferred shares. The $40 million face value of those shares cannot be redeemed prior to 2017, unless there is a change of control of the Company.

  •
  payment of debt principal, interest and fees required under our 2012 Credit Facility—During 2014, we made interest payments totaling $2.8 million and other fee payments totaling $0.5 million. We were not required to make any principal payments as all scheduled 2014 principal payments, totaling $14.3 million, were prepaid in 2013, in connection with the amendment of our credit facility on November 4, 2013. Currently, there is a bullet payment of $74.9 million due in 2017. However, as a result of the recent subsidiary sale activity, under the 2012 Credit Facility, we have twelve months from receipt of the proceeds to either reinvest those proceeds or make a principal prepayment. If the proceeds are not reinvested, we would need to make prepayments totaling approximately $38 million by February 2016. We have elected to prepay $55 million on March 31, 2015, which will fulfill this obligation and provide additional restricted payment flexibility under the 2012 Credit Facility. We are required to ratably apply this prepayment and any other future prepayments through the remaining scheduled repayments, which would change the amount of the quarterly and bullet payments due through 2017.

  •
  working capital loans to our Medicaid HMO—Periodically, our parent company lends cash to our Medicaid HMO, Today's Options of New York, Inc., known as TONY, to bridge the timing difference between claims payments and premium receipts from New York State Department of Health. These loans are immediately repaid upon receipt of premiums. As of December 31, 2014, TONY had an outstanding loan balance of $0.5 million due to the parent company.

  •
  payment of certain corporate overhead costs and public company expenses, net of revenues which amounted to $30.7 million for the year ended December 31, 2014.

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

  •
  proceeds from the sale of subsidiaries—During 2014, we completed the sale of TOOK, generating cash proceeds of $15.2 million plus a receivable of $0.3 million, which was settled in cash in 2015. Additionally, in December 2014, we completed the sale of SCOK for $1.9 million in cash. In February 2015 we completed the sale of our APS Healthcare Puerto Rico subsidiaries for $26.5 million in cash.

  •
  As of December 31, 2014, we had approximately $110 million of cash and investments in our parent company and unregulated subsidiaries.

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

        The National Association of Insurance Commissioners, known as the NAIC, imposes regulatory risk-based capital, known as RBC, requirements on insurance companies. The level of RBC is calculated and reported annually. A number of remedial actions could be enforced if a company's total adjusted capital is less than 200% of authorized control level RBC. However, we generally consider target surplus to be 350% of authorized control level RBC. At December 31, 2014, all but one of our insurance subsidiaries had total adjusted capital in excess of our target of 350% of authorized control level RBC. One insurance company fell below our target surplus with a 240% ratio, but still has total adjusted capital in excess of the NAIC's 200%. Excess capital can be used by the insurance and HMO subsidiaries to make dividend payments to their respective holding companies, subject to certain restrictions, and from there to our parent company.

        At December 31, 2014, we held cash and invested assets of approximately $871 million at our insurance and HMO subsidiaries that could readily be converted to cash. We believe that this level of liquidity is sufficient to meet our obligations and pay expenses.

        In 2014, we made an initial capital contribution of $1.6 million to a new HMO licensed subsidiary and a $15.5 million capital contribution to one of our Insurance subsidiaries, which was funded in February 2015. Based on statutory capital and surplus levels at December 31, 2014, the aggregate amount of dividends that may be paid to our parent company during 2015 without prior approval by state regulatory authorities was approximately $27 million. During 2014, our insurance and HMO subsidiaries paid $53.1 million to their holding companies.

        Medicare Advantage Management Service Organizations.    The primary sources of liquidity for these subsidiaries are fees collected from affiliates for performing administrative, marketing and management services for our Medicare Advantage business. The primary uses of liquidity are the payments for salaries and expenses associated with providing these services. We believe the sources of cash for these subsidiaries will exceed scheduled uses of cash and result in amounts available to dividend to our parent company.

        Total Care.    We require cash at Total Care to pay claims and other benefits for our members, to pay operating expenses, to maintain adequate capital levels. The primary sources of liquidity are premiums received from the New York Department of Health and members. Total Care is required to maintain a contingent reserve equal to a percentage of premium that grades from 7.25% for 2013, ultimately to 12.5%. At December 31, 2014, Total Care had net worth in excess of the contingent reserve requirements.

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

        Investments.    We invest primarily in fixed maturity securities of the U.S. Government and its agencies, U.S. state and local governments, mortgage-backed securities and corporate fixed maturity securities with investment grade ratings of BBB– or higher by S&P or Baa3 or higher by Moody's Investor Service. As of December 31, 2014, approximately 99% of our fixed income investment portfolio had investment grade ratings from S&P or Moody's.

        At December 31, 2014, cash and cash equivalents represent approximately 13% of our total cash and invested assets. Approximately 25% of cash and invested assets were held in securities backed by the U.S. government or its agencies and the average credit quality of our total investment portfolio was AA–.

        The average book yield of our total investment portfolio was 3.0% at December 31, 2014 and 3.3% at December 31, 2013. The decrease in our average book yield is principally driven by the greater percentage of our assets being held in lower yielding cash and cash equivalents as of December 31, 2014 versus the prior year end.

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

        On November 4, 2013, we entered into an amendment to our 2012 Credit Facility. The amendment, which was effective beginning with the quarter ended September 30, 2013, suspends certain financial covenants, including the consolidated leverage and debt service ratios, replacing them with total debt to capitalization and minimum liquidity ratios. As of December 31, 2014, and throughout the entire amendment period, we were in compliance with all financial covenants, as amended. These new financial covenants terminated December 31, 2014 and effective January 1, 2015 the original financial covenants were reinstated.

        In connection with the amendment, we had prepaid all scheduled 2013 and 2014 principal payments, including the final 2013 payment due December 31, 2013 of $3.6 million and all 2014 scheduled payments totaling $14.3 million. We also paid fees and expenses of approximately $0.5 million in 2013.

        As a result of the recent subsidiary sale activity, under the 2012 Credit Facility, we have 12 months from receipt of the proceeds to either reinvest those proceeds or make a principal prepayment. If the proceeds are not reinvested, we would need to make prepayments totaling approximately $38 million by February 2016. We have elected to prepay $55 million on March 31, 2015, which will fulfill this obligation and provide additional restricted payment flexibility under the 2012 Credit Facility. We are required to ratably apply this prepayment and any other future prepayments through the remaining scheduled repayments which would change the amount of the quarterly and bullet payments through 2017.

        Our obligations under the Credit Agreement are secured by a first priority security interest in 100% of the capital stock of our material subsidiaries and are also guaranteed by certain of our subsidiaries.

        The 2012 Credit Facility bears interest at rates equal to, at our election, LIBOR or the base rate, plus an applicable margin that varies based on our consolidated leverage ratio from 1.75% to 2.50%, in the case of LIBOR loans, and from 0.75% to 1.50% in the case of base rate loans. Effective December 31, 2014, the interest rate on the term loan portion of the 2012 Credit Facility was 2.76% based on a spread of 2.50% above LIBOR.

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

  •
  policy-related liabilities and benefit expense recognition;

  •
  deferred policy acquisition costs;

  •
  goodwill and other intangible assets;

  •
  investment valuation;

  •
  recognition of premium revenues and policy benefits—Medicare products; and

  •
  income taxes.

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

        The following table presents a summary of our policy-related liabilities by category at December 31 (dollars in thousands):

	Direct & Assumed				Net of Reserves Ceded to Reinsurers
		% of Total Policy Liabilities		% of Total Policy Liabilities
Liability Type	2014		2013		2014	2013
Reserves and other policy liabilities—life	$514,440	46%	$532,077	46%	$26,520	$23,325
Reserves for future policy benefits—health	453,784	41%	462,832	40%	325,426	329,255
Policy and contract claims—health	147,561	13%	166,545	14%	141,058	160,851

Total policy liabilities	$1,115,785	100%	$1,161,454	100%	$493,004	$513,431

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

        Our net retained reserves for life insurance products were $26.5 million, or 5% of our direct and assumed reserves for life insurance products, as of December 31, 2014. Our net retained reserves for life insurance products were $23.3 million, or 4% of our direct and assumed reserves for life insurance products, as of December 31, 2013.

  Reserves for future policy benefits—health

        Reserves for future policy benefits—health represents the present value of estimated future benefits to be paid to or on behalf of policyholders, less the future value of net premiums. We calculate this amount based on actuarially recognized methods using morbidity and mortality tables.

        For our fixed benefit accident and sickness and our long-term care products, we establish a reserve for future policy benefits at the time we issue each policy based on the present value of future benefit payments less the present value of future premiums. We have ceased issuing new long-term care policies, although our current policies are renewable annually at the discretion of the policyholder, as evidenced by the policyholder continuing to make premium payments. At policy issuance, these reserves are recognized on a net level premium method based on interest rates, mortality, morbidity, and maintenance expense assumptions. Interest rates are based on our expected net investment returns on the investment portfolio supporting the reserves for these blocks of business. Mortality, a measure of expected death, and morbidity, a measure of health status, assumptions are based on published actuarial tables, modified based upon actual experience. The assumptions used to determine the liability for future policy benefits are established and locked in at the time each contract is issued and only change if our expected future experience deteriorates to the point that the level of the liability, together with the present value of future gross premiums, are not adequate to provide for future expected policy benefits and maintenance costs (i.e. the loss recognition date). Because these policies have long-term claim payout periods, there is a greater risk of significant variability in claims costs, either positive or negative. We perform loss recognition tests at least annually in the fourth quarter, and more frequently if adverse events or changes in circumstances indicate that the level of the liability, together with the present value of future gross premiums, may not be adequate to provide for future expected policy benefits and maintenance costs.

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

  Policy and contract claims—health

        The policy and contract claims liability for our health policies include a liability for unpaid claims, including claims in the course of settlement, as well as a liability for IBNR claims. Our liability for policy and contract claims—health by major product grouping is as follows:

	Carrying Value at December 31,
	Direct and Assumed				Net of Reserves Ceded to Reinsurers
Policy and contract claims—health	2014	% of Total Policy Liabilities	2013	% of Total Policy Liabilities	2014	2013
	($ in thousands)
Medicare Advantage—HMO	$47,072	4%	$47,152	4%	$47,039	$47,149
Medicare Advantage—PFFS	47,524	5%	73,117	6%	47,524	73,117
Medicaid—Total Care	13,583	1%	9,550	1%	13,583	9,550
Traditional—Medicare supplement	14,323	1%	14,506	1%	10,900	11,429
Traditional—Specialty health	13,690	1%	13,301	1%	11,003	10,687
APS Healthcare	11,369	1%	8,919	1%	11,009	8,919

Total policy and contract claims—health	$147,561	13%	$166,545	14%	$141,058	$160,851

        The following factors can affect these reserves and liabilities:

  •
  economic and social conditions;

  •
  inflation;

  •
  hospital and pharmaceutical costs;

  •
  changes in doctrines of legal liability;

  •
  premium rate increases;

  •
  extra-contractual damage awards; and

  •
  other factors affecting healthcare and insurance generally.

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

        We develop our estimate for IBNR using actuarial methodologies and assumptions, primarily based upon historical claim payment and claim receipt patterns, as well as historical medical cost trends. Depending on the period for which we are estimating incurred claims, we apply a different method in determining our estimate. For aged service months (more than two or three months prior to the valuation date, depending on type of business), the key assumption we use in estimating our IBNR is that the completion factor pattern, adjusted for known changes in claim inventory levels and claim payment processes, remains consistent over a specified rolling period. This period, ranging from three to twelve months, is dependent on the type of business with respect to which we are estimating reserves or liabilities. Completion factors result from the calculation of the percentage of claims incurred during a given period that have historically been adjudicated as of the reporting period. For recent service months (either two or three months, depending on type of business), we estimate the incurred claims primarily from a trend analysis based upon per member per month, known as PMPM, claims trends developed from our historical experience in the preceding months, adjusted for known changes in estimates of recent hospital and drug utilization data, provider contracting changes, changes in benefit levels, product mix, and seasonality.

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

        Other external factors may impact medical cost trends, such as:

  •
  government-mandated benefits;

  •
  other regulatory changes;

  •
  an aging population;

  •
  natural disasters and other catastrophes; and

  •
  epidemics.

        Factors internal to our company may also affect our ability to accurately predict estimates of historical completion factors or medical cost trends, such as:

  •
  claims processing cycle times;

  •
  changes in medical management practices; and

  •
  changes in provider contracts.

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

        Activity in the liability for policy and contract claims health is as follows:

	For the years ended December 31,
	2014	2013
	(in thousands)
Balance at beginning of year	$166,545	$156,558
Less reinsurance recoverable	(5,694)	(4,811)

Net balance at beginning of year	160,851	151,747

Balances sold	(3,468)	—
Incurred related to:
Current year	1,613,998	1,641,171
Prior year development	(3,754)	5,926

Total incurred	1,610,244	1,647,097

Paid related to:
Current year	1,487,386	1,480,332
Prior year	139,183	157,661

Total paid	1,626,569	1,637,993

Net balance at end of year	141,058	160,851
Plus reinsurance recoverable	6,503	5,694

Balance at end of year	$147,561	$166,545

        The liability for policy and contract claims—health decreased from $166.5 million to $146.9 million during the year ended December 31, 2014. The decrease in the liability was primarily attributable to the decrease in IBNR for our Medicare Advantage business due to lower membership levels, including the effect of the sale of TOOK and SCOK.

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

        The claim reserve balances at December 31, 2013 settled during 2014 for $3.8 million less than originally estimated. This prior year development represents 0.2% of the incurred claims recorded in 2013.

        The claim reserve balances at December 31, 2012 settled during 2013 for $5.9 million more than originally estimated. This prior year development represents less than 0.4% of the incurred claims recorded in 2012.

  Sensitivity Analysis

        The following table illustrates the sensitivity of our health IBNR payable at December 31, 2014 to identified reasonably possible changes to the estimated weighted average completion factors and healthcare cost trend rates. However, it is possible that the actual completion factors and healthcare cost trend rates will develop differently from our historical patterns and therefore could be outside of the ranges illustrated below.

Completion Factor(1):		Claims Trend Factor(2):
(Decrease) Increase in Factor	Increase (Decrease) in Net Health IBNR	(Decrease) Increase in Factor	(Decrease) Increase in Net Health IBNR
($ in thousands)
–3%	$380	–3%	$(5,121)
–2%	253	–2%	(3,414)
–1%	126	–1%	(1,707)
1%	(128)	1%	1,705
2%	(254)	2%	3,411
3%	(381)	3%	5,116

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

  Deferred Policy Acquisition Costs

        In accordance with ASU 2010-26, we defer costs of acquiring new business that are directly related to the successful acquisition or renewal of insurance contracts including the following:

  •
  incremental direct costs of a successful contract acquisition, such as non-level commissions; and

  •
  portions of employee salaries and benefits directly related to time spent performing specified acquisition activities for a contract that has been acquired;

  •
  other costs directly related to the specified acquisition activities that would not have been incurred had that contract acquisition transaction not occurred; and

  •
  advertising costs meeting the capitalization criteria for direct- response advertising.

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

        We test for the recoverability of DAC at least annually. To the extent that we determine that the present value of future policy premiums and investment income or the net present value of expected gross profits would not be adequate to recover the unamortized costs, we would write off the excess deferred policy acquisition costs. Based on our annual tests, we determined that DAC was recoverable in 2014 and 2013.

  Goodwill and other intangible assets

        Goodwill.    Goodwill represents the amount of the purchase price in excess of the fair values assigned to the underlying identifiable net assets of acquired businesses. Goodwill is not amortized, but is subject to an annual impairment test. ASC 350, Goodwill and Other Intangible Assets, requires that goodwill balances be reviewed for impairment at the reporting unit level at least annually or more frequently if events occur or circumstances change that would indicate that a triggering event, as defined in ASC 350, has occurred. A reporting unit is defined as an operating segment or one level below an operating segment. Our reporting units are equivalent to our operating segments. We have goodwill assigned to our Medicare Advantage reporting unit. The goodwill related to the acquisition of APS Healthcare was included in our Corporate & Other segment prior to being written off in 2013.

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

        We estimate the fair values of our reporting units using discounted cash flows or other indications of fair value, which include assumptions about a wide variety of internal and external factors. Significant assumptions used in the impairment analysis include financial projections of cash flow (including significant assumptions about operations and target capital requirements), long term growth rates for determining terminal value, and discount rates. Forecasts and long term growth rates used for our reporting units are consistent with, and use inputs from, our internal long term business plan and strategy. During our forecasting process, we assess revenue trends, medical cost trends, operating cost levels and target capital levels. Significant factors affecting these trends include changes in membership, premium yield, medical cost trends, contract renewal expectations and the impact and expectations of regulatory environments.

        Although we believe that the financial projections used are reasonable and appropriate, the use of different assumptions and estimates could materially impact the analysis and resulting conclusions. In addition, due to the long term nature of the forecasts there is significant uncertainty inherent in those projections. That uncertainty is increased by the impact of healthcare reforms as discussed in Item 1, "Business—Regulation." For additional discussions regarding how the enactment or implementation of healthcare reforms and how other factors could affect our business and the related long term forecasts, see Item 1A, "Risk Factors" in Part I of this Annual Report on Form 10-K.

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

        Changes in the carrying amounts of goodwill and intangible assets with indefinite lives (primarily trademarks and licenses) are shown below:

				Corporate & Other(2)
	Total, Net	Medicare Advantage(1)	Medicaid(1)	Gross	Accumulated write-offs	Net
	(in thousands)
Balance, January 1, 2013	$242,942	$77,459	$—	165,483	$—	$165,483
Acquisitions(3)	67	—	67	—	—	—
Impairments(4)	(164,757)	—	—	—	(164,757)	(164,757)
Adjustments	(726)	—	—	(726)	—	(726)

Balance, December 31, 2013	77,526	77,459	67	164,757	(164,757)	—
Dispositions(5)	(4,198)	(4,198)	—	—	—	—
Adjustments(6)	(67)	—	(67)	—	—	—

Balance, December 31, 2014	$73,261	$73,261	$—	$164,757	$(164,757)	$—

(1)
Represents both gross and net goodwill balances.

(2)
The goodwill in our Corporate & Other segment is associated with our APS Healthcare reporting units.

(3)
Represents goodwill recorded in connection with our December 1, 2014 acquisition of the assets of Total Care. See Note 5—Business Combinations.

(4)
Represents goodwill impairment charge related to APS Healthcare. See further discussion below.

(5)
Represents goodwill disposed of in connection with the sale of TOOK and SCOK of $3.8 million and $0.4 million, respectively. See Note 5—Business Combinations.

(6)
Represents a Total Care acquisition accounting adjustment to increase our estimated fair value of the provider networks with a corresponding adjustment to eliminate goodwill.

        During the quarter ended December 31, 2014, we performed our annual assessment of goodwill based on information as of October 1, 2014. We determined based on our "Step 1" impairment test that our estimated fair value of our Medicare Advantage reporting unit was in excess of its carrying value by 70%. We do not have goodwill assigned to any other reporting units.

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

        Additionally, during the fourth quarter of 2013, certain events occurred and circumstances changed which indicated that it was more likely than not that goodwill for APS Healthcare was further impaired, including the following:

  •
  We learned that the APS Puerto Rico Contract, which represents a significant portion of APS Healthcare's historical revenue, would terminate effective June 30, 2014 as a result of a new request for proposal, or RFP, being issued that would integrate behavioral health services and physical health services into one managed care contract. Additionally, the Commonwealth of Puerto Rico continues to experience deterioration in its economic environment and certain of the major rating agencies cut Puerto Rico's credit rating to junk status. In addition, we began to experience an increase in the cost of care of our Puerto Rico managed behavioral health business, which reduced the profitability of that business. We evaluated opportunities to participate in the new RFP but there could be no assurance that we would be successful, which, if we were not successful would end our participation in the Mi Salud program.

  •
  We learned that APS Healthcare was not going to be awarded a previously anticipated contract.

  •
  We learned that the anticipated membership to be serviced in another contract was significantly reduced; thereby lowering the future expected cash flows of that contract.

  •
  Substantially all of the services APS Healthcare had provided to Universal American's affiliates were discontinued. The affiliates replaced those services with their own direct staff.

        We incorporated the impact of the above items into our projections for APS Healthcare for our annual assessment of goodwill as of October 1, 2014, that included lowered expectations for future revenue growth and new business development. Based on the results of the step one impairment test, we determined that as of October 1, 2013 the carrying value of APS Healthcare exceeded its fair value. We then proceeded to the second step of the impairment test to estimate the implied fair value of the APS Healthcare goodwill. Based on the October 1, 2013 step two analysis, the carrying amount of the APS Healthcare goodwill exceeded its implied fair value, resulting in a pre-tax impairment charge of $73.0 million, representing the remaining goodwill for APS Healthcare. A portion of the goodwill was taxable, resulting in a tax benefit of approximately $0.9 million. Separately, we determined that the identified amortizing intangibles and other fixed assets were not fully recoverable and recorded additional impairments of $16.1 million and $8.5 million, respectively.

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

        During our review of recoverability of amortizing intangible assets in the fourth quarter of 2013, we determined that undiscounted cash flows from our APS Healthcare reporting unit were less than the carrying value of our related APS Healthcare amortizing intangible assets, indicating that they were no longer fully recoverable and recorded an impairment charge. There were no other impairments of our amortizing intangible assets during 2014 or 2013. See additional discussion at Note 8—Goodwill and Other Intangible Assets in the Notes to Consolidated Financial Statements.

  Investment Valuation

        We have engaged an investment advisor to manage a portion of our portfolio, perform investment accounting and provide valuation services. Securities prices are obtained by the advisor from independent pricing vendors, which are chosen based on their ability to support and price specified asset classes following the procedures outlined in the valuation policy reviewed and approved by us. The following are examples of typical inputs used by third party pricing vendors:

  •
  reported trades;

  •
  benchmark yields;

  •
  issuer spreads;

  •
  bids;

  •
  offers; and

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

        The investment advisor uses their own rules-based pricing system to evaluate the prices it receives from various pricing vendors to ensure the data adheres to certain vendor-to-vendor and day-to-day variance tolerances. Exceptions to the rules are monitored, investigated and challenged, as needed. We review and test the security pricing procedures used to value our fixed maturity portfolio on an ongoing basis. Our procedures include review of the investment valuation policy and understanding of the procedures used to obtain investment valuations and review of pricing controls at our investment advisor, including their Statements on Standards for Attestation Engagements 16 controls review report. We also test the prices provided by the advisor monthly by comparing the data to another independent pricing source and monitoring the change in prices from month to month and upon sale of the security. Significant changes or variances are investigated and explained. During the year ended December 31, 2014, we did not modify any price provided by the advisor.

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

        The evaluation of impairment is a quantitative and qualitative process, which is subject to risks and uncertainties and is intended to determine whether we should recognize declines in the fair value of investments in current period earnings. The principal risks and uncertainties are:

  •
  changes in general economic conditions;

  •
  the issuer's financial condition or near term recovery prospects;

  •
  the effects of changes in interest rates or credit spreads; and

  •
  the recovery period.

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

        We have a security monitoring process overseen by our Investment Committee, consisting of investment and accounting professionals who identify securities that, due to specified characteristics, as described below, we subject to an enhanced analysis on a quarterly basis. We review our fixed maturity securities at least quarterly to determine if an other-than-temporary impairment is present based on specified quantitative and qualitative factors. The primary factors that we consider in evaluating whether a decline in value is other- than-temporary are:

  •
  the length of time and the extent to which the fair value has been or is expected to be less than cost or amortized cost;

  •
  the financial condition, credit rating and near-term prospects of the issuer;

  •
  whether the debtor is current on contractually obligated interest and principal payments; and

  •
  our intent and ability to retain the investment for a period of time sufficient to allow for recovery.

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

        Part A—Hospitalization benefits are provided under Part A. These benefits are financed largely through Social Security taxes. Members are not required to pay any premium for Part A benefits. However, they are still required to pay out-of-pocket deductibles and coinsurance.

        Part B—Benefits for medically necessary services and supplies including outpatient care, doctor's services, physical or occupational therapists and additional home healthcare are provided under Part B. These benefits are financed through premiums paid to the federal government by those eligible members who choose to enroll in the program. The members are also required to pay out-of-pocket deductibles and coinsurance.

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

        Membership.    We analyze the membership for our Medicare HMO, PPO and Network PFFS plans (collectively, the "Plans") in our administrative system and reconcile to the enrollment provided by CMS. There are timing differences between the addition of a member to our administrative system and the approval, or accretion, of the member by CMS. Additionally, the monthly payments from CMS include adjustments to reflect changes in the status of membership as a result of retroactive terminations, additions, whether CMS is secondary to other insurance coverage or other changes. Current period membership, net premium, CMS subsidies and claims expense are adjusted to reflect retroactive changes in membership.

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

        Coverage Gap Discount Program.    We receive advance payments from CMS as subsidies for members of our Plans with Part D coverage who reach the coverage gap. The Medicare Coverage Gap Discount Program, or CGDP, makes manufacturer discounts available to eligible Medicare members receiving applicable, covered Part D drugs, while in the coverage gap. In general, the discount on each applicable covered Part D drug is fifty percent of an amount equal to the negotiated price. Members will continue to receive these discounts and they will grow until the coverage gap is closed in 2020.

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

        For members of our PFFS Plans with Part D benefits, CMS makes prospective monthly catastrophic reinsurance payments to the Plans based on estimated average reinsurance payments to other Medicare Advantage—Prescription Drug (MA-PD) Plans that provide Part D benefits. Based upon the current guidelines from CMS, these Plans are at risk for the variance between their actual expense and the CMS payments. As a result, we do not follow deposit accounting for these payments.

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

        Stipulated minimum MLRs—Beginning in 2014, the ACA stipulates a minimum medical loss ratio, or MLR, of 85% for Medicare Advantage plans. This MLR takes into account benefit costs, quality initiative expenses, the ACA fee and taxes. Financial and other penalties may result from failing to achieve the minimum MLR ratio. For the year ended December 31, 2014 our Medicare Advantage plans exceeded the minimum MLR, as defined by CMS.

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

        In accordance with ASC Topic 740-10, Income Taxes (ASC 740), a valuation allowance is deemed necessary when, based on the weight of all the available evidence, it is more likely than not (a likelihood of more than 50%) that some portion or all of a deferred tax asset will not be realized. The future realization of the tax benefit depends on the existence of sufficient taxable income within the carryback and carryforward periods.

        In our consideration of all the available evidence, we provided more weight to evidence that was more objectively verifiable. In 2014, significant weight was given to our cumulative income/loss position. Our cumulative loss position at December 31, 2014 was due in large part to the recognition of cumulative ACO expenditures in excess of cumulative revenues for the 2013 and 2014 program years, the recognition of significant legal/settlement costs related to our non-core businesses, primarily APS Healthcare and Traditional Insurance and the recognition of the APS Healthcare goodwill impairment in 2013. While the Company is in a cumulative net loss position over the last three years from a financial reporting perspective, the Company has cumulative pre-tax income over the same period, after these adjustments are made, as shown in the following table:

		For the years ended December 31,
	Three Year Cumulative (Loss) income
		2014	2013	2012
	(in thousands)
Pretax (loss) income	$(159,528)	$(33,926)	$(203,236)	$77,634
Adjustments:
APS Healthcare goodwill impairment	164,757	—	164,757	—
ACO losses	94,051	30,809	41,588	21,654
Legal/settlement costs	35,047	28,824	6,223	—

Adjusted pretax income	$134,327	$25,707	$9,332	$99,288

        We believe that the negative evidence of our cumulative loss is not indicative of future projected income or our ability to realize the deferred tax assets existing as of December 31, 2014. The remaining deferred tax assets, for which a valuation allowance was not established, relate to amounts that can be realized through future reversals of existing taxable temporary differences, prudent and feasible tax planning strategies and the Company's estimates of future taxable income. Any 2014 U.S. tax losses can be carried back to 2012 subject to certain limitations.

        The significant acquired tax attributes that create deferred tax assets include net operating loss and foreign tax credit carryforwards. To use the foreign tax credit carryforwards, two conditions must be met. There must be foreign source income and there must be taxable income after application of any loss carryforwards. Based upon reversing timing items and projected income we expect taxable income to be sufficient to utilize the entire operating loss carryforward. However, we do not expect to have sufficient foreign source income to fully utilize the acquired foreign tax credit carryforwards. Consequently, we established a valuation allowance of $0.8 million against the foreign tax credit carryforwards as of December 31, 2014.

Federal Income Taxation of the Company

        For the year ended December 31, 2014, we will file a consolidated federal income tax return that includes most corporate subsidiaries but excludes any subsidiary that qualifies as a life insurance company or is taxed as a partnership under the Internal Revenue Code, as well as our subsidiaries domiciled in Puerto Rico. Subsidiaries that qualify as life insurance companies and partnerships will file separate federal income tax returns and the Puerto Rico subsidiaries will file tax returns in Puerto Rico. We will include the taxable income or loss from a subsidiary taxed as a partnership in the tax return of its corporate owner.

        We carried valuation allowances on our deferred tax assets of $15.5 million at December 31, 2014 and, as reclassified, $11.3 million at December 31, 2013, primarily related to foreign tax credit carryforwards that we acquired in connection with our purchase of APS Healthcare in 2012, deferred tax assets of APS Healthcare's Puerto Rico subsidiaries, state net operating loss carryforwards and deferred income tax assets for various states.

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

        At December 31, 2014, we had unrecognized tax benefits of $0.8 million, net of federal income tax, primarily related to refund claims filed in various state jurisdictions during 2010 and various pre-acquisition benefits related to APS Healthcare. During the years ended December 31, 2014, 2013 and 2012, we recognized $0.7 million, $1.3 million and $8.9 million, respectively, of refund claims filed in 2010.

        We recognize interest and penalties related to unrecognized tax benefits in federal and state tax expense. During the year ended December 31, 2014, we recognized no such interest expense and penalties. During the years ended December 31, 2013 and 2012, we recognized $0.5 million and $0.6 million, respectively, of interest expense and penalties.

        During the third quarter of 2014, the Internal Revenue Service issued updated tax regulations regarding the deduction and capitalization of expenditures related to tangible property. These regulations provide additional guidance on the application of IRC Sections 1.62(a), 263(a), 167 and 168. We have reviewed our tax policies and methods related to the capitalization and expensing of fixed assets, repairs and other expenditures related to these updated tax regulations. Our assessment indicates that its current tax methods appear to be materially consistent with the updated regulations. At this time we do not intend to request any accounting method changes that would require any material IRC Section 481(a) adjustments for tax year 2014. Additionally, the changes in the regulations are not expected to result in any material decrease or increase of our reserve for uncertain tax positions as required by ASC 740.

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

        The sensitivity analysis of interest rate risk assumes an instantaneous shift in a parallel fashion across the yield curve, with scenarios of interest rates increasing and decreasing 100 and 200 basis points from their levels as of December 31, 2014, and with all other variables held constant. The following table summarizes the impact of the assumed changes in market interest rates at December 31, 2014. Due to the current low interest rate environment, when estimating the effect of market interest rate decreases on fair value we have set an interest rate floor of 0% and have not allowed interest rates to go negative.

December 31, 2014	Effect of Change in Market Interest Rates on Fair Value of Fixed Income Portfolio as of December 31, 2014
Fair Value of Fixed Income Portfolio	200 Basis Point Decrease	100 Basis Point Decrease	100 Basis Point Increase	200 Basis Point Increase
(in millions)
$845.5	$49.1	$28.7	$(31.0)	$(61.9)

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

        The sensitivity analysis of interest rate risk assumes scenarios involving increases or decreases in LIBOR of 100 and 200 basis points from their levels as of and for the year ended December 31, 2014, and with all other variables held constant. The following table summarizes the impact of changes in LIBOR. Due to the current low interest rate environment, when estimating the effect of LIBOR decreases on pre-tax income, we have set an interest rate floor of 0% and have not allowed LIBOR to go negative.

			Effect of Change in LIBOR on Pre-tax Income for the year ended December 31, 2014
		Weighted Average Balance Outstanding
Description of Floating Rate Debt	Weighted Average Interest Rate		200 Basis Point Decrease(1)	100 Basis Point Decrease(1)	100 Basis Point Increase	200 Basis Point Increase
		(in millions)
Loan payable	2.70%	$103.4	$0.2	$0.2	$(1.0)	$(2.1)

(1)
The LIBOR rate from January to December on our Loan payable was approximately 20 basis points and, for the purposes of this illustration, decreases in monthly rates over this period have been limited to this rate.

        We have floating rate debt outstanding of $103.4 million as of December 31, 2014, which is exposed to rising interest rates. In addition, we had approximately $128.0 million of cash and cash equivalents as of December 31, 2014. Our exposure to rising interest costs on our debt would be partially mitigated by the increase in net investment income on our cash and cash equivalents.

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

Evaluation of Effectiveness of Controls

        An evaluation was carried out under the supervision and with the participation of the Company's management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2014. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2014, at a reasonable assurance level, to timely alert management to material information required to be included in our periodic filings with the Securities and Exchange Commission.

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

        Management assessed our internal control over financial reporting as of December 31, 2014, the end of our fiscal year. Management based its assessment on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework). Based on our assessment, we determined that, as of December 31, 2014, the Company's internal control over financial reporting was effective based on those criteria.

        The effectiveness of our internal control over financial reporting as of December 31, 2014 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included on page F-3 of our consolidated financial statements included in this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

        There were no changes in our internal controls over financial reporting during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B—OTHER INFORMATION

        None.

 PART III

ITEM 10—DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        The information required by Item 10 is incorporated into Part III of this Annual Report on Form 10-K by reference to our definitive Proxy Statement for the Annual Meeting of Stockholders which is expected to be held on May 28, 2015.

ITEM 11—EXECUTIVE COMPENSATION

        The information required by Item 11 is incorporated into Part III of this Annual Report on Form 10-K by reference to our definitive Proxy Statement for the Annual Meeting of Stockholders which is expected to be held on May 28, 2015.

ITEM 12—SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information required by Item 12 is incorporated into Part III of this Annual Report on Form 10-K by reference to our definitive Proxy Statement for the Annual Meeting of Stockholders which is expected to be held on May 28, 2015.

ITEM 13—CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        The information required by Item 13 is incorporated into Part III of this Annual Report on Form 10-K by reference to our definitive Proxy Statement for the Annual Meeting of Stockholders which is expected to be held on May 28, 2015.

ITEM 14—PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The information required by Item 14 is incorporated into Part III of this Annual Report on Form 10-K by reference to our definitive Proxy Statement for the Annual Meeting of Stockholders which is expected to be held on May 28, 2015.

PART IV

ITEM 15(a)—EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1
Financial Statements

2
Financial Statement Schedules

3
Exhibits

2.1	Agreement and Plan of Merger, dated as of December 30, 2010, by and among Old Universal American, CVS Caremark Corporation and Ulysses Merger Sub, L.L.C. (filed as Exhibit 2.1 to the Company's Registration Statement on Form S-4 filed on March 9, 2011, and incorporated by reference herein).

2.1.1	Amendment to Agreement and Plan of Merger, dated as of March 30, 2011, by and among Old Universal American, CVS Caremark Corporation and Ulysses Merger Sub, L.L.C. (filled as Exhibit 2.4 to the Company's Amendment No. 1 to the Registration Statement on Form S-4 filed on March 31, 2011, and incorporated by reference herein).

2.2	Separation Agreement dated as of December 30, 2010, by and between Old Universal American, Ulysses Spin Corp. and, solely for the limited purposes specified herein, CVS Caremark Corporation (filed as Exhibit 2.2 to the Company's Registration Statement on Form S-4 filed on March 9, 2011, and incorporated by reference herein).

2.2.1	Amendment to Separation Agreement, dated as of March 8, 2011, by and among Old Universal American, the Company and, solely for the limited purposes specified herein, CVS Caremark Corporation (filed as Exhibit 2.3 to the Company's Registration Statement on Form S-4 filed on March 9, 2011, and incorporated by reference herein).

2.3	Agreement and Plan of Merger, dated as of January 11, 2012, by and among Universal American Corp., APS Merger Sub, Inc., Partners Healthcare Holdings, L.P. and Partners Healthcare Solutions, Inc. (filed as Exhibit 2.1 to the Company's Current Report on Form 8-K filed on January 18, 2012, and incorporated by reference herein).

3.1		Amended and Restated Certificate of Incorporation of the Company (filed as Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the Commission on May 4, 2011, and incorporated by reference herein).

3.2		Amended and Restated By-Laws of the Company (filed as Exhibit 3.2 to the Company's Current Report on Form 8-K filed with the Commission on May 4, 2011, and incorporated by reference herein).

4.1		Certificate of Designation of the Series A Mandatorily Redeemable Preferred Shares (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K filed on March 4, 2011, and incorporated by reference herein).

4.2		Certificate of Amendment to Certificate of Designation of the Series A Mandatorily Redeemable Preferred Shares (filed as Exhibit 4.1.2 to the Company's Registration Statement on Form S-4 filed on August 2, 2011, and incorporated by reference herein).

4.3		Registration Rights Agreement dated as of March 2, 2012, between Universal American Corp. and Partners Healthcare Solutions Holdings, L.P. (filed as Exhibit 4.2 to the Company's Current Report on Form 8-K filed on March 8, 2012 and incorporated by reference herein).

4.4		Letter Agreement dated March 2, 2012 between Universal American Corp. and Partners Healthcare Solutions Holdings, L.P. (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on March 8, 2012 and incorporated by reference herein).

10.1		Employment Agreement dated July 30, 1999, between Old Universal American and Richard A. Barasch (filed as Exhibit D to Old Universal American's Current Report on Form 8-K/A dated March 14, 2001, and incorporated by reference herein).

10.2		Employment Agreement dated July 30, 1999, between Old Universal American and Robert Waegelein (filed as Exhibit E to the Old Universal American's Current Report on Form 8-K/A dated March 14, 2001, and incorporated by reference herein).

10.2.1		Amendment to Employment Agreement, dated as of April 29, 2011, between Old Universal American and Robert Waegelein (filed as Exhibit 10.2.2 to the Company's Registration Statement on Form S-4 filed on July 15, 2011, and incorporated by reference herein).

10.3		Employment Agreement dated March 9, 2004, by and among the Old Universal American, Heritage Health Systems, Inc. and Theodore M. Carpenter, Jr. (filed as Exhibit 10.18 to Old Universal American's Current Report on Form 8-K dated January 18, 2007, and incorporated by reference herein).

10.4		Employment Agreement dated July 8, 2010 by and between Universal American Corp. and Anthony Wolk (filed as Exhibit 10.4 to the Company's Annual Report on Form 10-K filed on March 6, 2013 and incorporated by reference herein).

10.5	*	Employment Agreement dated March 4, 2013 by and between Universal American Corp. and Erin Page.

10.6	*	Employment Agreement dated September 27, 2012 by and between Universal American Corp. and Steven H. Black.

10.7		Universal American Corp. 2011 Omnibus Equity Award Plan (filed as Exhibit 10.2 to the Company's Amendment No. 1 to the Registration Statement on Form S-4 filed on March 31, 2011, and incorporated by reference herein).

10.8		Form of Universal American Corp. 2011 Omnibus Equity Award Plan Employee Nonqualified Option Award Agreement (filed as Exhibit 10.4 to the Company's Registration Statement on Form S-4 filed on July 15, 2011, and incorporated by reference herein).

10.9	*	Form of Universal American Corp. 2011 Omnibus Equity Award Plan Employee Restricted Stock Award Agreement

10.10		Indemnity Reinsurance Agreement between American Exchange Life Insurance Company (Ceding Company) and Commonwealth Annuity and Life Insurance Company (Reinsurer) effective as of April 1, 2009 (filed as Exhibit 10.2 to Old Universal American's Quarterly Report on Form 10-Q filed on October 30, 2009, and incorporated by reference herein).

10.11		Indemnity Reinsurance Agreement between Marquette National Life Insurance Company (Ceding Company) and Commonwealth Annuity and Life Insurance Company (Reinsurer) effective as of April 1, 2009 (filed as Exhibit 10.3 to Old Universal American's Quarterly Report on Form 10-Q filed on October 30, 2009, and incorporated by reference herein).

10.12		Indemnity Reinsurance Agreement between Pennsylvania Life Insurance Company (Ceding Company) and Commonwealth Annuity and Life Insurance Company (Reinsurer) effective as of April 1, 2009 (filed as Exhibit 10.4 to Old Universal American's Quarterly Report on Form 10-Q filed on October 30, 2009, and incorporated by reference herein).

10.13		Indemnity Reinsurance Agreement between American Pioneer Life Insurance Company (Ceding Company) and Commonwealth Annuity and Life Insurance Company (Reinsurer) effective as of April 1, 2009 (filed as Exhibit 10.5 to Old Universal American's Quarterly Report on Form 10-Q filed on October 30, 2009, and incorporated by reference herein).

10.14		Indemnity Reinsurance Agreement between American Progressive Life and Health Insurance Company of New York (Ceding Company) and First Allmerica Financial Life Insurance (Reinsurer) effective as of April 1, 2009 (filed as Exhibit 10.6 to Old Universal American's Quarterly Report on Form 10-Q filed on October 30, 2009, and incorporated by reference herein).

10.15		Indemnity Reinsurance Agreement between The Pyramid Life Insurance Company (Ceding Company) and Commonwealth Annuity and Life Insurance Company (Reinsurer) effective as of April 1, 2009 (filed as Exhibit 10.7 to Old Universal American's Quarterly Report on Form 10-Q filed on October 30, 2009, and incorporated by reference herein).

10.16		Indemnity Reinsurance Agreement between Union Bankers Insurance Company (Ceding Company) and Commonwealth Annuity and Life Insurance Company (Reinsurer) effective as of April 1, 2009 (filed as Exhibit 10.8 to Old Universal American's Quarterly Report on Form 10-Q filed on October 30, 2009, and incorporated by reference herein).

10.17		Tax Matters Agreement, dated April 29, 2011, by and among the Company, Old Universal American and CVS Caremark Corporation (filed as Exhibit 10.2 to the Company's Current Report on Form 8-k filed on May 5, 2011, and incorporated by reference herein).

10.18		Credit Agreement, dated as of March 2, 2012, by and among Universal American Corp., each lender from time to time party thereto, Bank of America, N.A., as Administrative Agent, Swing Line Lender and an L/C Issuer and Merrill Lynch, Pierce, Fenner & Smith Incorporated, Fifth Third Bank, Sun Trust Bank and U.S. Bank National Association as Joint Lead Arrangers, Joint Book Managers and Co-Syndication Agents (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed on March 8, 2012 and incorporated by reference herein).

10.19		First Amendment to Credit Agreement, dated as of November 4, 2013, by and among Universal American Corp., each lender from time to time party thereto, Bank of America, N.A., as Administrative Agent, Swing Line Lender and an L/C Issuer and Merrill Lynch, Pierce, Fenner & Smith Incorporated, Fifth Third Bank, Sun Trust Bank and U.S. Bank National Association as Joint Lead Arrangers, Joint Book Managers and Co-Syndication Agents (filed as Exhibit 10.18 to the Company's Quarterly Report on Form 10-Q filed on November 7, 2013 and incorporated herein by reference).

12.1	*	Computation of Ratio of Earnings to Fixed Charges.

21.1	*	List of Subsidiaries.

23.1	*	Consent of Ernst & Young LLP.

31.1	*	Certification of Chief Executive Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	*	Certification of Chief Financial Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1	*	Certification of the Chief Executive Officer and Chief Financial Officer, as required by Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS—XBRL		Instance Document.

101.SCH—XBRL		Taxonomy Extension Schema Document.

101.CAL—XBRL		Taxonomy Extension Calculation Linkbase Document.

101.LAB—XBRL		Taxonomy Extension Label Linkbase Document.

101.PRE—XBRL		Taxonomy Extension Presentation Linkbase Document.

101.DEF—XBRL		Taxonomy Extension Definition Linkbase Document.

*
Filed or furnished herewith.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNIVERSAL AMERICAN CORP.
March 30, 2015	/s/ RICHARD A. BARASCH Richard A. Barasch Chairman of the Board and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the following capacities and on the dates indicated.

Signature	Title	Date

/s/ RICHARD A. BARASCH Richard A. Barasch	Chairman of the Board, Chief Executive Officer and Director (Principal Executive Officer)	March 30, 2015
/s/ ROBERT A. WAEGELEIN Robert A. Waegelein	President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 30, 2015
/s/ SALLY W. CRAWFORD Sally W. Crawford	Director	March 30, 2015
/s/ MATTHEW W. ETHERIDGE Matthew W. Etheridge	Director	March 30, 2015
/s/ MARK K. GORMLEY Mark K. Gormley	Director	March 30, 2015
/s/ MARK M. HARMELING Mark M. Harmeling	Director	March 30, 2015
/s/ PATRICK J. MCLAUGHLIN Patrick J. McLaughlin	Director	March 30, 2015

Signature	Title	Date

/s/ RICHARD C. PERRY Richard C. Perry	Director	March 30, 2015
/s/ THOMAS A. SCULLY Thomas A. Scully	Director	March 30, 2015
/s/ ROBERT A. SPASS Robert A. Spass	Director	March 30, 2015
/s/ GEORGE E. SPERZEL George E. Sperzel	Director	March 30, 2015
/s/ SEAN M. TRAYNOR Sean M. Traynor	Director	March 30, 2015

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

        Other schedules were omitted because they were not applicable.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
Universal American Corp.

        We have audited the accompanying consolidated balance sheets of Universal American Corp. and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive (loss) income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2014. Our audits also included the financial statement schedules listed in the Index at Item 15(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Universal American Corp. and subsidiaries at December 31, 2014 and 2013, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Universal American Corp. and subsidiaries' internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated March 30, 2015 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
New York, New York March 30, 2015

Report of Independent Registered Public Accounting Firm
on Internal Control Over Financial Reporting

The Board of Directors and Stockholders of
Universal American Corp.

        We have audited Universal American Corp. and subsidiaries' internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). Universal American Corp. and subsidiaries' management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

        In our opinion, Universal American Corp. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Universal American Corp. and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive (loss) income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2014 of Universal American Corp. and subsidiaries and our report dated March 30, 2015 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
New York, New York March 30, 2015

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	December 31, 2014	December 31, 2013
ASSETS
Investments:
Fixed maturities available for sale, at fair value (amortized cost: 2014, $816,662; 2013, $913,453)	$845,453	$933,398
Short-term investments	8,994	—
Other invested assets	25,920	22,575

Total investments	880,367	955,973
Cash and cash equivalents	127,985	69,574
Accrued investment income	6,424	7,056
Deferred policy acquisition costs	77,814	90,136
Reinsurance recoverables—life	498,468	520,243
Reinsurance recoverables—health	136,805	142,749
Due and unpaid premiums	55,586	59,383
Present value of future profits and other amortizing intangible assets	14,010	20,331
Goodwill and other indefinite lived intangible assets	73,261	77,526
Deferred income tax asset	18,039	2,762
Income taxes receivable	31,085	45,392
Other assets	105,454	110,541

Total assets	$2,025,298	$2,101,666

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Reserves and other policy liabilities—life	$514,440	$532,077
Reserves for future policy benefits—health	453,784	462,832
Policy and contract claims—health	147,561	166,545
Premiums received in advance	6,093	8,632
Series A mandatorily redeemable preferred shares	40,000	40,000
Loan payable	103,447	103,447
Amounts due to reinsurers	4,196	7,690
Other liabilities	141,312	115,544

Total liabilities	1,410,833	1,436,767

Commitments and contingencies (Note 23)
STOCKHOLDERS' EQUITY
Preferred stock (Authorized: 40 million shares)	—	—
Common stock—voting (Authorized: 400 million shares; issued and outstanding:
2014, 80.4 million shares; 2013, 85.5 million shares)	804	855
Common stock—non-voting (Authorized: 60 million shares; issued and outstanding: 3.3 million shares)	33	33
Additional paid-in capital	667,026	693,329
Accumulated other comprehensive income	12,648	7,329
Retained deficit	(66,046)	(36,647)

Total stockholders' equity	614,465	664,899

Total liabilities and stockholders' equity	$2,025,298	$2,101,666

See notes to consolidated financial statements.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	For the Years Ended December 31,
	2014	2013	2012
Revenues:
Net premium and policyholder fees earned	$1,914,416	$2,001,309	$1,989,813
Net investment income	33,713	36,737	42,397
Fee and other income	93,075	104,657	128,683
Net realized (losses) gains	(1,382)	13,863	16,604

Total revenues	2,039,822	2,156,566	2,177,497

Benefits, claims and expenses:
Claims and other benefits	1,613,576	1,684,596	1,624,553
Change in deferred policy acquisition costs	12,322	12,629	5,418
Amortization of intangible assets	4,870	7,843	8,132
Commissions	29,458	36,250	43,472
Reinsurance commissions and expense allowances	6,656	6,761	6,492
Interest expense	6,214	6,487	6,235
Asset impairment charges	—	189,443	—
Affordable Care Act fee	23,130	—	—
Other operating costs and expenses	359,728	382,191	395,339

Total benefits, claims and expenses	2,055,954	2,326,200	2,089,641

(Loss) income before equity in losses of unconsolidated subsidiaries	(16,132)	(169,634)	87,856
Equity in losses of unconsolidated subsidiaries	(17,793)	(33,602)	(10,222)

(Loss) income before income taxes	(33,925)	(203,236)	77,634
(Benefit from) provision for income taxes	(4,458)	(10,910)	24,601

Net (loss) income	$(29,467)	$(192,326)	$53,033

(Loss) income per common share:
Basic	$(0.35)	$(2.20)	$0.61

Diluted	$(0.35)	$(2.20)	$0.61

Weighted average shares outstanding:
Basic weighted average shares outstanding	83,850	87,402	86,371
Effect of dilutive securities	—	—	277

Diluted weighted average shares outstanding	83,850	87,402	86,648

See notes to consolidated financial statements.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(in thousands)

	For the years ended December 31,
	2014	2013	2012
Comprehensive (loss) income:
Net (loss) income	$(29,467)	$(192,326)	$53,033
Other comprehensive income (loss), net of income taxes:
Unrealized gain (loss) on investments	7,108	(15,111)	33,236
Less: reclassification adjustment for gains included in net (loss) income	822	9,011	10,793

Change in net unrealized gain (loss) on securities available for sale	6,286	(24,122)	22,443
Change in long-term claim reserve adjustment	(967)	2,362	(4,520)

Total other comprehensive income (loss) , net of income taxes	5,319	(21,760)	17,923

Comprehensive (loss) income	$(24,148)	$(214,086)	$70,956

See notes to consolidated financial statements.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(in thousands)

	Common Stock			Accumulated Other Comprehensive Income
			Additional Paid-in Capital		Retained Earnings (Deficit)
	Voting	Non-Voting				Total
Balance at January 1, 2012	$782	$33	$738,029	$11,166	$190,353	$940,363
Net income	—	—	—	—	53,033	53,033
Other comprehensive income	—	—	—	17,923	—	17,923
Net issuance of common stock	5	—	5,865	—	—	5,870
Issuance of shares in connection with the acquisition of APS Healthcare	63	—	74,451	—	—	74,514
Stock-based compensation	—	—	8,953	—	—	8,953
Dividends to stockholders	—	—	—	—	(88,159)	(88,159)

Balance at December 31, 2012	850	33	827,298	29,089	155,227	1,012,497
Net loss	—	—	—	—	(192,326)	(192,326)
Other comprehensive loss	—	—	—	(21,760)	—	(21,760)
Net issuance of common stock	5	—	3,716	—	—	3,721
Stock-based compensation	—	—	4,327	—	—	4,327
Dividends to stockholders	—	—	(142,012)	—	452	(141,560)

Balance at December 31, 2013	855	33	693,329	7,329	(36,647)	664,899
Net loss	—	—	—	—	(29,467)	(29,467)
Other comprehensive income	—	—	—	5,319	—	5,319
Net issuance of common stock	9	—	4,861	—	—	4,870
Stock-based compensation	—	—	4,658	—	—	4,658
Dividends to stockholders	—	—	298	—	68	366
Share retirement	(60)	—	(36,120)	—	—	(36,180)

Balance at December 31, 2014	$804	$33	$667,026	$12,648	$(66,046)	$614,465

See notes to consolidated financial statements.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Years Ended December 31,
	2014	2013	2012
Operating activities:
Net (loss) income	$(29,467)	$(192,326)	$53,033
Adjustments to reconcile net (loss) income to cash provided by (used for) operating activities, net of balances acquired:
Deferred income taxes	(18,247)	(21,288)	8,724
Net realized gains on investments	(1,266)	(13,863)	(16,604)
Realized losses on sale of businesses	2,648	—	—
Amortization of intangible assets	4,870	7,843	8,132
Amortization of debt issuance costs	1,752	1,423	1,162
Net amortization of bond premium	4,837	6,353	6,391
Depreciation expense	7,351	10,932	10,073
Stock based compensation expense	10,047	8,057	9,319
Impairment of fixed assets	—	8,549	415
Asset impairment charge	—	180,862	—
Changes in operating assets and liabilities:
Deferred policy acquisition costs	12,322	12,629	5,418
Reserves and other policy liabilities—life	(17,637)	(15,541)	(14,271)
Reserves for future policy benefits—health	(10,537)	16,869	108
Policy and contract claims—health	(15,517)	9,987	(26,354)
Reinsurance balances	24,225	954	22,008
Due and unpaid/advance premium, net	1,531	(28,446)	(6,867)
Income taxes receivable	15,224	(8,965)	10,414
Other, net	25,019	(47,581)	10,998

Cash provided by (used for) operating activities	17,155	(63,552)	82,099
Investing activities:
Proceeds from sale, maturity, call, paydown or redemption of fixed maturity investments	221,919	606,545	1,381,268
Cost of fixed maturity investments acquired	(138,207)	(365,886)	(1,320,523)
Change in short-term investments	(8,994)	16,993	(16,993)
Purchase of business, net of cash acquired	—	(3,299)	(137,747)
Sale of businesses, net of cash sold	12,882	—	—
Purchase of fixed assets	(5,002)	(5,990)	(10,791)
Other investing activities	(2,848)	(5,018)	(12,289)

Cash provided by (used for) investing activities	79,750	243,345	(117,075)
Financing activities:
Net proceeds from issuance of common and preferred stock, net of tax effect	(994)	370	5,870
Share retirement	(36,180)	—	—
Dividends paid to stockholders	(1,320)	(141,371)	(100,866)
Principal payment on loan payable	—	(28,537)	(18,016)
Proceeds from the issuance of loan payable	—	—	150,000
Payment of debt issue costs	—	(460)	(5,772)

Cash (used for) provided by financing activities	(38,494)	(169,998)	31,216

Net increase (decrease) in cash and cash equivalents	58,411	9,795	(3,760)
Cash and cash equivalents at beginning of year	69,574	59,779	63,539

Cash and cash equivalents at end of year	$127,985	$69,574	$59,779

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

        Through our Medicare Advantage subsidiaries, we sell Medicare Coordinated Care Plan products, which we call HMOs, Medicare Coordinated Care products built around contracted networks of providers, which we call PPOs and Medicare Advantage private fee-for-service products, known as PFFS Plans. During 2014, we sold two of our non-core subsidiaries, Today's Options of Oklahoma, Inc., known as TOOK and SelectCare of Oklahoma, Inc., known as SCOK. For further discussion of this transaction, see Note 5—Business Combinations.

        Our subsidiary, Collaborative Health Systems, LLC, also known as CHS, works with physicians and other healthcare professionals to operate Accountable Care Organizations, or ACOs, under the Medicare Shared Savings Program ("Shared Savings Program"). As of January 1, 2015 we had twenty-four active ACOs in ten states previously approved for participation in the program by the Centers for Medicare & Medicaid Services, known as CMS. Based on data provided by CMS, these twenty-four ACOs currently include approximately 3,800 participating providers with approximately 285,000 assigned Medicare fee-for-service beneficiaries, both within and outside our current Medicare Advantage footprint, including southeast Texas and upstate New York. CHS provides these ACOs with care coordination, analytics and reporting, technology and other administrative capabilities to enable participating providers to deliver better care and lower healthcare costs for their Medicare fee-for-service beneficiaries. During 2014, we reduced the number of our active ACOs based on a variety of factors, including the level of engagement by the physicians in the ACO and the likelihood of the ACO achieving shared savings. We may make further reductions in 2015. The Company provides funding to CHS to support the operating activities of CHS and the ACOs.

        On December 1, 2013, we completed our acquisition of the assets of the Total Care Medicaid managed care plan, known as Total Care. Total Care is a Medicaid health plan in upstate New York, currently serving approximately 40,000 members in Syracuse and surrounding areas. For further discussion of this transaction, see Note 5—Business Combinations.

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

provide the necessary treatment. APS Healthcare operates in the United States and Puerto Rico. On February 4, 2015, we completed the sale of our APS Healthcare Puerto Rico subsidiaries. For further discussion of this transaction, see Note 26—Subsequent Events.

2. BASIS OF PRESENTATION

        We have prepared the accompanying Consolidated Financial Statements in conformity with U.S. generally accepted accounting principles, or U.S. GAAP, in accordance with Article 10 of the Securities and Exchange Commission's Regulation S-X, and consolidate the accounts of Universal American and its subsidiaries at December 31, 2014.

        We have entered into agreements with various healthcare providers to establish ACOs. These ACOs were generally formed as Limited Liability Companies. We own a majority interest in our ACOs but do not consolidate them because we share the power to direct the activities of the ACOs that most significantly impact their performance. Our share of the income of an ACO is generally 50% and our share of losses of an ACO is generally 100%. In the event of losses, we have the right to receive 100% of subsequent profits until our losses are recovered. Any remaining revenue are generally shared at 50%.

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

materially from these estimates. We periodically evaluate our estimates, and as additional information becomes available or actual amounts become determinable, we may revise the recorded estimates and reflect the revisions in our operating results. In our judgment, the accounts involving estimates and assumptions that are most critical to the preparation of our financial statements are policy related liabilities and expense recognition, deferred policy acquisition costs, goodwill and other intangible assets, investment valuation, revenue recognition, and income taxes. There have been no changes in our critical accounting policies during 2014.

        Reclassifications:    Beginning in 2014, in connection with the reporting of minimum medical loss ratios under the Affordable Care Act, we are reporting the costs of quality improvement initiatives in claims and other benefits in the consolidated statements of operations. Historically, these costs were reported in other operating costs and expenses. To maintain consistency with the new reporting classification, for the years ended December 31, 2013 and 2012, we have reclassified quality improvement initiative costs of $28.4 million and $27.3 million, respectively, from other operating costs and expenses to claims and other benefits in our consolidated statements of operations.

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

        As of December 31, 2014 and 2013, we classified all fixed maturity securities as available for sale and carried them at fair value, with the unrealized gain or loss, net of tax, included in accumulated other comprehensive income. We carry short-term investments at cost, which approximates fair value. Other invested assets consist principally of cost-basis equity investments, equity securities, policy loans, mortgage loans and collateral loans. We carry cost-basis equity investments at the lower of cost or fair value and equity securities at fair value. We carry policy loans and mortgage loans at the unpaid principal balance. We carry collateral loans at the underlying value of their collateral which is the cash surrender value of life insurance.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        The fair value for fixed maturity securities is largely determined by third party pricing services. The typical inputs that third party pricing services use are

  •
  reported trades;

  •
  benchmark yields;

  •
  issuer spreads;

  •
  bids;

  •
  offers; and

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

        The evaluation of impairment is a quantitative and qualitative process which is subject to risks and uncertainties and is intended to determine whether we should recognize declines in the fair value of investments in current period earnings. The principal risks and uncertainties are:

  •
  changes in general economic conditions;

  •
  the issuer's financial condition or near term recovery prospects;

  •
  the effects of changes in interest rates or credit spreads; and

  •
  the recovery period.

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

        We have a security monitoring process overseen by our Investment Committee, consisting of investment and accounting professionals who identify securities that, due to specified characteristics, as described below, we subject to an enhanced analysis on a quarterly basis. We review our fixed maturity securities at least quarterly to determine if an other-than-temporary impairment is present based on specified quantitative and qualitative factors. The primary factors that we consider in evaluating whether a decline in value is other-than-temporary are:

  •
  the length of time and the extent to which the fair value has been or is expected to be less than cost or amortized cost;

  •
  the financial condition, credit rating and near-term prospects of the issuer;

  •
  whether the debtor is current on contractually obligated interest and principal payments; and

  •
  our intent and ability to retain the investment for a period of time sufficient to allow for recovery.

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

        Interest Rate Swaps:    Interest rate swaps involve the periodic exchange of cash flows with other parties, at specified intervals, calculated using agreed upon rates and notional principal amounts. We use interest rate swaps from time to time as part of our overall risk management strategy to efficiently reduce the duration, or sensitivity, of our fixed maturity investment portfolio fair value to a rise in interest rates. We terminated all outstanding interest rate swaps during 2013 and had no outstanding interest rate swaps at December 31, 2014, however, we may use interest rate swaps in the future.

        Our swaps are designated as held for managing asset-related risks that do not qualify for hedge treatment. Because the swaps do not meet the criteria for hedge accounting, gains or losses resulting from changes in fair value are recognized currently in earnings. Their fair value is based on the present value of expected net cash flows as determined by the contract rate and the LIBOR forward rate curve on the valuation date. As a component of managing overall interest rate risk, such gains and losses are most appropriately considered in the context of changes in the unrealized gains and losses on the fixed maturity portfolio. The swaps are recorded at fair value in other assets in our consolidated balance sheets.

        Deferred Policy Acquisition Costs:    In accordance with ASU 2010-26, we defer costs that are directly related to the successful acquisition or renewal of insurance contracts including the following

  •
  incremental direct costs of a successful contract acquisition, such as non-level commissions;

  •
  portions of employee salaries and benefits directly related to time spent performing specified acquisition activities for a contract that has been acquired;

  •
  other costs directly related to the specified acquisition activities that would not have been incurred had that contract acquisition transaction not occurred; and

  •
  advertising costs meeting the capitalization criteria for direct- response advertising.

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

        We test for the recoverability of DAC at least annually. To the extent that we determine that the present value of future policy premiums would not be adequate to recover the unamortized costs, we would write off the excess deferred policy acquisition costs. Based on our annual tests, we determined that DAC was recoverable at December 31, 2014 and 2013.

  Goodwill and other intangible assets:

        Goodwill:    Goodwill represents the amount of the purchase price in excess of the fair values assigned to the underlying identifiable net assets of acquired businesses. Goodwill is not amortized, but is subject to an annual impairment test. ASC 350, Goodwill and Other Intangible Assets, requires that

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

goodwill balances be reviewed for impairment at the reporting unit level at least annually or more frequently if events occur or circumstances change that would indicate that a triggering event, as defined in ASC 350, has occurred. A reporting unit is defined as an operating segment or one level below an operating segment. Our reporting units are equivalent to our operating segments. We have goodwill assigned to Medicare Advantage and APS Healthcare reporting units. The goodwill related to the acquisition of APS Healthcare was included in our Corporate & Other segment prior to being written off in 2013.

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

        We estimate the fair values of our reporting units using discounted cash flows or other indications of fair value, which include assumptions about a wide variety of internal and external factors. Significant assumptions used in the impairment analysis include financial projections of cash flow (including significant assumptions about operations and target capital requirements), long term growth rates for determining terminal value, and discount rates. Forecasts and long term growth rates used for our reporting units are consistent with, and use inputs from, our internal long term business plan and strategy. During our forecasting process, we assess revenue trends, medical cost trends, operating cost levels and target capital levels. Significant factors affecting these trends include changes in membership, premium yield, medical cost trends, contract renewal expectations and the impact and expectations of regulatory environments.

        Although we believe that the financial projections used are reasonable and appropriate, the use of different assumptions and estimates could materially impact the analysis and resulting conclusions. In addition, due to the long term nature of the forecasts there is significant uncertainty inherent in those projections. That uncertainty is increased by the impact of healthcare reforms as discussed in Item 1, "Business—Regulation." For additional discussions regarding how the enactment or implementation of healthcare reforms and how other factors could affect our business and the related long term forecasts, see Item 1A, "Risk Factors" in Part I of this Annual Report on Form 10-K.

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

        Amortizing intangible assets:    We must estimate and make assumptions regarding the useful life we assign to our amortizing intangible assets. Set forth below are our annual amortization policies for each

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

of the main categories of amortizing intangible assets which have an unamortized balance at December 31, 2014:

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

        During our review of recoverability of amortizing intangible assets in the fourth quarter of 2013, we determined that undiscounted cash flows from our APS Healthcare reporting unit were less than the carrying value of our related APS Healthcare amortizing intangible assets, indicating that they were no longer fully recoverable and recorded an impairment. There were no other impairments of our amortizing intangible assets during 2014, 2013 or 2012. See additional discussion at Note 8—Goodwill and Other Intangible Assets.

        Medicare Overview:    Medicare is a federal health insurance program that provides Americans age 65 and over, and some disabled persons under the age of 65, certain hospital, medical and prescription drug benefits. The Medicare program consists of four parts, labeled Parts A - D.

        Part A—Hospitalization benefits are provided under Part A. These benefits are financed largely through Social Security taxes. Members are not required to pay any premium for Part A benefits. However, they are still required to pay out-of-pocket deductibles and coinsurance.

        Part B—Benefits for medically necessary services and supplies including outpatient care, doctor's services, physical or occupational therapists and additional home health care are provided under Part B. These benefits are financed through premiums paid to the federal government by those eligible members who choose to enroll in the program. The members are also required to pay out-of-pocket deductibles and coinsurance.

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

        Membership—We analyze the membership for our Medicare HMO, PPO and Network PFFS Plans (collectively, the "Plans") in our administrative system and reconcile to the enrollment provided by CMS. There are timing differences between the addition of a member to our administrative system and the approval, or accretion, of the member by CMS. Additionally, the monthly payments from CMS include adjustments to reflect changes in the status of membership as a result of retroactive terminations, additions, whether CMS is secondary to other insurance coverage or other changes. Current period membership, net premium, CMS subsidies and claims expense are adjusted to reflect retroactive changes in membership.

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

        For members of our PFFS Plans with Part D benefits, CMS makes prospective monthly catastrophic reinsurance payments to the Plans based on estimated average reinsurance payments to other Medicare Advantage—Prescription Drug (MA-PD) Plans that provide Part D benefits. Based upon the current guidelines from CMS, these Plans are at risk for the variance between their actual expense and the CMS payments. As a result, we do not follow deposit accounting for these payments.

        CMS Risk Corridor Provisions for the Part D benefits of our HMO and PPO Plans —Premiums from CMS for members of our HMO and PPO Plans with Part D benefits are subject to risk corridor provisions. The CMS risk corridor calculation compares the target amount of prescription drug costs (limited to costs under the standard coverage as defined by CMS) less rebates in our annual Plan bid (target amount) to actual experience. Variances of more than 5% above the target amount will result in CMS making additional payments to us, and variances of more than 5% below the target amount will require us to refund a portion of the premiums we received to CMS. Risk corridor payments due to or from CMS are estimated throughout the year and are recognized as adjustments to premium revenues

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

and due and unpaid premiums. This estimate requires us to consider factors that may not be certain, including: membership, risk scores, prescription drug events, or PDEs, and rebates. After the close of the annual Plan year, CMS reconciles actual experience to the target amount and any differences are settled between CMS and the Plan.

        Stipulated minimum MLRs—Beginning in 2014, The Patient Protection and Affordable Care Act, or ACA, stipulates a minimum medical loss ratio, or MLR, of 85% for Medicare Advantage plans. This MLR takes into account benefit costs, quality initiative expenses, the ACA fee and taxes. Financial and other penalties may result from failing to achieve the minimum MLR ratio. For the year ended December 31, 2014 our Medicare Advantage plans exceeded the minimum MLR, as defined by CMS.

        Recognition of Premium Revenues and Policy Benefits for our Medicaid Business:    Through Today's Options of New York, Inc., known as TONY, beginning in December 2013, we provide comprehensive health services to certain counties in upstate New York, under the name "Total Care." TONY serves an enrolled population comprised primarily of members of the Medical Assistance Program, known as Medicaid, and also participates in Child Health Plus and, through December 31, 2014, Family Health Plus programs for low-income, uninsured children and adults. We receive monthly premium on a per member basis for each month of a member's term of enrollment that is recognized as earned in the month to which it applies. The premium is calculated using actuarially predetermined premium groups based upon the age, sex and aid category of the member. Premium rates are subject to revision under the provision of the New York State regulation. Adjustments for such revisions are recognized in the fiscal year incurred. With respect to the Medicaid program, Medicaid-eligible persons living in the counties of operation can enroll in TONY. Medicaid and Family Health Plus eligibility is determined by agreement between the individual county's Department of Social Services and the New York State Department of Health. Premiums earned reflect the sum of monthly premium bills submitted by TONY to the New York State Department of Health for eligible enrollees. TONY may also enroll individuals eligible for Child Health Plus and receive monthly premiums for each enrollee.

        TONY contracts with various hospitals, physicians, allied and ancillary providers of service and health centers for the provision of certain medical care services to its members. TONY compensates these providers on a fee- for-service or capitation basis for covered services. All amounts incurred by TONY under the aforementioned contracts are reported in claims and other benefits in our consolidated statements of operations. Estimates of payments to be made on claims reported and estimates of healthcare services rendered but not reported to us are included in policy and contract claims—health in our consolidated balance sheets. We initially establish these reserves based on past experience, and they are continuously reviewed and updated with any related adjustments recorded to current operations.

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

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        The liability for future policy benefits for accident & health policies consists of active life reserves and the estimated present value of the remaining ultimate net cost of incurred claims. Active life reserves consist primarily of unearned premiums and additional contract reserves. At policy issuance, additional contract reserves are recognized on a net level premium method based on interest rates, mortality, morbidity, and maintenance expense assumptions. Interest rates are based on our expected net investment returns on the investment portfolio supporting the reserves for these blocks of business. Mortality, a measure of expected death, and morbidity, a measure of health status, assumptions are based on published actuarial tables, modified based upon actual experience. The assumptions used to determine the liability for future policy benefits are established and locked in at the time each contract is issued and only change if our expected future experience deteriorates to the point that the level of the liability, together with the present value of future gross premiums, are not adequate to provide for future expected policy benefits and maintenance costs (i.e. the loss recognition date).

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

        There is a greater risk of significant variability in claims costs, either positive or negative for policies with long-term claim payout periods.

        We perform loss recognition tests at least annually in the fourth quarter, and more frequently if adverse events or changes in circumstances indicate that the level of the liability, together with the present value of future gross premiums, may not be adequate to provide for future expected policy benefits and maintenance costs.

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

  •
  Active life reserves, or ALR, are established, consisting primarily of unearned premiums and additional contract reserves computed on the net level premium method. Additionally, claim reserves are established for the present value of future payments not yet due on incurred claims,

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

    or PVANYD. Changes in the ALR and the PVANYD, net of reinsurance, are reported in the claims and other benefits line in our consolidated statements of operations.

  •
  Expenses eligible for capitalization as deferred policy acquisition costs, such as commissions in excess of the ultimate commission and underwriting costs for successful contract acquisitions, are capitalized and amortized over the anticipated life of the policy.

        Recognition of Premium Revenues and Policy Benefits for Life Insurance Products:    We have reinsured substantially all of our in- force life insurance and annuity business to the Commonwealth Annuity and Life Insurance Company, known as Commonwealth, and the First Allmerica Financial Life Insurance Company. This arrangement is discussed in more detail in Note 10—Reinsurance. This business is reinsured on a 100% quota share basis. The annuity portion of this reinsurance transaction was subsequently commuted with Commonwealth and reinsured with Athene Re, Ltd. We no longer sell these products. Revenues and benefits are reported net of amounts ceded, and therefore have no effect on our consolidated statements of operations; however, the reinsurance transaction resulted in a gain that was deferred and is being amortized over the estimated remaining life of the ceded business.

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

        Recognition of Revenues—APS Healthcare:    Our APS Healthcare subsidiary provides specialty health services focused on behavioral health benefits, disease and condition management, and quality review and improvement. All of these services are designed to reduce health-related costs and enhance the health and quality of life of the members served. These services are provided to government agencies,

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

such as state Medicaid programs, commercial health plans, employers and unions. APS Healthcare provides these services on either an at-risk basis or an administrative services only, or ASO, basis.

        On an at-risk basis, we participate in various capitation agreements with managed care organizations under which we assume all of the financial risk for mental health care services provided to the respective managed care organization's enrollees residing within a specified geographic area. Revenue for these services is recognized in the period in which the enrollees are entitled to receive such benefits, based on a fixed per member per month fee. Revenue related to such services is recorded as net premium and policyholder fees earned in the consolidated statements of operations. APS Healthcare's contract with the Puerto Rico Medicaid agency to provide managed behavioral health and other services, accounted for a significant portion of APS Healthcare's total revenues. The contract was scheduled to terminate on June 30, 2014, but was extended, by mutual agreement, through March 31, 2015. On February 4, 2015 we completed the sale of our APS Healthcare Puerto Rico subsidiaries. For further discussion of this transaction, see Note 26—Subsequent Events.

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

        Some of our contracts include performance-based terms that provide for the refund of a portion of our fees to the customer if our programs do not achieve a targeted percentage reduction in the customer's healthcare costs and / or improvement in selected clinical and/or other criteria that focus on improving the health of the members, when compared to a baseline year. We perform periodic evaluation of our exposure to such performance-based provisions and record our best estimate of such exposure as a liability and a reduction of revenue. At December 31, 2014, we carried $0.1 million of liabilities related to performance-based provisions included in other liabilities in the accompanying consolidated balance sheets. We anticipate that these liabilities will fluctuate due to the level of performance-based fees in new contracts, the level or extent to which performance-based metrics are utilized or attained and the timing of final data reconciliation, which varies according to contract terms.

        Recognition of Revenues—Accountable Care Organizations:    The Medicare Shared Savings Program, or MSSP, is relatively new and therefore has limited historical experience. This impacts our ability to accurately accumulate and interpret the data available for calculating the ACOs' shared savings. Therefore, we were not able to recognize revenue for the year ended December 31, 2013 until we received the final settlement results from CMS in September 2014. Similarly, we were not able to recognize revenue for the year ended December 31, 2014 in the 2014 financial statements. We expect that revenue, if any, for the program year ended December 31, 2014 will be reported in 2015 when the MSSP revenue is either known or estimable with reasonable certainty. Based on the ACO operating agreements, we bear all costs of the ACO operations until revenue is recognized. At that point, we share in up to 100% of the revenue to recover our costs incurred. Any remaining revenue is generally shared equally with our ACO provider partners.

        Affordable Care Act Fee:    The Patient Protection and Affordable Care Act as amended by the Health Care and Education Reconciliation Act (the Acts) imposes an annual fee on health insurers (the "ACA fee") for each calendar year beginning on or after January 1, 2014. A health insurer's

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

portion of the annual fee is payable no later than September 30 of the applicable calendar year and is not tax deductible. The annual fee for the health insurance industry is allocated to individual health insurers based on the ratio of the amount of an entity's direct premiums written during the preceding calendar year to the amount of health insurance for any U.S. health risk that is written during the preceding calendar year. ASU 2011-06, Other Expenses, Fees Paid to the Federal Government by Health Insurers provides that the liability for the fee should be estimated and recorded in full once the entity provides qualifying health insurance in the corresponding period with a corresponding deferred cost that is to be amortized to expense on a straight-line basis over the applicable calendar year. We record the fee liability in other liabilities and the deferred cost in other assets in the consolidated balance sheets. The related expense is recorded as Affordable Care Act fee in the consolidated statements of operations. At December 31, 2014, the accrued liability and the deferred asset had a balance of $0.

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

        We determine stock-based compensation for non-employees based on guidance contained in ASC 505-50, Equity—Equity-Based Payments to Non- Employees. We expense the fair value of the awards over the vesting period of each award.

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

        The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The following steps are to be applied to achieve this core principle: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when, or as, the entity satisfies a performance obligation.

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

5. BUSINESS COMBINATIONS

  Sale of SelectCare of Oklahoma

        On December 31, 2014, we completed the sale of SCOK to Healthcare Investors, LLC. SCOK operated as a special needs HMO Medicare advantage plan in Oklahoma with approximately 120 members, representing approximately $3.2 million of annualized revenue. The purchase price at closing was $1.9 million and was settled in cash. At the date of sale, the carrying value of SCOK included $0.4 million of goodwill and indefinite-lived intangible assets that were disposed of in connection with the sale. The transaction resulted in a pre-tax realized loss of $0.6 million, or $0.5 million after taxes.

  Sale of Today's Options of Oklahoma

        On August 29, 2014, we completed the sale of TOOK to Momentum Health, LLC. TOOK operated an HMO Medicare Advantage plan in Oklahoma with approximately 5,800 members, representing approximately $63 million of annualized revenue. The purchase price was $15.5 million of which we received $15.2 million in cash at closing. The balance of $0.3 million is recorded as a receivable in other assets on the consolidated balance sheets and was settled in cash during the first quarter of 2015. At the date of sale, our carrying value of TOOK included $3.8 million of goodwill and $1.5 million of amortizing intangible assets that were disposed of in connection with the transaction. The transaction resulted in a pre-tax realized loss of $2.0 million, or $2.7 million after taxes.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. BUSINESS COMBINATIONS (Continued)

  Acquisition of Total Care

        On December 1, 2013, we completed our acquisition of the assets of the Total Care Medicaid managed care plan, known as Total Care. The purchase price for the acquisition was $6.2 million in cash, of which $3.3 million was paid at closing. An estimated $2.9 million of contingent consideration was accrued at closing, to be paid in the future based on membership and quality improvements of the health plan. At closing, the excess of the purchase price over the tangible assets acquired, totaling $5.8 million was allocated to amortizing intangible assets, including customer relationships, provider networks and trade names, with estimated lives of 8 years. The balance of $0.1 million was allocated to goodwill.

        During the first quarter of 2014, we made acquisition accounting adjustments to reflect a $0.1 million increase in our estimated fair value of the provider networks with a corresponding adjustment to eliminate goodwill. There have been no other adjustments to the fair value estimates made as of the acquisition date. During December 2014, $1.8 million of contingent consideration accrued at closing was paid to the seller, leaving an accrual of $1.1 million at December 31, 2014, which we expect to settle during 2015 and 2016.

6. INVESTMENTS

        The amortized cost and fair value of fixed maturity investments are as follows:

	December 31, 2014
Classification	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Gross Unrealized OTTI(1)	Fair Value
	(in thousands)
U.S. Treasury securities and U.S. Government obligations	$57,264	$102	$(42)	$—	$57,324
Government sponsored agencies	1,546	29	(22)	—	1,553
Other political subdivisions	52,104	1,412	(40)	—	53,476
Corporate debt securities	354,852	18,151	(328)	—	372,675
Foreign debt securities	74,126	2,583	(297)	—	76,412
Residential mortgage-backed securities	161,043	6,229	(742)	—	166,530
Commercial mortgage-backed securities	80,634	1,451	(54)	—	82,031
Other asset-backed securities	35,093	384	(25)	—	35,452

	$816,662	$30,341	$(1,550)	$—	$845,453

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

(1)
Other-than-temporary impairments.

        At December 31, 2014, gross unrealized losses on mortgage-backed and asset-backed securities totaled $0.8 million, consisting primarily of unrealized losses of $0.7 million on residential mortgage-backed securities. The fair values of our securities are depressed primarily due to changes in interest rates. We have evaluated these holdings, with input from our investment managers, and do not believe further other-than-temporary impairment to be warranted.

        The amortized cost and fair value of fixed maturity investments at December 31, 2014 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
	(in thousands)
Due in 1 year or less	$43,617	$44,091
Due after 1 year through 5 years	251,474	260,978
Due after 5 years through 10 years	168,309	176,607
Due after 10 years	76,492	79,764
Mortgage and asset-backed securities	276,770	284,013

	$816,662	$845,453

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. INVESTMENTS (Continued)

        The fair value and unrealized loss as of December 31, 2014 and 2013 for fixed maturities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are shown below:

	Less than 12 Months		12 Months or Longer		Total
December 31, 2014	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
U.S. Treasury securities and U.S. Government obligations	$19,706	$(16)	$7,484	$(26)	$27,190	$(42)
Government sponsored agencies	—	—	1,014	(22)	1,014	(22)
Other political subdivisions	3,465	(21)	1,476	(19)	4,941	(40)
Corporate debt securities	34,812	(188)	7,103	(140)	41,915	(328)
Foreign debt securities	16,535	(287)	2,041	(10)	18,576	(297)
Residential mortgage-backed securities	327	(1)	37,571	(741)	37,898	(742)
Commercial mortgage-backed securities	15,526	(54)	—	—	15,526	(54)
Other asset-backed securities	15,279	(25)	—	—	15,279	(25)

Total fixed maturities	$105,650	$(592)	$56,689	$(958)	$162,339	$(1,550)

Total number of securities in an unrealized loss position						87

	Less than 12 Months		12 Months or Longer		Total
December 31, 2013	Fair Value	Gross Unrealized Losses and OTTI	Fair Value	Gross Unrealized Losses and OTTI	Fair Value	Gross Unrealized Losses and OTTI
	(in thousands)
U.S. Treasury securities and U.S. Government obligations	$17,951	$(67)	$—	$—	$17,951	$(67)
Government sponsored agencies	—	—	1,911	(170)	1,911	(170)
Other political subdivisions	26,733	(335)	6,264	(177)	32,997	(512)
Corporate debt securities	74,902	(1,518)	5,559	(189)	80,461	(1,707)
Foreign debt securities	17,561	(705)	3,091	(64)	20,652	(769)
Residential mortgage-backed securities	82,898	(3,337)	10,348	(806)	93,246	(4,143)
Commercial mortgage-backed securities	6,195	(17)	1,079	(37)	7,274	(54)
Other asset-backed securities	9,530	(25)	5,333	(1,667)	14,863	(1,692)

Total fixed maturities	$235,770	$(6,004)	$33,585	$(3,110)	$269,355	$(9,114)

Total number of securities in an unrealized loss position						144

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. INVESTMENTS (Continued)

        The decrease in fair values at December 31, 2014 compared to December 31, 2013, and the resulting decrease in the number of securities in an unrealized loss position, is due to an overall flattening of the yield curve during 2014, resulting in a decline in interest-related unrealized losses.

  Net Investment Income and Realized Gains and Losses

        The details of net investment income are as follows:

	2014	2013	2012
	(in thousands)
Investment Income:
Fixed maturities	$31,727	$37,933	$43,622
Cash and cash equivalents	136	315	348
Other(1)	3,477	623	744

Gross investment income	35,340	38,871	44,714
Investment expenses	(1,627)	(2,134)	(2,317)

Net investment income	$33,713	$36,737	$42,397

(1)
2014 includes distributions of $2.8 million on cost-method investments.

        Gross realized gains and gross realized losses included in the consolidated statements of operations are as follows:

	2014	2013	2012
	(in thousands)
Realized gains:
Fixed maturities	$2,937	$9,847	$15,058
Interest rate swap	—	9,927	3,436
Other	—	49	119

	2,937	19,823	18,613

Realized losses:
Fixed maturities, excluding OTTI(1)	(1,671)	(5,392)	(1,791)
Realized losses on sale of businesses(2)	(2,648)	—	—
Other	—	(568)	(218)

	(4,319)	(5,960)	(2,009)

Net realized (losses) gains	$(1,382)	$13,863	$16,604

(1)
2014 includes a realized loss of $1.2 million on the sale of our last remaining subprime security.

(2)
Represents losses realized upon the sales of TOOK and SCOK. For further discussion of these transactions, see Note 5—Business Combinations.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. INVESTMENTS (Continued)

        At December 31, 2014 and 2013, we held unrated or below-investment grade fixed maturity securities as follows:

	2014	2013
	($ in thousands)
Carrying value	$7,575	$12,656

Percentage of total investments, cash and cash equivalents	0.8%	1.2%

        The largest investment in any one such below-investment grade security was $4.0 million, or 0.4% of total assets at December 31, 2014 and $5.3 million, or 0.5% of total assets at December 31, 2013. The decrease in the fair value of below-investment grade investments relates to sale of our one subprime security during 2014.

        We had no non-income producing fixed maturity securities for the years ended December 31, 2014, 2013 and 2012.

        We have reflected investments held by various states as security for our policyholders in our fixed maturity investments. These investments had carrying values of $36.5 million at December 31, 2014 and $42.6 million at December 31, 2013.

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

        The following table presents our assets that we carry at fair value by ASC 820 hierarchy levels (in thousands):

	Total	Level 1	Level 2	Level 3
December 31, 2014
Assets:
Fixed maturities, available for sale	$845,453	$—	$845,179	$274
Equity securities	14,081	—	14,081	—

Total assets	$859,534	$—	$859,260	$274

December 31, 2013
Assets:
Fixed maturities, available for sale	$933,398	$—	$931,106	$2,292
Equity securities	13,253	—	13,253	—

Total assets	$946,651	$—	$944,359	$2,292

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
  reported trades;

  •
  benchmark yields;

  •
  issuer spreads;

  •
  bids;

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. FAIR VALUE MEASUREMENTS (Continued)

  •
  offers; and

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

        The investment advisor uses their own rules-based pricing system to evaluate the prices it receives from various pricing vendors to ensure the data adheres to certain vendor-to-vendor and day-to-day variance tolerances. Exceptions to the rules are monitored, investigated and challenged, as needed. We review and test the security pricing procedures used to value our fixed maturity portfolio on an ongoing basis. Our procedures include review of the investment valuation policy and understanding of the procedures used to obtain investment valuations and review of pricing controls at our investment advisor, including their SOC 1 internal controls review report. We also test the prices provided by the advisor monthly by comparing the data to another independent pricing source and monitoring the change in prices from month to month and upon sale of the security. Significant changes or variances are investigated and explained. During the year ended December 31, 2014, we did not modify any price provided by the advisor.

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

        The following table presents the fair value of the significant asset sectors within the ASC 820 Level 3 securities:

	December 31, 2014
	Fair Value	% of Total Fair Value
	($ in thousands)
Mortgage-backed and asset-backed securities	$274	100.0%

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. FAIR VALUE MEASUREMENTS (Continued)

        Mortgage-backed and asset-backed securities represent private-placement securities that are thinly traded and priced using an internal model or modeled by independent brokers.

        The following table provides a summary of changes in the fair value of our Level 3 financial assets:

	For the years ended December 31,
	2014	2013
	(in thousands)
Fair value at beginning of year	$2,292	$2,453
Calls	(1,494)	—
Paydowns	(141)	(150)
Unrealized gains included in AOCI(1)(2)	(385)	(11)
Realized gain	2	—

Fair value at end of year	$274	$2,292

(1)
AOCI: Accumulated other comprehensive income.

(2)
Unrealized gains/losses represent losses from changes in values of Level 3 financial instruments only for the periods in which the instruments are classified as Level 3.

  Valuation of Equity Securities

        We report equity securities at fair value in other assets in our consolidated balance sheets. Their fair value is based on quoted market prices, where available. For certain equity securities, quoted market prices for the identical security are not always available and the fair value is estimated by reference to similar securities for which quoted prices are available. These securities are designated Level 2.

  Nonrecurring Fair Value Measurement—APS Healthcare Goodwill and Amortizing Intangible Assets

        During the year ended December 31, 2013, we determined that the carrying amount of the APS Healthcare goodwill and amortizing intangible assets exceeded their implied fair value of $4.5 million. As a result, we recorded an impairment charge to write off the excess amounts. Because of the nature of the goodwill and amortizing intangible asset valuation processes, at December 31, 2013 we have classified these non-recurring fair value measurements as Level 3. For further details see Note 8—Goodwill and Other Intangible Assets.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. GOODWILL AND OTHER INTANGIBLE ASSETS

        Changes in the carrying amounts of goodwill and intangible assets with indefinite lives (primarily trademarks and licenses) are shown below:

				Corporate & Other(2)
	Total, Net	Medicare Advantage(1)	Medicaid(1)	Gross	Accumulated write-offs	Net
	(in thousands)
Balance, January 1, 2013	$242,942	$77,459	$—	$165,483	$—	$165,483
Acquisitions(3)	67	—	67	—	—	—
Impairments(4)	(164,757)	—	—	—	(164,757)	(164,757)
Adjustments	(726)	—	—	(726)	—	(726)

Balance, December 31, 2013	77,526	77,459	67	164,757	(164,757)	—
Dispositions(5)	(4,198)	(4,198)	—	—	—	—
Adjustments(6)	(67)	—	(67)	—	—	—

Balance, December 31, 2014	$73,261	$73,261	$—	$164,757	$(164,757)	$—

(1)
Represents both gross and net goodwill balances.

(2)
The goodwill in our Corporate & Other segment is associated with our APS Healthcare reporting units.

(3)
Represents goodwill recorded in connection with our December 1, 2014 acquisition of the assets of Total Care. See Note 5—Business Combinations.

(4)
Represents goodwill impairment charge related to APS Healthcare. See further discussion below.

(5)
Represents goodwill disposed of in connection with the sale of TOOK and SCOK of $3.8 million and $0.4 million, respectively. See Note 5—Business Combinations.

(6)
Represents a Total Care acquisition accounting adjustment to increase our estimated fair value of the provider networks with a corresponding adjustment to eliminate goodwill.

        We test goodwill for impairment annually based on information as of October 1 of the current year or more frequently if circumstances suggest that impairment may exist.

        During the quarter ended December 31, 2014, we performed our annual assessment of goodwill based on information as of October 1, 2014. We determined based on our "Step 1" impairment test that our estimated fair value of our Medicare Advantage reporting unit was in excess of its carrying value by 70%. We do not have goodwill assigned to any other reporting units.

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

        Additionally, during the fourth quarter of 2013, certain events occurred and circumstances changed which indicated that it was more likely than not that goodwill for APS Healthcare was further impaired, including the following:

  •
  We learned that the APS Puerto Rico Contract, which represents a significant portion of APS Healthcare's historical revenue, would terminate effective June 30, 2014 as a result of a new RFP being issued that would integrate behavioral health services and physical health services into one managed care contract. Additionally, the Commonwealth of Puerto Rico continued to experience deterioration in its economic environment and certain of the major rating agencies cut Puerto Rico's credit rating to junk status. In addition, we began to experience an increase in the cost of care of our Puerto Rico managed behavioral health business, which reduced the profitability of that business. We evaluated opportunities to participate in the new RFP but there could be no assurance that we would be successful, which, if we were not successful would end our participation in the Mi Salud program.

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

		December 31, 2014		December 31, 2013
	Remaining Life (Years)	Value Assigned	Accumulated Amortization	Value Assigned	Accumulated Amortization
		(in thousands)
Medicare Advantage:
Membership base	7	$23,988	$21,069	$23,988	$18,392
Provider contracts	1	14,034	12,463	14,034	11,105
Non-compete	—	1,425	1,425	1,425	1,342
Medicaid:
Customer relationships	7	4,969	673	4,969	54
Provider contracts	7	179	26	112	1
Trade name	3	729	175	729	14
Traditional Insurance:
Policies in force—Health	2	17,246	15,822	17,246	15,483
Corporate and Other:
APS Healthcare:
Customer relationships	3	900	281	900	56
Software platform	3	1,500	469	1,500	94
Provider contracts	3	2,099	656	2,099	130

Total		$67,069	$53,059	$67,002	$46,671

        The following table shows the changes in the amortizing intangible assets:

	2014	2013
	(in thousands)
Balance, beginning of year	$20,331	$38,469
Additions and adjustments(1)	67	5,810
Disposals(2)	(1,518)	—
Impairment(3)	—	(16,105)
Amortization	(4,870)	(7,843)

Balance, end of year	$14,010	$20,331

(1)
Represents intangible assets recorded in connection with our December 1, 2014 acquisition of the assets of Total Care. See Note 5—Business Combinations.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. GOODWILL AND OTHER INTANGIBLE ASSETS (Continued)

(2)
Represents intangible assets disposed of in connection with the sale of TOOK.

(3)
Represents intangible asset impairment charge related to APS Healthcare. See further discussion below:

        During our review of recoverability in the fourth quarter of 2013, we determined that undiscounted cash flows from our APS Healthcare reporting unit were less than the carrying value of our related APS Healthcare intangible assets, indicating that they were no longer fully recoverable. We recorded an impairment of $16.1 million at December 31, 2013, to adjust the assets to their estimated fair value of $4.5 million. In addition, we recorded an impairment of $8.5 million to adjust APS Healthcare fixed assets, primarily internally developed software, to their estimated fair value.

        There were no other impairments of our amortizing intangible assets during 2014 or 2013.

        Estimated future net amortization expense (in thousands) is as follows:

2015	$4,281
2016	3,003
2017	2,575
2018	1,272
2019	1,015
Thereafter	1,864

Total	$14,010

        See Note 3—Summary of Significant Accounting Policies, for additional information regarding our calculation of goodwill and other intangible assets.

9. DEFERRED POLICY ACQUISITION COSTS

        Details with respect to deferred policy acquisition costs are as follows:

	2014	2013
	(in thousands)
Balance, beginning of year	$90,136	$102,765
Capitalized costs, net of reinsurance commissions and allowances	5,008	7,982
Amortization	(17,330)	(20,611)

Balance, end of year	$77,814	$90,136

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

        In connection with the 2011 sale of our Medicare Part D business to CVS Caremark, our previously owned insurance subsidiary, Pennsylvania Life Insurance Company, known as Pennsylvania Life, was also sold to CVS Caremark. Pennsylvania Life included a Medicare Part D business as well as portions of our traditional business. Prior to the closing of the sale such traditional business was reinsured by one of our subsidiaries.

        We evaluate the financial condition of our reinsurers and monitor concentrations of credit risk to minimize our exposure to significant losses from reinsurer insolvencies. We are obligated to pay claims in the event that a reinsurer to whom we have ceded an insured claim fails to meet its obligations under the reinsurance agreement. We are also obligated to pay claims on the traditional business of Pennsylvania Life Insurance Company, the company that we sold to CVS Caremark in 2011, in the event that any of the third party reinsurers to whom Pennsylvania Life has ceded an insured claim fails to meet their obligations under the reinsurance agreement. As of December 31, 2014, Pennsylvania Life had approximately $162 million of amounts recoverable from reinsurers that are included in our consolidated balance sheets. We are not aware of any instances where any of our reinsurers have been unable to pay any policy claims on any reinsured business.

        As of December 31, 2014, all of our primary reinsurers, as well as the primary first party reinsurers of Pennsylvania Life's traditional business, were rated "A–" (Excellent) or better by A.M. Best with the exception of one reinsurer. For that reinsurer, which is rated B++, a trust containing assets at 106% of reserves was established at the inception of the reinsurance agreement. The trust agreement requires that on an ongoing basis the trust assets be maintained at a minimum level of 100% of reserves. The reserves amounted to approximately $124.1 as of December 31, 2014.

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

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. REINSURANCE (Continued)

        Life Insurance and Annuity Reinsurance Transaction:    Effective April 1, 2009, we reinsured substantially all of the net in-force life and annuity business with Commonwealth under a 100% coinsurance treaty. During 2010, the annuity portion of this transaction was commuted with Commonwealth and reinsured with Athene. In accordance with ASC 944, Financial Services—Insurance Topic, reinsurance recoverables are to be reported as separate assets rather than as reductions of the related liabilities. The 2009 transaction resulted in a pre-tax gain of $17.6 million, which we have deferred and are amortizing over the estimated remaining life of the ceded block of business at the rate of approximately $1.2 million per year. At December 31, 2014, the unamortized balance was $10.9 million and is included in other liabilities in our consolidated balance sheets.

        Reinsurance Premium:    The following table provides a summary of premium ceded to our largest reinsurers:

	2014		2013		2012
Reinsurer	Ceded Premium	%(1)	Ceded Premium	%(1)	Ceded Premium	%(1)
	($ in millions)
Gen Re	$25.0	1.3%	$28.5	1.4%	$31.6	1.5%
Commonwealth and affiliates	20.0	1.0%	21.3	1.0%	23.0	1.1%
Hannover	16.0	0.8%	18.8	0.9%	22.4	1.1%

(1)
Percentages represent ceded amounts over the total direct and assumed premiums.

        Reinsurance Recoverables:    Amounts recoverable from our reinsurers are as follows:

	2014	2013
	(in thousands)
Reinsurer
Commonwealth and affiliates	$204,836	$212,302
Pennsylvania Life(1)	144,627	153,293
Athene Life Re	82,690	87,998
Hannover	18,680	22,335
Swiss Re	20,701	25,160
Other life	26,934	19,155

Total life	498,468	520,243

Gen Re	84,551	87,033
Hannover	19,710	19,314
Pennsylvania Life(1)	17,419	19,997
Other health	15,125	16,405

Total health	136,805	142,749

Total	$635,273	$662,992

(1)
Amounts represent recoverables from Pennsylvania Life's third party reinsurers, primarily Commonwealth and affiliates, Athene Life Re, Gen Re and Hannover, which are also included in our consolidated balance sheets.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. REINSURANCE (Continued)

        At December 31, 2014, the total amount recoverable from reinsurers of $635.3 million included $625.9 million recoverable on future policy benefits and unpaid claims, $6.8 million in funds held and $2.6 million for amounts due from reinsurers on paid claims, commissions and expense allowances net of premiums reinsured. At December 31, 2013, the total amount recoverable from reinsurers of $663.0 million included $652.1 million recoverable on future policy benefits and unpaid claims, $7.2 million in funds held and $3.7 million for amounts due from reinsurers on paid claims, commissions and expense allowances net of premiums reinsured.

Reinsurance Summary:

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Premiums
Life insurance	$37,625	$41,214	$45,736
Accident and health	1,903,849	1,989,656	1,978,564

Total gross premiums	1,941,474	2,030,870	2,024,300

Ceded to other companies
Life insurance	(31,206)	(33,936)	(37,445)
Accident and health	(44,992)	(51,163)	(58,712)

Total ceded premiums	(76,198)	(85,099)	(96,157)

Assumed from other companies
Life insurance	6,338	6,995	7,999
Accident and health	42,802	48,543	53,671

Total assumed premium	49,140	55,538	61,670

Net amount
Life insurance	12,757	14,273	16,290
Accident and health	1,901,659	1,987,036	1,973,523

Total net premium	$1,914,416	$2,001,309	$1,989,813

Percentage of assumed to net premium
Life insurance	50%	49%	49%
Accident and health	2%	2%	3%
Total assumed to total net	3%	3%	3%
Benefits and claims recovered	$75,047	$95,527	$94,125

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. REINSURANCE (Continued)

	As of December 31,
	2014	2013	2012
	(in thousands)
Life insurance in-force
Gross amount	$1,189,738	$1,283,357	$1,374,431
Ceded to other companies	(1,127,114)	(1,215,728)	(1,317,930)
Assumed from other companies	104,033	114,264	126,151

Net amount	$166,657	$181,893	$182,652

Percentage of assumed to net in-force	62%	63%	69%

11. LIABILITIES FOR POLICY AND CONTRACT CLAIMS—HEALTH

        Activity in the liability for policy and contract claims—health is as follows:

	For the years ended December 31,
	2014	2013
	(in thousands)
Balance at beginning of year	$166,545	$156,558
Less reinsurance recoverable	(5,694)	(4,811)

Net balance at beginning of year	160,851	151,747

Balances sold	(3,468)	—
Incurred related to:
Current year	1,613,998	1,641,171
Prior year development	(3,754)	5,926

Total incurred	1,610,244	1,647,097

Paid related to:
Current year	1,487,386	1,480,332
Prior year	139,183	157,661

Total paid	1,626,569	1,637,993

Net balance at end of year	141,058	160,851
Plus reinsurance recoverable	6,503	5,694

Balance at end of year	$147,561	$166,545

        The liability for policy and contract claims—health decreased from $166.5 million to $147.6 million during the year ended December 31, 2014. The decrease in the liability was primarily attributable to the decrease in IBNR for our Medicare Advantage business due to lower membership levels, including the effect of the sale of TOOK and SCOK.

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

        The claim reserve balances at December 31, 2013 settled during 2014 for $3.8 million less than originally estimated. This prior year development represents 0.2% of the incurred claims recorded in 2013.

        The claim reserve balances at December 31, 2012 settled during 2013 for $5.9 million more than originally estimated. This prior year development represents less than 0.4% of the incurred claims recorded in 2012.

12. INCOME TAXES

        Our federal, state and foreign income tax (benefit) expense is as follows:

	2014	2013	2012
	(in thousands)
Current—Federal	$10,659	$7,800	$22,517
Current—States	76	(1,085)	(8,617)
Current—Puerto Rico	3,054	3,663	1,977
Deferred—Federal	(18,279)	(22,335)	9,464
Deferred—States	32	(723)	(495)
Deferred—Puerto Rico	—	1,770	(245)

(Benefit from) provision for income taxes	$(4,458)	$(10,910)	$24,601

        For the year ended December 31, 2014, we will file a consolidated federal income tax return that includes most corporate subsidiaries but excludes any subsidiary that qualifies as a life insurance company or is taxed as a partnership under the Internal Revenue Code, as well as our subsidiaries domiciled in Puerto Rico. Subsidiaries that qualify as life insurance companies and partnerships will file separate federal income tax returns and the Puerto Rico subsidiaries will file tax returns in Puerto Rico. We will include the taxable income or loss from a subsidiary taxed as a partnership in the tax return of its corporate owner.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. INCOME TAXES (Continued)

        A reconciliation of "expected" tax at 35% with our actual tax applicable to (loss) income before income taxes reported in the consolidated statements of operations is as follows:

	2014	2013	2012
	(in thousands)
Expected tax (benefit) expense	$(11,874)	$(71,133)	$27,172
State taxes, net of valuation allowances	659	291	908
Foreign taxes	1,173	668	(257)
Change in valuation allowance	(252)	870	—
Examination and related adjustments	(1,740)	(795)	(6,565)
Stock-based compensation (IRC 162(m) & (m)(6))	(3,192)	1,272	1,660
Goodwill impairment	—	55,581	—
ACA fee	8,096	—	—
Preferred dividend	1,254	1,254	1,254
Sale of subidiaries	1,412	—	—
Other, net	6	1,082	429

Actual tax (benefit) expense	$(4,458)	$(10,910)	$24,601

        Our effective tax rate was a benefit of 13.1% for 2014 compared with a benefit of 5.4% for 2013. The effective rate in 2014 differs from the expected benefit of the 35% federal rate due to non-recurring tax benefits (discussed below), net of permanent items, primarily the new ACA fee and preferred dividends, and foreign and state income taxes. The variance in the 2013 effective tax rate compared with the expected benefit of the 35% federal rate was driven by permanent items relating primarily to non-deductible goodwill impairment, the limitation on the deductibility of executive compensation for health insurers enacted in the Affordable Care Act, interest on the mandatorily redeemable preferred stock, foreign and state income taxes and non-recurring tax expenses.

        Income taxes include non-recurring tax benefits (expenses) of $5.8 million and ($1.2) million for the years ended December 31, 2014 and 2013, respectively. The 2014 benefit primarily relates to the reversal of executive compensation previously considered non-deductible under Code section 162(m)(6) that resulted in the recording of a $3.2 million benefit for amounts considered non-deductible in our prior year tax return, recording of $1.3 million of foreign tax credits related to APS Healthcare and a $0.7 million reserve release related to items on which the statute of limitations has expired. The 2013 expense primarily relates to the establishment of a valuation allowance against deferred tax assets principally related to foreign tax credits from our APS Puerto Rico subsidiary.

        In addition to federal and state income tax, our insurance company subsidiaries are subject to state premium taxes, which are included in other operating costs and expenses in the consolidated statements of operations.

        Deferred income taxes reflect the net tax effects of temporary differences between the carrying value of assets and liabilities for financial reporting purposes and the amount used for income tax purposes. The Company has increased both the deferred tax asset and the valuation allowance for state net operating losses by $4.1 million as of December 31, 2013; no change in the net deferred tax asset

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. INCOME TAXES (Continued)

resulted from this reclassification. The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

	2014	2013
	(in thousands)
Deferred tax assets:
Net operating loss carryforwards	$18,002	$14,255
Stock-based compensation	8,205	5,762
Investments	1,762	1,799
Credit carryforwards	6,001	4,940
Reserves and other policy liabilities	3,817	2,648
Accrued expenses and other liabilities	20,753	15,587
Other assets	2,071	2,034

Total gross deferred tax assets	60,611	47,025
Less valuation allowance	(15,466)	(11,315)

Net deferred tax assets	45,145	35,710
Deferred tax liabilities:
Deferred policy acquisition costs	(17,372)	(23,871)
Present value of future profits and other intangible assets	(2,365)	(4,275)
Unrealized gains on investments	(6,810)	(3,946)
Other assets	(559)	(856)

Total gross deferred tax liabilities	(27,106)	(32,948)

Net deferred tax asset	$18,039	$2,762

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

        In our consideration of the available evidence, we provided more weight to evidence that was more objectively verifiable. In 2014, significant weight was given to our cumulative income/loss position. Our cumulative loss position at December 31, 2014 was due in large part to the recognition of cumulative ACO expenditures in excess of cumulative revenues for the 2013 and 2014 program years, the recognition of significant legal/settlement costs related to our non-core businesses, primarily APS Healthcare and Traditional Insurance and the recognition of the APS Healthcare goodwill impairment in 2013. While the Company is in a cumulative net loss position over the last three years from a

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. INCOME TAXES (Continued)

financial reporting perspective, the Company has cumulative pre-tax income over the same period, after these adjustments are made, as shown in the following table:

		For the years ended December 31,
	Three Year Cumulative (Loss) income
		2014	2013	2012
	(in thousands)
Pretax (loss) income	$(159,528)	$(33,926)	$(203,236)	$77,634
Adjustments:
APS Healthcare goodwill impairment	164,757	—	164,757	—
ACO losses	94,051	30,809	41,588	21,654
Legal/settlement costs	35,047	28,824	6,223	—

Adjusted pretax income	$134,327	$25,707	$9,332	$99,288

        We believe that the negative evidence of our cumulative loss is not indicative of future projected income or our ability to realize the deferred tax assets existing as of December 31, 2014. The remaining deferred tax assets, for which a valuation allowance was not established, relate to amounts that can be realized through future reversals of existing taxable temporary differences, prudent and feasible tax planning strategies and the Company's estimates of future taxable income. Any 2014 U.S. tax losses can be carried back to 2012 subject to certain limitations.

        The significant acquired tax attributes that create deferred tax assets include net operating loss and foreign tax credit carryforwards. To use the foreign tax credit carryforwards, two conditions must be met. There must be foreign source income and there must be taxable income after application of any loss carryforwards. Based upon reversing timing items and projected income we expect taxable income to be sufficient to utilize the entire operating loss carryforward. However, we do not expect to have sufficient foreign source income to fully utilize the acquired foreign tax credit carryforwards. Consequently, we established a valuation allowance of $0.8 million against the foreign tax credit carryforwards as of December 31, 2014.

        For state and foreign deferred tax assets an analysis was performed considering taxable unit (consolidated or separate filing) and taxing jurisdiction (federal, state or Puerto Rico). We established valuation allowances for several subsidiaries' state net operating losses, state deferred tax assets as well as for the deferred tax assets of our Puerto Rico subsidiaries for which we do not believe there is sufficient positive evidence to conclude that it is more likely than not that the Company will realize these deferred tax assets.

        We carried valuation allowances on our deferred tax assets of $15.5 million at December 31, 2014 and, as reclassified, $11.3 million at December 31, 2013, primarily related to foreign tax credit carryforwards that we acquired in connection with our purchase of APS Healthcare in 2012, deferred tax assets of APS Healthcare's Puerto Rico subsidiaries, state net operating loss carryforwards and deferred income tax assets for various states.

        At December 31, 2014, we have $3.3 million of foreign tax credit carryforwards that expire starting in 2015 through 2019 and $0.5 million of domestic and $2.3 million of Puerto Rico alternative minimum tax credits that do not expire. At December 31, 2014 we have net operating loss

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. INCOME TAXES (Continued)

carryforwards of $22.3 million acquired in connection with our purchase of APS Healthcare in 2012. The net operating loss carryforwards expire starting in 2023 through 2032.

        A federal tax return, generally, is open for examination for three years from the date on which it is filed, or, if applicable, from the extended due date unless the statute is extended by mutual consent. In 2013, we entered into an agreement to extend the statute of limitations for our subsidiary, Worlco Management Services, Inc. of NY. We have not entered into any other agreement to extend the statute of limitations of any state tax return for any jurisdiction. During 2014, the IRS finished its examination of the Company's federal consolidated return for the period ending April 30, 2011 and associated net operating loss carryback claims resulting in an expected increase to carryback refund of $0.3 million; the overall carryback claim is subject to review by the Congressional Joint Committee on Taxation. Beginning in 2012, we participate in the Compliance Assurance Process under which the IRS performs a near-contemporaneous examination. Certain earlier returns remain open to the extent that net operating loss carry forwards were used or generated in those years. Also, various state tax returns remain open for examination under specific state statutes of limitation for an additional period of time.

        Our unrecognized tax benefits at December 31, 2014 primarily relate to refund claims filed in various state jurisdictions during 2010 and the additional expected benefit from the April 30, 2011 federal return. We expect that a significant portion of the unrecognized state tax benefits will be resolved within the next twelve months based on the time frame in which we expect to actively pursue the collection of the refund claims filed in various state jurisdictions during 2010. Currently an estimate of the range of the possible collections cannot be made due to the uncertainty of the success of the collection efforts. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2014	2013
	(in thousands)
Balance as of January 1	$2,006	$5,195
Additions based on tax positions related to prior years	300	—
Subtractions based upon tax positions related to prior years	(732)	—
Reduction for lapses in statute of limitations	(444)	(3,189)

Balance as of December 31	1,130	2,006
Federal income tax effect	(290)	(588)

Balance, net of tax as of December 31	$840	$1,418

        These unrecognized tax benefits, if recognized, will impact the effective tax rate. The unrecognized tax benefits relate to various state refund claims and various federal and state statute of limitation expirations. We recognize interest and penalties related to unrecognized tax benefits in federal and state tax expense. During the year ended December 31, 2014, we recognized no such interest expense and penalties. During the years ended December 31, 2013 and 2012, we recognized $0.5 million and $0.6 million, respectively, of interest expense and penalties. At both December 31, 2014 and 2013, the Company had approximately $0.3 million of interest and penalties accrued.

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

        In accordance with ASC 480, Distinguishing Liabilities from Equity, because the issuance of the Series A Preferred Shares imposes an obligation on us requiring the transfer of assets, specifically, cash, at the redemption date, the Series A Preferred Shares are reported as a liability on the consolidated balance sheets, with the related dividends reported as interest expense on the consolidated statements of operations. At December 31, 2014 and 2013 we had accrued $0.7 million of such dividends, recorded in other liabilities in the consolidated balance sheets.

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

  Credit Facility Amendment

        On November 4, 2013, we entered into an amendment to our 2012 Credit Facility. The amendment, which was effective beginning with the quarter ended September 30, 2013, suspended certain financial covenants, including the consolidated leverage and debt service ratios, replacing them with total debt to capitalization and minimum liquidity ratios. As of December 31, 2014, and throughout the entire amendment period, we were in compliance with all financial covenants, as amended. These new financial covenants terminated December 31, 2014 and effective January 1, 2015 the original financial covenants were reinstated.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. LOAN PAYABLE (Continued)

        In connection with the amendment, we prepaid all scheduled 2013 and 2014 principal payments, including the final 2013 payment due December 31, 2013 of $3.6 million and all 2014 scheduled payments totaling $14.3 million. We also paid fees and expenses of approximately $0.5 million, which we had capitalized in other assets and amortized over the term of the amendment.

        Our obligations under the Credit Agreement are secured by a first priority security interest in 100% of the capital stock of the Company's material subsidiaries and are also guaranteed by certain of our subsidiaries.

        The 2012 Credit Facility bears interest at rates equal to, at our election, LIBOR or the base rate, plus an applicable margin that varies based on our consolidated leverage ratio from 1.75% to 2.50%, in the case of LIBOR loans, and from 0.75% to 1.50% in the case of base rate loans. Effective December 31, 2014, the interest rate on the term loan portion of the 2012 Credit Facility was 2.76%, based on a spread of 2.50% above LIBOR.

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

        The following table reflects the schedule of principal payments remaining on the credit facility as of December 31, 2014, after giving effect to prepayments made to date and the November 2013 amendment:

2012 Credit Facility (in thousands)
2015	$14,269
2016	14,269
2017	74,909

$103,447

        We are required to ratably apply any future prepayments through the remaining scheduled repayments.

  Principal and Interest Payments

        During the year ended December 31, 2014, we made interest payments totaling $2.8 million and other fee payments totaling $0.5 million. We were not required to make any principal payments as all scheduled 2014 principal payments, totaling $14.3 million, were prepaid in 2013, in connection with the amendment of our credit facility on November 4, 2013. Currently, there is a bullet payment of $74.9 million due in 2017. However, as a result of the recent dispositions discussed in Note 5—Business Combinations and Note 26—Subsequent Events, under the 2012 Credit Facility, we have twelve months from receipt of the proceeds to either reinvest those proceeds or make a principal prepayment. If the proceeds are not reinvested, we would need to make prepayments totaling approximately $38 million by

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. LOAN PAYABLE (Continued)

February 2016. We have elected to prepay $55 million on March 31, 2015, which will fulfill this obligation and provide additional restricted payment flexibility under the 2012 Credit Facility. We are required to ratably apply this prepayment and any other future prepayments through the remaining scheduled repayments, which would change the amount of the quarterly and bullet payments through 2017.

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

        Other invested assets:    Other invested assets consists of cost-basis equity investments which are carried at the lower of cost or fair value, equity securities which are carried at their current fair value of $14.1 million, policy loans for which the carrying amount is a reasonable estimate of fair value, collateralized loans which are carried at the underlying collateral value, cash value of life insurance and mortgage loans which are carried at the aggregate unpaid balance. Other than the equity securities, the determination of fair value for these invested assets is not practical because there is no active trading market for such invested assets and therefore, the carrying value is a reasonable estimate of fair value.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. DISCLOSURES ABOUT FAIR VALUES OF FINANCIAL INSTRUMENTS (Continued)

        Investment contract liabilities:    For annuity contracts, the carrying amount is the policyholder account value; estimated fair value equals the policyholder account value less surrender charges. These balances are 100% ceded.

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

        The estimated fair values of the Company's financial instruments are as follows:

	2014		2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)
Financial assets:
Fixed maturities available for sale	$845,453	$845,453	$933,398	$933,398
Short-term investments	8,994	8,994	—	—
Other invested assets	25,920	25,920	22,575	22,575
Cash and cash equivalents	127,985	127,985	69,574	69,574
Financial liabilities:
Investment contract liabilities	126,946	126,685	137,465	136,855
Series A mandatorily redeemable preferred shares	40,000	41,571	40,000	41,985
Loan payable	103,447	103,059	103,447	101,637

16. EARNINGS PER COMMON SHARE

        Diluted EPS includes the dilutive effect of the unvested restricted stock and stock options outstanding during the year. We excluded 1.9 million and 5.2 million stock options from the computation of diluted EPS at December 31, 2013 and 2012, respectively, because they were antidilutive. There were no antidilutive stock options at December 31, 2014.

        The calculation of the diluted loss per common share for the year ended December 31, 2014 and 2013 presented in the consolidated statements of operations excludes 0.6 million and 0.3 million of common stock equivalents from stock options and unvested restricted stock that are potentially dilutive because to include them would be antidilutive when reporting a net loss.

17. STOCKHOLDERS' EQUITY

  Preferred Stock

        We currently have 40 million shares of preferred stock authorized for issuance, of which 1.6 million shares of Series A Mandatorily Redeemable Preferred Shares are issued and outstanding at December 31, 2014 and 2013. These amounts are recorded as a liability on the consolidated balance sheets (see Note 13—Mandatorily Redeemable Preferred Shares).

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. STOCKHOLDERS' EQUITY (Continued)

  Common Stock—Voting

        We currently have 400 million shares of voting common stock, par value $0.01 per share authorized for issuance. Changes in the number of shares of common stock issued were as follows (in thousands):

	2014	2013
Common stock issued, beginning of year	85,492	84,963
Net issuance of common stock	909	520
Exercise of stock options	35	9
Retired shares	(6,000)	—

Common stock issued, end of year	80,436	85,492

        On August 1, 2013, our Board of Directors approved a stock repurchase plan that authorized the repurchase of up to $40 million of our outstanding common stock. Purchases may occur from time to time in the open market, in privately negotiated transactions, or otherwise as market conditions permit.

        On May 13, 2014 we repurchased and retired six million shares of our common stock directly from funds associated with Capital Z Partners Management, LLC at a price of $6.03 per share for total consideration of $36.2 million. We used cash on hand to fund the repurchase of these shares.

  Common Stock—Non-Voting

        We currently have 60 million shares of non-voting common stock, par value $0.01 per share authorized for issuance, of which 3.3 million shares are issued and outstanding at December 31, 2014, and 2013.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. ACCUMULATED OTHER COMPREHENSIVE INCOME

        The components of accumulated other comprehensive income, net of tax, are as follows (in thousands):

	Net Unrealized Gains (Losses) on Investments Available for Sale	Gross Unrealized OTTI	Long-Term Claim Reserve Adjustment	Accumulated Other Comprehensive Income
December 31, 2014
Balance as of January 1, 2014	$13,909	$(1,107)	$(5,473)	$7,329
Other comprehensive income before reclassifications	6,001	1,107	(967)	6,141
Amounts reclassified from other comprehensive income	822	—	—	822

Net current-period other comprehensive income	5,179	1,107	(967)	5,319

Balance as of December 31, 2014	$19,088	$—	$(6,440)	$12,648

December 31, 2013
Balance as of January 1, 2013	$39,934	$(3,010)	$(7,835)	$29,089
Other comprehensive (loss) income before reclassifications	(17,014)	1,903	2,362	(12,749)
Amounts reclassified from accumulated other comprehensive income	9,011	—	—	9,011

Net current-period other comprehensive loss	(26,025)	1,903	2,362	(21,760)

Balance as of December 31, 2013	$13,909	$(1,107)	$(5,473)	$7,329

19. STOCK-BASED COMPENSATION

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

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

19. STOCK-BASED COMPENSATION (Continued)

        Compensation expense, included in other operating costs and expenses, and the related tax benefit were as follows:

	2014	2013	2012
	(in thousands)
Stock options	$4,658	$4,330	$4,897
Restricted stock awards	5,389	3,727	4,422

Total stock-based compensation expense	10,047	8,057	9,319
Tax benefit recognized(1)	5,994	1,743	2,144

Stock-based compensation expense, net of tax	$4,053	$6,314	$7,175

(1)
Tax benefit recognized in 2014, 2013 and 2012 includes the estimated effect of non-deductible compensation costs. The tax benefit recognized in 2014 also includes a benefit of $2.5 million from prior years that we previously estimated to be non-deductible. See Note 12—Income Taxes, for further discussion.

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

        We estimated the fair value for options granted during the period at the date of grant using a Black-Scholes option pricing model with the following range of assumptions:

	For options granted
	2014	2013	2012
Weighted-average grant date fair value	$2.11 - $2.59	$2.27 - $3.33	$2.92 - $4.04
Risk free interest rates	0.90% - 1.43%	0.50% - 1.11%	0.35% - 0.90%
Dividend yields	0.00%	0.00%	0.00%
Expected volatility	36.66% - 39.49%	39.29% - 41.72%	41.76% - 47.08%
Expected lives of options (in years)	3.75	3.75	2.5 - 3.75

        We did not capitalize any cost of stock-based compensation. Future expense may vary based upon factors such as the number of awards granted by us and the then-current fair value of such awards.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

19. STOCK-BASED COMPENSATION (Continued)

        A summary of option activity for the year ended December 31, 2014 is set forth below:

Options	Options (in thousands)	Weighted Average Exercise Price
Outstanding at January 1, 2014	5,692	$7.37
Granted	1,742	7.22
Exercised	(273)	6.88
Forfeited or expired	(1,168)	7.34

Outstanding at December 31, 2014	5,993	$7.36

	Shares Under Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value Per Share(1)	Aggregate Intrinsic Value
	(in thousands)				(in thousands)
Options exercisable at December 31, 2014	2,342	$7.35	2.0	$1.93	$4,514
Options vested and expected to vest at December 31, 2014(2)	5,846	$7.36	2.7	$1.92	$11,248

(1)
Computed based upon aggregate intrinsic value divided by shares under options.

(2)
The Company estimates forfeitures in accordance with ASC 718-10, Compensation—Stock Compensation.

        The total intrinsic value of stock options (the amount by which the market price of the stock on the date of exercise exceeded the exercise price of the option) exercised during 2014, 2013 and 2012 were $0.3 million, $0.1 million and $0.1 million, respectively.

        We received proceeds of $1.9 million, $0.6 million, and $0.2 million from the exercise of stock options during the years ended December 31, 2014, 2013, and 2012, respectively.

        As of December 31, 2014, the total compensation cost related to non-vested awards not yet recognized was $7.1 million, which we expect to recognize over a weighted average period of 2.2 years.

  Restricted Stock Awards

        In accordance with our 2011 Equity Plan, we may grant restricted stock to employees, directors and other third parties. These awards generally vest ratably over a four-year period; however during the years ended December 31, 2014 and 2013 we paid a portion of the annual bonuses in the form of restricted stock. The 2014 and 2013 awards vest under certain circumstances on the one-year and two-year anniversary of the grant, respectively. We generally value restricted stock awards at an amount equal to the market price of our common stock on the date of grant. We recognize compensation expense for restricted stock awards on a straight line basis over the vesting period.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

19. STOCK-BASED COMPENSATION (Continued)

        A summary of our non-vested restricted stock awards for the year ended December 31, 2014 is set forth below:

Non-Vested Restricted Stock	Shares (in thousands)	Weighted Average Grant-Date Fair Value
Non-vested at January 1, 2014	1,333	$9.54
Granted	1,497	6.99
Vested	(364)	9.94
Forfeited	(469)	8.05

Non-vested at December 31, 2014	1,997	$7.90

        The total fair value of shares of restricted stock vested during the years ended December 31, 2014, 2013 and 2012 was $2.7 million, $2.7 million and $1.2 million, respectively.

  Tax Benefits of Stock-Based Compensation

        ASC 718-10 requires us to report the benefits of tax deductions in excess of recognized compensation cost as a financing cash flow. We recognized $(1.0) million, $0.4 million and $4.0 million of financing cash flows for these excess tax deductions for years ended December 31, 2014, 2013 and 2012, respectively.

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

        Participants have the option to transfer/reallocate at will, outside of blackout periods, both vested and unvested employer contributions invested in our common stock to any of the other investments available under the 401(k) plan. The 401(k) plan held 1.3 million shares of our common stock at December 31, 2014, which represented 14% of total plan assets and 1.3 million shares of our common stock at December 31, 2013, which represented 11% of total plan assets.

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

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

20. UNIVERSAL AMERICAN CORP. 401(k) SAVINGS PLAN (Continued)

        In June 2013, we combined the Universal American Corp. 401(k) Savings Plan and the APS Healthcare 401(k) Savings Plan for its non-Puerto Rico employees into one new 401(k) Plan. Plan eligibility, company matching and vesting rates remain unchanged in accordance with the former Universal American Corp. 401(k) Savings Plan.

        We made discretionary matching contributions under the 401(k) plan of $2.7 million in 2014, $2.5 million in 2013 and, excluding the former APS Healthcare Plan discussed above, we made contributions of $1.9 million in 2012.

        APS Healthcare Puerto Rico Inc., a wholly owned subsidiary of APS Healthcare, sponsors its own 1165(e) defined contribution plan covering substantially all of its employees. Participants are allowed to contribute up to a maximum of $15,000 of their pretax salary, not exceeding the maximum deferral amount specified by Puerto Rico law. APS Healthcare Puerto Rico matches 50% of the first 6% of compensation that a participant contributes to the Plan. Employer matching contributions were $0.2 million and $0.1 million in 2014 and 2013, respectively and $0.1 million for the period from acquisition through December 31, 2012.

21. STATUTORY FINANCIAL DATA AND DIVIDEND RESTRICTIONS

  Statutory Financial Data

        Our insurance subsidiaries are required to maintain minimum amounts of statutory capital and surplus as required by regulatory authorities. However, substantially more than such minimum amounts are needed to meet statutory and administrative requirements of adequate capital and surplus to support the current level of our insurance subsidiaries' operations. Each of the insurance subsidiaries' statutory are at levels we believe are sufficient to support their currently anticipated levels of operation. Additionally, the National Association of Insurance Commissioners, known as NAIC, imposes regulatory risk-based capital, known as RBC, requirements on insurance companies. At December 31, 2014, all of our insurance subsidiaries maintained ratios of total adjusted capital to RBC in excess of the "authorized control level." The combined statutory capital and surplus, including asset valuation reserve, of the insurance subsidiaries totaled $255.9 million and $279.3 million at December 31, 2014 and 2013, respectively. For the years ended December 31, 2014, 2013 and 2012, the insurance subsidiaries generated statutory net (loss) income of $(3.1) million, $39.4 million and $43.4 million, respectively.

        Our HMO companies are also required to maintain minimum amounts of capital and surplus, as required by regulatory authorities and are also subject to RBC requirements. At December 31, 2014, the statutory capital and surplus of each of our HMO affiliates exceeds its minimum requirement and its RBC is in excess of the "authorized control level." The statutory capital and surplus for our HMO affiliates was $94.0 million and $94.5 million at December 31, 2014 and 2013, respectively. Statutory net income for our HMO affiliates was $10.4 million, $14.2 million and $22.6 million for the years ended December 31, 2014, 2013 and 2012, respectively.

        Based on current estimates, we expect the aggregate amount of dividends that may be paid to our parent company in 2015 without prior approval by state regulatory authorities is approximately $27 million.

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

22. OTHER OPERATIONAL DISCLOSURES

        Restructuring Charges:    Over the last several years, we have initiated and executed various restructuring plans, as discussed below.

        Workforce Reduction—In 2014, we made the decision to exit certain non-core markets in our Medicare Advantage business, stopped our participation in several underperforming ACOs, chose not to rebid on certain APS Healthcare contracts and exited the New York Health Benefits Exchange, known as the Exchange. In addition to execution of the staff reduction plan put in place in late 2013, during the fourth quarter of 2014 we committed to further staff reductions across all segments continuing into 2015, resulting in a charge of $2.0 million.

        In 2013, in order to reduce expense levels across the organization in response to lower levels of business in APS Healthcare and membership in our Medicare Advantage plans, in particular, and to help address the cost increase beginning in 2014 related to the Affordable Care Act's fee on certain health insurance premiums, a workforce reduction plan was developed for implementation in late 2013 and 2014. As a result, in the fourth quarter of 2013, we committed to a plan to reduce our workforce in targeted areas, resulting in a charge of $7.1 million in severance and other benefits related to this plan.

        In connection with the March 2012 APS Healthcare acquisition, we reviewed the operations of both organizations, looking for opportunities to eliminate redundant functions and gain operating efficiencies. As a result, in the fourth quarter of 2012, we committed to a plan to reduce our workforce in targeted areas resulting in a charge of $4.1 million in severance and other benefits related to this plan.

        In 2012, we launched our ACO business and began operations for thirty ACOs. In addition, during 2012, we expanded our Stars support for our Medicare Advantage business. As a result of these developments, we elected to retain certain staff that was previously targeted for workforce reduction to work on these new initiatives. As a result, approximately $2.3 million of the December 31, 2011 restructuring accrual was able to be released in 2012.

        During 2014, we made payments of $4.5 million in connection with these restructuring programs, and have $3.7 million accrued at December 31, 2014, which we expect to pay in 2015.

        New York Health Benefits Exchange Exit—During the fourth quarter of 2014, we made the decision to discontinue our participation in the Exchange, effective January 1, 2015. In connection with this

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

22. OTHER OPERATIONAL DISCLOSURES (Continued)

decision, at December 31, 2014, we accrued $0.8 million related to certain contractual charges we are committed to paying in 2015 related to the Exchange.

        Facility Consolidation—We had several leased properties that were vacated in connection with the closure of our Career Agency operations in 2011, resulting in a charge of $250,000 related to our remaining lease obligations on those properties. We continue to amortize this balance against actual lease payments.

        A summary of our restructuring liability balance as of December 31, 2014, 2013, and 2012 and restructuring activity for the years then ended is as follows:

	Segment	January 1, Balance	Charge to Earnings(1)	Cash Paid	Non-cash	December 31, Balance
		(in thousands)
2014
Workforce reduction	Corporate & Other	$6,246	$2,005	$(4,521)	$—	$3,730
NY Exchange exit	Corporate & Other	—	804	—	—	804
Facility consolidation	Traditional	222	—	—	(116)	106

Total		$6,468	$2,809	$(4,521)	$(116)	$4,640

2013
Workforce reduction	Corporate & Other	$3,800	$7,209	$(4,080)	$(683)	$6,246
Facility consolidation	Corporate & Other	130	—	—	(130)	—
Facility consolidation	Traditional	334	—	—	(112)	222

Total		$4,264	$7,209	$(4,080)	$(925)	$6,468

2012
Workforce reduction	Corporate & Other	$3,995	$4,109	$(1,995)	$(2,309)	$3,800
Facility consolidation	Corporate & Other	250	—	—	(120)	130
Facility consolidation	Traditional	443	—	—	(109)	334

Total		$4,688	$4,109	$(1,995)	$(2,538)	$4,264

(1)
Included in Other operating costs and expenses in our consolidated statements of operations.

        Special Cash Dividend:    On August 1, 2013, the Board of Directors approved the payment of a special cash dividend of $1.60 per share, payable on August 19, 2013 to shareholders of record as of August 12, 2013. The total dividend payment was $142.1 million of which $139.9 million was paid on August 19, 2013. We also established a $2.2 million dividend payable liability to record amounts expected to be paid in the future to holders of our restricted stock as such shares vest. This liability was $1.2 million and $2.1 million at December 31, 2014 and 2013, respectively, and is included in other liabilities in the consolidated balance sheets. In addition, pursuant to the terms of our 2011 Equity Award Plan, the exercise price on outstanding stock options was reduced by the amount of the dividend. This dividend is a liquidating dividend and was recorded as a reduction of additional paid-in capital.

        Unconsolidated Subsidiaries:    We account for our participation in the ACOs using the equity method. Gains and losses from our participation in the ACOs are reported as equity in losses of

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

22. OTHER OPERATIONAL DISCLOSURES (Continued)

unconsolidated subsidiaries in the consolidated statements of operations. Our net investment in the ACOs is reported in other assets in the consolidated balance sheets. During the years ended December 31, 2014, 2013 and 2012, we recognized $10.8 million, $33.6 million and $10.2 million, respectively, of losses from our ACO arrangements, primarily related to operating expenses and start-up costs.

        During September 2014, we received notice that the ACOs we formed in partnership with primary care physicians and other healthcare professionals generated $66 million in total program savings for CMS, as part of the Medicare Shared Savings Program for the first performance year of the MSSP (2012 and 2013). Of our 30 ACOs with start dates in 2012 and 2013, the results showed that:

  •
  3 ACOs, serving more than 56,000 Medicare beneficiaries and including our largest ACO in Houston, generated savings in excess of their Minimum Savings Rate and therefore, qualified to share those savings with CMS;

  •
  11 ACOs, serving more than 120,000 Medicare beneficiaries, generated savings but fell below their Minimum Savings Rate required to share savings with CMS;

  •
  8 ACOs were within 2 percent of their benchmark;

  •
  8 ACOs were 2 percent or more above their benchmark; and

  •
  All ACOs met CMS's quality reporting standards.

        The three ACOs qualifying for savings received payments of $20.4 million, part to be shared between the physicians of those ACOs and us and part to be used by us to reimburse a portion of the costs that we had incurred. Our share of these savings, including expense recovery, amounted to $13.4 million, which is reflected in equity in losses of unconsolidated subsidiaries in our consolidated statements of operations. We received these payments in October 2014. We did not recognize any shared savings revenue in 2013 or 2012.

        For additional information on the ACOs, see Note 1—Organization and Company Background and Note 2—Basis of Presentation. The condensed financial information for 100% of our unconsolidated ACOs is as follows:

	December 31,
	2014	2013
	(in thousands)
Total assets	$152	$—

Total liabilities	$56,091	$43,605

	For the year ended December 31,
	2014	2013	2012
	(in thousands)
Total revenue	$20,357	$—	$—
Total expenses	31,168	33,602	10,222

Loss	$(10,811)	$(33,602)	$(10,222)

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

22. OTHER OPERATIONAL DISCLOSURES (Continued)

  Supplemental Cash Flow Information:

	2014	2013	2012
	(in thousands)
Cash paid for interest	$6,229	$6,609	$6,125

Cash (received) paid for income taxes	$(357)	$18,974	$4,372

23. COMMITMENTS AND CONTINGENCIES

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

        On October 22, 2013, we filed a lawsuit in the United States District Court for the District of Delaware against funds affiliated with the private equity firm GTCR ("GTCR"), David Katz, a former managing director of GTCR, and former senior management of APS Healthcare (Gregory Scott, Jerome Vaccaro and John McDonough, all such defendants, collectively, the "Defendants"). The lawsuit, which alleges securities fraud, multiple material breaches of contract and common law fraud, seeks substantial damages, including punitive damages. The lawsuit arises out of our acquisition of APS Healthcare from GTCR in March 2012. The Defendants filed a motion to dismiss the complaint. In a decision issued on July 24, 2014, the court denied the motion with respect to the breach of contract claim. The court granted the motion with respect to the securities fraud claims and portions of the common law fraud claims on the ground that they did not provide enough detail about each Defendant's specific role in the alleged fraud. On September 22, 2014, the Company filed an Amended Complaint to provide additional details regarding each Defendant's role in the alleged fraud. We are awaiting a decision from the court on the Defendant's motion to dismiss.

  Government Regulations

        Laws and regulations governing Medicare, Medicaid and other state and federal healthcare and insurance programs are complex and subject to significant interpretation. As part of the ACA, CMS, State regulatory agencies and other regulatory agencies have been exercising increased oversight and regulatory authority over our Medicare and other businesses. Compliance with such laws and regulations is subject to CMS audit, other governmental review and investigation and significant and complex interpretation. CMS audits our Medicare Advantage plans with regularity to ensure we are in compliance with applicable laws, rules, regulations and CMS instructions. There can be no assurance that we will be found to be in compliance with all such laws, rules and regulations in connection with these audits, reviews and investigations, and at times we have been found to be out of compliance. Failure to be in compliance can subject us to significant regulatory action including significant fines,

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

23. COMMITMENTS AND CONTINGENCIES (Continued)

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

        Certain of our subsidiaries provide products and services to various government agencies. As a government contractor, we are subject to the terms of the contracts we have with those agencies and applicable laws governing government contracts. As such, we may be subject to false claim act litigation (also known as qui tam litigation) brought by individuals who seek to sue on behalf of the government, alleging that the government contractor submitted false claims to the government. In 2014 and 2015, Innovative Resources Group, LLC ("IRG"), a subsidiary of APS Healthcare, resolved three false claims act matters relating to IRG's historical contracts in Missouri, Tennessee and Nevada. It is possible that IRG, other APS Healthcare subsidiaries or other Universal American companies could be the subject of additional false claims act investigations and litigation in the future that could have a material adverse effect on our business and results of operations.

  Lease Obligations

        We are obligated under lease agreements for our corporate headquarters located in White Plains, New York, as well as offices in Lake Mary, Florida; Houston, Texas; Syracuse, New York; Brookfield, Wisconsin; Columbia, Maryland and Mechanicsburg, Pennsylvania. In addition, we maintain other smaller, local offices to support Medicaid contracts. Rent expense was $12.4 million, $13.9 million, and $12.6 million for the years ended December 31, 2014, 2013 and 2012, respectively. Annual minimum rental commitments, subject to escalation, under non-cancelable operating lease (in thousands) are as follows:

2015	$9,813
2016	7,524
2017	5,372
2018	3,207
2019	1,412
Thereafter	2,456

Total	$29,784

24. BUSINESS SEGMENT INFORMATION

        As a result of the growth of our ACOs and Total Care, we have modified the way we manage and report our business. Our Medicare Advantage and Traditional Insurance segments remain unchanged; however, we have split our ACO and Total Care businesses from the Corporate & Other segment to form two new segments—Management Services Organization, or MSO, and Medicaid, respectively. We will continue to report the activities of our holding company, the operations of APS Healthcare and other ancillary operations in our Corporate & Other segment. We have made reclassifications to confirm prior year amounts to the current year presentation.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

24. BUSINESS SEGMENT INFORMATION (Continued)

        A description of our business segments is as follows:

        Medicare Advantage—The Medicare Advantage segment contains the operations of our initiatives in managed care for seniors.

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

  •
  In connection with the HMOs, we operate separate Medicare Advantage Management Service Organizations, that manage that business and affiliated Independent Physician Associations or IPAs. We participate in the net results derived from these affiliated IPAs.

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

        MSO—Our MSO segment supports our physician partnerships in the development of value-based healthcare models, such as ACOs, with a variety of capabilities and resources including technology, analytics, clinical care coordination, regulatory compliance and program administration. This segment includes our CHS subsidiary and affiliated ACOs that were formerly included in our Corporate & Other segment. CHS works with physicians and other healthcare professionals to operate ACOs under the Medicare Shared Savings Program. As of January 1, 2015 we had twenty-four active ACOs in ten states previously approved for participation in the program by CMS. Based on data provided by CMS, these twenty-four ACOs currently include approximately 3,800 participating providers with approximately 285,000 assigned Medicare fee-for-service beneficiaries, both within and outside our current Medicare Advantage footprint, including southeast Texas and upstate New York. CHS provides these ACOs with care coordination, analytics and reporting, technology and other administrative capabilities to enable participating providers to deliver better care and lower healthcare costs for their Medicare fee-for-service beneficiaries. The Company provides funding to CHS to support the operating activities of CHS and the ACOs.

        Medicaid—The Medicaid segment includes the operations of our Total Care Medicaid health plan, which we acquired on December 1, 2013. Formerly included in our Corporate & Other segment, Total Care provides Medicaid managed care services to approximately 40,000 members in upstate New York. Total Care also participates in Child Health Plus and Family Health Plus programs for low-income, uninsured children and adults.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

24. BUSINESS SEGMENT INFORMATION (Continued)

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

        We report intersegment revenues and expenses on a gross basis in each of the operating segments but eliminate them in the consolidated results. These intersegment revenues and expenses affect the amounts reported on the individual financial statement line items, but we eliminate them in consolidation and they do not change income before taxes. The most significant items eliminated are intersegment revenue and expense relating to commissions earned by agency subsidiaries in our Corporate & Other segment from insurance subsidiaries in our Traditional segment and in 2013 for services provided by APS Healthcare to our Medicare Advantage segment.

        Financial data by segment, with a reconciliation of segment revenues and segment income (loss) before income taxes to total revenue and (loss) income from continuing operations before income taxes in accordance with U.S. generally accepted accounting principles is as follows:

	2014		2013		2012
	Revenues	Income(Loss) Before Income Taxes	Revenues	Income(Loss) Before Income Taxes	Revenues	Income(Loss) Before Income Taxes
	(in thousands)
Medicare Advantage	$1,409,375	$47,800	$1,635,921	$53,467	$1,642,750	$92,775
MSO	—	(30,809)	—	(41,588)	—	(21,654)
Medicaid	178,461	2,635	12,771	(526)	—	—
Traditional Insurance	203,801	2,507	233,204	10,946	262,867	18,065
Corporate & Other	252,651	(54,676)	270,100	(239,398)	264,574	(28,156)
Intersegment revenues	(3,084)	—	(9,293)	—	(9,298)	—
Adjustments to segment amounts:
Net realized (losses) gains(1)	(1,382)	(1,382)	13,863	13,863	16,604	16,604

Total	$2,039,822	$(33,925)	$2,156,566	$(203,236)	$2,177,497	$77,634

(1)
We evaluate the results of operations of our segments based on income (loss) before realized gains and losses and income taxes. Management believes that realized gains and losses are not indicative of overall operating trends.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

24. BUSINESS SEGMENT INFORMATION (Continued)

        Identifiable assets by segment are as follows:

	December 31,
	2014	2013
	(in thousands)
Medicare Advantage	$376,235	$460,950
MSO	32,511	5,789
Medicaid	37,745	25,677
Traditional Insurance	1,193,461	1,219,601
Corporate & Other	855,372	891,435
Intersegment assets(1)	(470,026)	(501,786)

Total assets	$2,025,298	$2,101,666

(1)
Intersegment assets include the elimination of the parent holding company's investment in its subsidiaries as well as the elimination of other intercompany balances.

25. CONDENSED QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

        The quarterly results of operations are presented below. Due to the use of weighted average shares outstanding when determining the denominator for earnings per share, the sum of the quarterly per common share amounts may not equal the full year per common share amounts.

	For the Quarter Ended
2014	December 31,	September 30,	June 30,	March 31,
	(in thousands)
Total revenue	$500,261	$507,519	$519,376	$512,666

(Loss) income before income taxes	$(25,594)	$2,723	$(9,059)	$(1,995)
(Benefit from) provision for income taxes	(13,075)	4,813	749	3,055

Net loss	$(12,519)	$(2,090)	$(9,808)	$(5,050)

Loss per common share:
Basic:	$(0.15)	$(0.03)	$(0.12)	$(0.06)

Diluted:	$(0.15)	$(0.03)	$(0.12)	$(0.06)

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

25. CONDENSED QUARTERLY RESULTS OF OPERATIONS (UNAUDITED) (Continued)

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

26. SUBSEQUENT EVENTS

        Sale of APS Puerto Rico:    On February 4, 2015, we completed the sale of our APS Healthcare Puerto Rico subsidiaries to an affiliate of the Metro Pavia Health System. APS Puerto Rico provides managed behavioral health services under the Government Health Plan Medicaid program under a contract that terminates on March 31, 2015 and had $151 million of revenue in 2014. The purchase price at closing was $26.5 million, which was settled in cash, and is subject to a balance sheet true-up. The transaction is expected to result in a pre-tax realized loss of approximately $0.6 million, or $0.4 million after taxes.

        Loan prepayment:    On March 26, 2015, we gave notice to the participants of our 2012 Credit Facility that we will make a $55 million principal prepayment on our term loan on March 31, 2015. This prepayment will fulfill our obligation to use the proceeds from our recent dispositions that were not reinvested and provide additional restricted payment flexibility under the 2012 Credit Facility. For further information on the recent dispositions and 2012 Credit Facility, see Note 5—Business Combinations and Note 14—Loan Payable, respectively.

Schedule I—Summary of Investments Other Than Investments in Related Parties

UNIVERSAL AMERICAN CORP.

	December 31, 2014
Classification	Par Value	Amortized Cost	Fair Value	Carrying Value
	(in thousands)
U.S. Treasury securities and obligations of U.S. Government	$57,195	$57,264	$57,324	$57,324
Government sponsored agencies	1,500	1,546	1,553	1,553
Other political subdivisions	48,700	52,104	53,476	53,476
Corporate debt securities	349,273	354,852	372,675	372,675
Foreign debt securities	71,512	74,126	76,412	76,412
Residential mortgage-backed securities	157,268	161,043	166,530	166,530
Commercial mortgage-backed securities	78,172	80,634	82,031	82,031
Other asset-backed securities	34,575	35,093	35,452	35,452

Sub-total	$798,195	$816,662	$845,453	845,453

Short-term investments				8,994
Other invested assets				25,920

Total investments				$880,367

	December 31, 2013
Classification	Par Value	Amortized Cost	Fair Value	Carrying Value
	(in thousands)
U.S. Treasury securities and obligations of U.S. Government	$53,675	$53,687	$53,751	$53,751
Government sponsored agencies	10,300	10,400	10,481	10,481
Other political subdivisions	59,465	65,104	65,511	65,511
Corporate debt securities	376,674	382,496	397,600	397,600
Foreign debt securities	89,309	92,044	94,416	94,416
Residential mortgage-backed securities	178,229	182,853	183,216	183,216
Commercial mortgage-backed securities	73,916	76,503	79,055	79,055
Other asset-backed securities	49,762	50,366	49,368	49,368

Sub-total	$891,330	$913,453	$933,398	933,398

Other invested assets				22,575

Total investments				$955,973

Schedule II—Condensed Financial Information of Registrant

UNIVERSAL AMERICAN CORP.
(Parent Company)

CONDENSED BALANCE SHEETS

(in thousands)

	December 31, 2014	December 31, 2013
ASSETS
Cash and cash equivalents	$103,298	$43,066
Investments	4,905	53,887
Short term investments	2,000	—
Investments in subsidiaries at equity	651,555	706,430
Due from affiliates	9,137	11,492
Deferred loan origination fees	2,887	4,639
Income tax receivable	53,909	39,086
Other assets	12,754	9,446

Total assets	$840,445	$868,046

LIABILITIES AND STOCKHOLDERS' EQUITY
Loan payable	$103,447	$103,447
Series A mandatorily redeemable preferred shares	40,000	40,000
Loans payable to affiliates	22,000	22,000
Deferred income tax liability	37,953	27,283
Accounts payable and other liabilities	21,144	7,265
Dividends to Stockholders—Declared/Unpaid	1,436	3,152

Total liabilities	225,980	203,147

Total stockholders' equity	614,465	664,899

Total liabilities and stockholders' equity	$840,445	$868,046

See notes to condensed financial statements.

UNIVERSAL AMERICAN CORP.
(Parent Company)

CONDENSED STATEMENTS OF OPERATIONS

(in thousands)

	For the Years Ended December 31,
	2014	2013	2012
REVENUES:
Surplus note investment income—affiliated	$—	$—	$20,217
Net investment income—unaffiliated	2,537	436	197
Realized gains on investments	897	8,271	6,600

Total revenues	3,434	8,707	27,014

EXPENSES:
Selling, general and administrative expenses	37,131	33,485	20,886
Stock compensation expense	10,047	7,778	9,242
Interest expense—mandatorily redeemable preferred shares	6,999	6,562	6,238

Total expenses	54,177	47,825	36,366

Loss before income tax benefit and equity in (losses) earnings of subsidiaries	(50,743)	(39,118)	(9,352)
Income tax benefit	23,885	11,062	423

Loss before equity in (losses) earnings of subsidiaries	(26,858)	(28,056)	(8,929)
Equity in (losses) earnings of subsidiaries, net of taxes	(2,609)	(164,270)	61,962

Net (loss) income	$(29,467)	$(192,326)	$53,033

See notes to condensed financial statements.

UNIVERSAL AMERICAN CORP.
(Parent Company)

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Years Ended December 31,
	2014	2013	2012
Cash flows from operating activities:
Net (loss) income	$(29,467)	$(192,326)	$53,033
Adjustments to reconcile net (loss) income to net cash used for operating activities:
Equity in net loss (income) of subsidiaries	2,609	164,270	(61,962)
Realized gains on investments	(897)	(8,271)	(6,600)
Stock based compensation	10,047	7,778	9,242
Amortization of deferred loan origination fees	1,752	1,423	1,162
Change in amounts due to/from subsidiaries	2,355	(25,298)	(33,561)
Change in income taxes receivable	(14,823)	(26,759)	25,692
Deferred income taxes	10,829	25,059	5,888
Change in other assets and liabilities	11,018	(649)	(3,989)

Cash used for operating activities	(6,577)	(54,773)	(11,095)

Cash flows from investing activities:
Proceeds from sale of fixed maturities	67,459	8,271	6,600
Cost of fixed maturity investments acquired	(18,311)	(52,544)	—
Purchase of other invested assets	275	(725)	—
Net change in short-term investments	(2,000)	14,994	(14,994)
Redemption of surplus note due from affiliate	—	—	60,000
Capital contributions to subsidiaries	(34,000)	(11,500)	(8,600)
Dividends from subsidiaries	91,880	243,400	58,900
Purchase of business	—	—	(147,737)
Purchase of agent advances from subsidiaries, net of collections	—	—	5,600

Cash provided by (used for) investing activities	105,303	201,896	(40,231)

Cash flows from financing activities:
Net proceeds from issuance of common stock	(994)	370	5,870
Loan from affiliates	—	22,000	—
Purchase of treasury stock	(36,180)	—	—
Issuance of new debt	—	—	150,000
Payment of debt issue costs	—	(460)	(5,772)
Principal repayment on debt	—	(28,537)	(18,016)
Dividends to stockholders	(1,320)	(141,371)	(100,866)

Cash (used for) provided by financing activities	(38,494)	(147,998)	31,216

Net increase (decrease) in cash and cash equivalents	60,232	(875)	(20,110)
Cash and cash equivalents:
At beginning of year	43,066	43,941	64,051

At end of year	$103,298	$43,066	$43,941

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$6,999	$6,609	$6,125

Income taxes	$22,512	$25,054	$16,160

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

        In the parent company only financial statements, the parent company's investment in subsidiaries is stated at cost plus equity in undistributed earnings of subsidiaries since the date of acquisition less dividends paid to the parent company by the subsidiaries. The parent company's share of net (loss) income of its wholly owned unconsolidated subsidiaries is included in its net (loss) income using the equity method. These parent company only financial statements should be read in conjunction with the Company's consolidated financial statements.

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

        In accordance with ASC 480, Distinguishing Liabilities from Equity, because the issuance of the Series A Preferred Shares imposes an obligation on us requiring the transfer of assets, specifically, cash, at the redemption date, the Series A Preferred Shares are reported as a liability on the consolidated balance sheets, with the related dividends reported as interest expense on the consolidated statements of operations. At December 31, 2014 and 2013, we had accrued $0.7 million of such dividends, recorded in other liabilities in the consolidated balance sheets.

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

  Credit Facility Amendment

        On November 4, 2013, we entered into an amendment to our 2012 Credit Facility. The amendment, which was effective beginning with the quarter ended September 30, 2013, suspends certain financial covenants, including the consolidated leverage and debt service ratios, replacing them with total debt to capitalization and minimum liquidity ratios. As of December 31, 2014, and throughout the entire amendment period, we were in compliance with all financial covenants, as amended. These new financial covenants terminated December 31, 2014 and effective January 1, 2015 the original financial covenants were reinstated.

        In connection with the amendment, we had prepaid all scheduled 2013 and 2014 principal payments, including the final 2013 payment due December 31, 2013 of $3.6 million and all 2014 scheduled payments totaling $14.3 million. We also paid fees and expenses of approximately $0.5 million, which we had capitalized in other assets and amortized over the term of the amendment.

        Our obligations under the Credit Agreement are secured by a first priority security interest in 100% of the capital stock of the Company's material subsidiaries and are also guaranteed by certain of our subsidiaries.

        The 2012 Credit Facility bears interest at rates equal to, at our election, LIBOR or the base rate, plus an applicable margin that varies based on our consolidated leverage ratio from 1.75% to 2.50%, in the case of LIBOR loans, and from 0.75% to 1.50% in the case of base rate loans. Effective December 31, 2014, the interest rate on the term loan portion of the 2012 Credit Facility was 2.76%, based on a spread of 2.50% above LIBOR.

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

2012 Credit Facility (in thousands)
2015	$14,269
2016	14,269
2017	74,909

$103,447

        We are required to ratably apply any future prepayments through the remaining scheduled repayments.

  Principal and Interest Payments

        During the year ended December 31, 2014, we made interest payments totaling $2.8 million and other fee payments totaling $0.5 million. We were not required to make any principal payments as all scheduled 2014 principal payments, totaling $14.3 million, were prepaid in 2013, in connection with the amendment of our credit facility on November 4, 2013. Currently, there is a bullet payment of $74.9 million due in 2017. However, as a result of the recent subsidiary sale activity, under the 2012 Credit Facility, we have twelve months from receipt of the proceeds to either reinvest those proceeds or make a principal prepayment. If the proceeds are not reinvested, we would need to make prepayments totaling approximately $38 million by February 2016. We have elected to prepay $55 million on March 31, 2015, which will fulfill this obligation and provide additional restricted payment flexibility under the 2012 Credit Facility. We are required to ratably apply this prepayment and any other future prepayments through the remaining scheduled repayments, which would change the amount of the quarterly and bullet payments through 2017.

4. LOANS FROM AFFILIATES

        In the fourth quarter of 2013, we borrowed $13.0 million and $9.0 million from our insurance company subsidiaries, American Progressive and Pyramid Life, respectively, for general corporate purposes. Both accrue interest at 3.5% and will be paid quarterly. The American Progressive loan matures June 30, 2016 and the Pyramid Life loan matures December 31, 2016. Both are repayable at any time without penalty.

5. SPECIAL DIVIDEND

        On August 1, 2013, the Board of Directors approved the payment of a special cash dividend of $1.60 per share, payable on August 19, 2013 to shareholders of record as of August 12, 2013. The total dividend payment was $142.1 million of which $139.9 million was paid on August 19, 2013. We also established a $2.2 million dividend payable liability to record amounts expected to be paid in the future to holders of our restricted stock as such shares vest. This liability was $2.1 million at December 31, 2013 and is included in accounts payable and other liabilities in the condensed balance sheets. In

UNIVERSAL AMERICAN CORP.
(Parent Company)

NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)

5. SPECIAL DIVIDEND (Continued)

addition, pursuant to the terms of our 2011 Equity Award Plan, the exercise price on outstanding stock options was reduced by the amount of the dividend. This dividend is a liquidating dividend and was recorded as a reduction of additional paid-in capital.

Schedule III—SUPPLEMENTAL INSURANCE INFORMATION
UNIVERSAL AMERICAN CORP.
(in thousands)

	Deferred Acquisition Costs	Reserves for Future Policy Benefits	Unearned Premiums	Policy and Contract Claims	Net Premium Earned	Net Investment Income	Policyholder Benefits	Net Change in DAC	Other Operating Expense
2014
Medicare Advantage	$—	$—	$—	$94,704	$1,393,444	$15,013	$1,171,002	$—	$190,572
MSO	—	—	—	—	—	—	—	—	13,016
Medicaid	—	—	—	13,583	178,288	173	160,827	—	15,000
Traditional Insurance	77,814	957,638	—	38,599	185,947	16,184	144,172	12,322	44,800
Corporate & Other	—	—	—	11,261	156,737	3,114	137,575	—	169,752
Intersegment and other adjustments	—	—	—	—	—	(771)	—	—	(3,084)

Segment Total	$77,814	$957,638	$—	$158,147	$1,914,416	$33,713	$1,613,576	$12,322	$430,056

2013
Medicare Advantage	$—	$—	$—	$123,791	$1,617,176	$18,572	$1,376,960	$—	$205,494
MSO	—	—	—	—	—	—	—	—	7,986
Medicaid	—	—	—	9,550	12,771	—	11,684	—	1,613
Traditional Insurance	90,136	982,749	—	39,968	213,920	17,671	160,745	12,629	48,885
Corporate & Other	—	—	—	5,396	157,442	560	135,207	—	374,291
Intersegment and other adjustments	—	—	—	—	—	(66)	—	—	(9,294)

Segment Total	$90,136	$982,749	$—	$178,705	$2,001,309	$36,737	$1,684,596	$12,629	$628,975

2012
Medicare Advantage	$—	$—	$—	$115,612	$1,619,336	$23,231	$1,332,044	$—	$217,931
MSO	—	—	—	—	—	—	—	—	11,432
Medicaid	—	—	—	—	—	—	—	—	—
Traditional Insurance	102,765	983,762	—	45,577	241,904	18,905	186,246	5,418	53,138
Corporate & Other	—	—	—	8,822	128,573	261	106,263	—	186,466
Intersegment and other adjustments	—	—	—	—	—	—	—	—	(9,297)

Segment Total	$102,765	$983,762	$—	$170,011	$1,989,813	$42,397	$1,624,553	$5,418	$459,670

Universal American Corp.

Schedule V

Valuation and Qualifying Accounts

	Balance Jan 1	Charges/ (Recoveries) in Consolidated Statement of Operations	Write-offs Against Allowance	Acquisition and Other Adjs.	Balance Dec 31
	(in thousands)
2014
Advances to agents(1)	$56,985	$(6,071)	$(3,941)	$—	$46,973
Other assets(2)	27,898	—	(8,118)	(66)	19,714
Valuation allowance for deferred taxes	11,315	4,025	—	126	15,466
2013
Advances to agents	$56,975	$521	$(511)	$—	$56,985
Other assets(2)	28,391	5,718	(7,005)	794	27,898
Valuation allowance for deferred taxes	7,366	4,349	—	(400)	11,315
2012
Advances to agents	$57,731	$—	$(1,145)	$389	$56,975
Other assets(2)	59,458	2,540	(33,995)	388	28,391
Valuation allowance for deferred taxes	1,888	2,360	—	3,118	7,366

(1)
Amount reported as recoveries in the consolidated statement of operations represents advances to agents previously written off.

(2)
Represents valuation account on receivables related to Medicare Advantage products.