Form 10-K/A
period 2014-12-31
UNIVERSAL AMERICAN CORP.
filed 2015-03-31
CIK 1514128

Use these links to rapidly review the document

PART IV
UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

AMENDMENT NO. 1

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

EXPLANATORY NOTE

        This Amendment No. 1 on Form 10-K/A (this "Form 10-K/A") to the Annual Report on Form 10-K of Universal American Corp. (the "Company") for the year ended December 31, 2014, initially filed with the Securities and Exchange Commission (the "SEC") on March 30, 2015 (the "Original Filing"), is being filed for the sole purpose of correcting a typographical error contained in the Report of Independent Registered Public Accounting Firm on our consolidated financial statements included in the Original Filing. As filed, the Report of Independent Registered Public Accounting Firm in the Original Filing inadvertently included incorrect dates in the first and last paragraphs.

        In addition, pursuant to the rules of the SEC, the exhibit list included in Item 15 of Part IV of the Original Filing has been amended to contain currently-dated certifications from the Company's Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. The certifications of the Company's Chief Executive Officer and Chief Financial Officer are attached as exhibits to this Form 10-K/A.

        Except as described above, this Form 10-K/A does not amend or update any other information contained in the Original Filing. We have included a complete copy of the Original Filing, as amended per above, in this filing.

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

UNIVERSAL AMERICAN CORP.
March 31, 2015	/s/ RICHARD A. BARASCH Richard A. Barasch Chairman of the Board and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the following capacities and on the dates indicated.

Signature	Title	Date

/s/ RICHARD A. BARASCH Richard A. Barasch	Chairman of the Board, Chief Executive Officer and Director (Principal Executive Officer)	March 31, 2015
/s/ ROBERT A. WAEGELEIN Robert A. Waegelein	President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 31, 2015
/s/ SALLY W. CRAWFORD Sally W. Crawford	Director	March 31, 2015
/s/ MATTHEW W. ETHERIDGE Matthew W. Etheridge	Director	March 31, 2015
/s/ MARK K. GORMLEY Mark K. Gormley	Director	March 31, 2015
/s/ MARK M. HARMELING Mark M. Harmeling	Director	March 31, 2015
/s/ PATRICK J. MCLAUGHLIN Patrick J. McLaughlin	Director	March 31, 2015

Signature	Title	Date

/s/ RICHARD C. PERRY Richard C. Perry	Director	March 31, 2015
/s/ THOMAS A. SCULLY Thomas A. Scully	Director	March 31, 2015
/s/ ROBERT A. SPASS Robert A. Spass	Director	March 31, 2015
/s/ GEORGE E. SPERZEL George E. Sperzel	Director	March 31, 2015
/s/ SEAN M. TRAYNOR Sean M. Traynor	Director	March 31, 2015

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

        Other schedules were omitted because they were not applicable.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
Universal American Corp.

        We have audited the accompanying consolidated balance sheets of Universal American Corp. and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive (loss) income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2014. Our audits also included the financial statement schedules listed in the Index at Item 15(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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