Form 10-Q
period 2015-03-31
UNIVERSAL AMERICAN CORP.
filed 2015-05-05
CIK 1514128

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
OR
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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

        Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Class of Common Stock	Outstanding at April 30, 2015
Non-voting, par value $0.01 per share	3,300,000 shares
Voting, par value $0.01 per share	80,733,013 shares

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

PART I

ITEM 1—FINANCIAL STATEMENTS

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	March 31, 2015	December 31, 2014
	Unaudited
ASSETS
Investments:
Fixed maturities available for sale, at fair value (amortized cost: 2015, $785,671; 2014, $816,662)	$819,261	$845,453
Short-term investments	1,500	8,994
Other invested assets	26,356	25,920

Total investments	847,117	880,367
Cash and cash equivalents	77,425	127,985
Accrued investment income	7,122	6,424
Deferred policy acquisition costs	74,530	77,814
Reinsurance recoverables—life	491,965	498,468
Reinsurance recoverables—health	137,003	136,805
Due and unpaid premiums	66,523	55,586
Present value of future profits and other amortizing intangible assets	12,933	14,010
Goodwill and other indefinite lived intangible assets	73,261	73,261
Deferred income tax asset	23,287	18,039
Income taxes receivable	13,299	31,085
Other assets	118,190	105,454

Total assets	$1,942,655	$2,025,298

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Reserves and other policy liabilities—life	$509,154	$514,440
Reserves for future policy benefits—health	452,587	453,784
Policy and contract claims—health	133,105	147,561
Premiums received in advance	5,315	6,093
Series A mandatorily redeemable preferred shares	40,000	40,000
Loan payable	44,880	103,447
Amounts due to reinsurers	4,855	4,196
Other liabilities	130,052	141,312

Total liabilities	1,319,948	1,410,833

Commitments and contingencies (Note 8)
STOCKHOLDERS' EQUITY
Preferred stock (Authorized: 40 million shares)	—	—
Common stock—voting (Authorized: 400 million shares; issued and outstanding: 2015, 80.7 million shares; 2014, 80.4 million shares)	807	804
Common stock—non-voting (Authorized: 60 million shares; issued and outstanding: 3.3 million shares)	33	33
Additional paid-in capital	670,570	667,026
Accumulated other comprehensive income	15,184	12,648
Retained deficit	(63,887)	(66,046)

Total stockholders' equity	622,707	614,465

Total liabilities and stockholders' equity	$1,942,655	$2,025,298

See Notes to unaudited Consolidated Financial Statements.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share amounts)

	For the three months ended March 31,
	2015	2014
Revenues:
Net premium and policyholder fees earned	$412,863	$481,654
Net investment income	7,432	8,022
Fee and other income	24,380	21,943
Net realized gains	147	1,047

Total revenues	444,822	512,666

Benefits, claims and expenses:
Claims and other benefits	354,158	396,771
Change in deferred policy acquisition costs	3,284	3,021
Amortization of intangible assets	1,077	1,315
Commissions	5,390	7,280
Reinsurance commissions and expense allowances	1,687	1,942
Interest expense	1,557	1,542
Affordable Care Act fee	7,093	5,428
Other operating costs and expenses	70,066	89,040

Total benefits, claims and expenses	444,312	506,339

Income before equity in losses of unconsolidated subsidiaries	510	6,327
Equity in losses of unconsolidated subsidiaries	(7,435)	(8,322)

Loss before income taxes	(6,925)	(1,995)
(Benefit from) provision for income taxes	(9,079)	3,055

Net income (loss)	$2,154	$(5,050)

Income (loss) per common share:
Basic	$0.03	$(0.06)

Diluted	$0.03	$(0.06)

Weighted average shares outstanding:
Basic weighted average shares outstanding	82,019	87,542
Effect of dilutive securities	1,363	—

Diluted weighted average shares outstanding	83,382	87,542

See Notes to unaudited Consolidated Financial Statements.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(in thousands)

	For the three months ended March 31,
	2015	2014
Comprehensive income (loss):
Net income (loss)	$2,154	$(5,050)
Other comprehensive income, net of income taxes:
Unrealized gain on investments	3,588	5,572
Less: reclassification adjustment for gains included in net loss	329	681

Change in net unrealized gain on securities available for sale	3,259	4,891
Change in long-term claim reserve adjustment	(723)	(1,150)

Total other comprehensive income, net of income taxes	2,536	3,741

Comprehensive income (loss)	$4,690	$(1,309)

See Notes to unaudited Consolidated Financial Statements.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Unaudited)

(in thousands)

	Common Stock			Accumulated Other Comprehensive Income
			Additional Paid-in Capital		Retained Deficit
	Voting	Non-Voting				Total
2014
Balance at January 1, 2014	$855	$33	$693,329	$7,329	$(36,647)	$664,899
Net loss	—	—	—	—	(5,050)	(5,050)
Other comprehensive income	—	—	—	3,741	—	3,741
Net issuance of common stock	11	—	7,432	—	—	7,443
Stock-based compensation	—	—	1,131	—	—	1,131
Dividends to stockholders	—	—	129	—	38	167

Balance at March 31, 2014	$866	$33	$702,021	$11,070	$(41,659)	$672,331

2015
Balance at January 1, 2015	$804	$33	$667,026	$12,648	$(66,046)	$614,465
Net income	—	—	—	—	2,154	2,154
Other comprehensive income	—	—	—	2,536	—	2,536
Net issuance of common stock	3	—	2,074	—	—	2,077
Stock-based compensation	—	—	1,303	—	—	1,303
Dividends to stockholders	—	—	167	—	5	172

Balance at March 31, 2015	$807	$33	$670,570	$15,184	$(63,887)	$622,707

See Notes to unaudited Consolidated Financial Statements.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	For the three months ended March 31,
	2015	2014
Operating activities:
Net income (loss)	$2,154	$(5,050)
Adjustments to reconcile net income (loss) to cash used for operating activities, net of balances acquired:
Deferred income taxes	(6,614)	1,288
Net realized gains on investments	(507)	(1,047)
Realized losses on sale of business	360	—
Amortization of intangible assets	1,077	1,315
Amortization of debt issuance costs	1,125	438
Net amortization of bond premium	1,149	1,234
Depreciation expense	1,392	1,971
Stock based compensation expense	3,292	2,540
Changes in operating assets and liabilities:
Affordable Care Act fee	7,093	5,428
Deferred policy acquisition costs	3,284	3,021
Reserves and other policy liabilities—life	(5,286)	(3,146)
Reserves for future policy benefits—health	(2,310)	(3,112)
Policy and contract claims—health	(5,312)	(6,417)
Reinsurance balances	6,964	6,728
Due and unpaid/advance premium, net	(11,715)	(24,577)
Income taxes receivable	16,635	2,843
Other, net	(29,946)	(314)

Cash used for operating activities	(17,165)	(16,857)
Investing activities:
Proceeds from sale, maturity, call, paydown or redemption of fixed maturity investments	68,589	97,455
Cost of fixed maturity investments acquired	(38,241)	(33,122)
Sale and maturity of short-term investments	7,494	—
Sale of business, net of cash sold	(7,396)	—
Purchase of fixed assets	(1,315)	(1,605)
Other investing activities	(3,701)	(3,808)

Cash provided by investing activities	25,430	58,920
Financing activities:
Net proceeds from issuance of common stock, net of tax effect	267	388
Dividends paid to stockholders	(525)	(1,138)
Principal payment on loan payable	(58,567)	—

Cash used for financing activities	(58,825)	(750)

Net (decrease) increase in cash and cash equivalents	(50,560)	41,313
Cash and cash equivalents at beginning of period	127,985	69,574

Cash and cash equivalents at end of period	$77,425	$110,887

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

        Through our Medicare Advantage subsidiaries, we sell Medicare Coordinated Care Plan products in Texas, which we call HMOs, and sell Medicare Coordinated Care products in New York and Maine that are built around contracted networks of providers, which we call PPOs and Medicare Advantage private fee-for-service products, known as PFFS Plans.

        Our subsidiary, Collaborative Health Systems, LLC, also known as CHS, works with physicians and other healthcare professionals to operate Accountable Care Organizations, or ACOs, under the Medicare Shared Savings Program ("Shared Savings Program"). During the first quarter of 2015, we added one new ACO. As of March 31, 2015, we had twenty-five active ACOs in eleven states previously approved for participation in the program by the Centers for Medicare & Medicaid Services, known as CMS. Based on data provided by CMS, these twenty-five ACOs currently include approximately 4,200 participating providers with approximately 292,000 assigned Medicare fee-for-service beneficiaries, both within and outside our current Medicare Advantage footprint, including southeast Texas and upstate New York. CHS provides these ACOs with care coordination, analytics and reporting, technology and other administrative capabilities to enable participating providers to deliver better care and lower healthcare costs for their Medicare fee-for-service beneficiaries. The Company provides funding to CHS to support the operating activities of CHS and the ACOs.

        We operate the Total Care Medicaid managed care plan which provides Medicaid managed care services in upstate New York, currently serving approximately 40,000 members in Syracuse and surrounding areas.

        We discontinued marketing and selling Traditional insurance products, consisting of Medicare supplement products, fixed benefit accident and sickness insurance and senior life insurance after June 1, 2012. However, we continue to manage the block as the policies remain in force over the renewal period.

        Our APS Healthcare subsidiaries provide specialty health services focused on behavioral health benefits, disease and condition management, and quality review and improvement services to government agencies, such as state Medicaid programs, commercial health plans, employers and unions. On February 4, 2015, we completed the sale of our APS Healthcare Puerto Rico subsidiaries. See Note 10—Other Disclosures for further details. On May 1 2015, we completed the sale of our APS domestic subsidiaries. See note 11—Subsequent Event for further details.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

2. BASIS OF PRESENTATION

        We have prepared the accompanying Consolidated Financial Statements in conformity with U.S. generally accepted accounting principles, or U.S. GAAP, for interim reporting in accordance with Article 10 of the Securities and Exchange Commission's Regulation S-X. Accordingly, they do not include all of the disclosures normally required by U.S. GAAP or those normally made in an Annual Report on Form 10-K. For our insurance and HMO subsidiaries, U.S. GAAP differs from statutory accounting practices prescribed or permitted by regulatory authorities. We have eliminated all material intercompany transactions and balances. The interim financial information in this report is unaudited, but in the opinion of management, includes all adjustments, including normal, recurring adjustments necessary to present fairly the financial position and results of operations for the periods reported. The results of operations for the three months ended March 31, 2015 and 2014 are not necessarily indicative of the results to be expected for the full year.

        Unconsolidated Subsidiaries:    We have entered into agreements with various healthcare providers to establish ACOs. These ACOs were generally formed as Limited Liability Companies. We own a majority interest in our ACOs but do not consolidate them because we share the power to direct the activities that most significantly impact the ACOs. Our share of the income of an ACO is generally 50% and our share of losses of an ACO is generally 100%. In the event of losses, we have the right to receive 100% of subsequent profits until our losses are recovered. Any remaining revenue are generally shared at 50%.

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

        Reclassifications:    As a result of the growth of our ACOs and Total Care, effective with the filing of our December 31, 2014 Form10-K/A, we have modified the way we manage and report our business. Our Medicare Advantage and Traditional Insurance segments remain unchanged; however, we have split our ACO and Total Care businesses from the Corporate & Other segment to form two new segments—Management Services Organization, or MSO, and Medicaid, respectively. We will continue to report the activities of our holding company, the operations of APS Healthcare through their sale dates and other ancillary operations in our Corporate & Other segment. For segment reporting, we have made reclassifications to conform prior period amounts to the current period presentation.

        Significant Accounting Policies:    For a description of existing significant accounting policies, see Note 3—Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K/A for the year ended December 31, 2014 and Note 3—Recently Issued and Pending Accounting Pronouncements herein.

3. RECENTLY ISSUED AND PENDING ACCOUNTING PRONOUNCEMENTS

        Simplifying the Presentation of Debt Issuance Costs:    In April 2015, the Financial Accounting Standards Board issued Accounting Standards Update, or ASU, 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. There is no change in recognition and measurement guidance for debt issuance costs.

        ASU 2015-03 is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years, with early adoption permitted. Adoption of ASU 2015-03 will not have an impact on our financial position, results of operations or cash flows in future periods, but will require us to reclassify debt issuance costs, which are currently included in other assets in our consolidated balance sheets and total approximately $1.8 million at March 31, 2015, as a reduction of our debt liabilities.

        Consolidation:    In February 2015, the FASB issued ASU 2015-02, Amendments to the Consolidation Analysis. The amendments in this ASU affect reporting entities that are required to evaluate whether they should consolidate certain legal entities. All legal entities are subject to reevaluation under the revised consolidation model. The amendments modify the evaluation of whether limited partnerships and similar legal entities are variable interest entities, known as VIEs, or voting interest entities and affect the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships. ASU 2015-02 is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years, with early adoption permitted. We are currently evaluating ASU 2015-02 and do not expect that adoption will have an impact on our financial position, results of operations or cash flows in future periods.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

3. RECENTLY ISSUED AND PENDING ACCOUNTING PRONOUNCEMENTS (Continued)

        Discontinued Operations and Disclosure of Disposals of Components of an Entity:    In April 2014, the FASB issued ASU 2014-08, Reporting Discontinued Operations and Disclosure of Disposals of Components of an Entity, which provides guidance on the presentation and disclosure of discontinued operations and added disclosure requirements for other disposal transactions. ASU 2014-08 is effective for annual periods beginning on or after December 15, 2014, and interim periods within those years, and is applied prospectively. We adopted ASU 2014-08 effective January 1, 2015. Adoption did not have an impact on our financial position, results or operations or cash flows.

4. INVESTMENTS

        The amortized cost and fair value of fixed maturity investments are as follows:

	March 31, 2015
Classification	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
U.S. Treasury securities and U.S. Government obligations	$51,386	$227	$(118)	$51,495
Government sponsored agencies	1,543	27	—	1,570
Other political subdivisions	48,738	1,567	(10)	50,295
Corporate debt securities	355,217	21,025	(182)	376,060
Foreign debt securities	75,092	2,789	(262)	77,619
Residential mortgage-backed securities	153,010	7,052	(198)	159,864
Commercial mortgage-backed securities	68,196	1,287	(36)	69,447
Other asset-backed securities	32,489	440	(18)	32,911

	$785,671	$34,414	$(824)	$819,261

	December 31, 2014
Classification	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
U.S. Treasury securities and U.S. Government obligations	$57,264	$102	$(42)	$57,324
Government sponsored agencies	1,546	29	(22)	1,553
Other political subdivisions	52,104	1,412	(40)	53,476
Corporate debt securities	354,852	18,151	(328)	372,675
Foreign debt securities	74,126	2,583	(297)	76,412
Residential mortgage-backed securities	161,043	6,229	(742)	166,530
Commercial mortgage-backed securities	80,634	1,451	(54)	82,031
Other asset-backed securities	35,093	384	(25)	35,452

	$816,662	$30,341	$(1,550)	$845,453

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

4. INVESTMENTS (Continued)

        The amortized cost and fair value of fixed maturity investments at March 31, 2015 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
	(in thousands)
Due in 1 year or less	$33,647	$34,087
Due after 1 year through 5 years	239,975	250,269
Due after 5 years through 10 years	183,438	193,701
Due after 10 years	74,916	78,982
Mortgage and asset-backed securities	253,695	262,222

	$785,671	$819,261

        The fair value and unrealized loss as of March 31, 2015 and December 31, 2014 for fixed maturities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are shown below:

	Less than 12 Months		12 Months or Longer		Total
March 31, 2015	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
U.S. Treasury securities and U.S. Government obligations	$8,120	$(112)	$995	$(6)	$9,115	$(118)
Other political subdivisions	—	—	1,476	(10)	1,476	(10)
Corporate debt securities	17,620	(120)	4,592	(62)	22,212	(182)
Foreign debt securities	19,135	(262)	25	—	19,160	(262)
Residential mortgage-backed securities	280	—	20,972	(198)	21,252	(198)
Commercial mortgage-backed securities	5,112	(36)	—	—	5,112	(36)
Other asset-backed securities	6,272	(18)	—	—	6,272	(18)

Total fixed maturities	$56,539	$(548)	$28,060	$(276)	$84,599	$(824)

Total number of securities in an unrealized loss position						49

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

4. INVESTMENTS (Continued)

	Less than 12 Months		12 Months or Longer		Total
December 31, 2014	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
U.S. Treasury securities and U.S. Government obligations	$19,706	$(16)	$7,484	$(26)	$27,190	$(42)
Government sponsored agencies	—	—	1,014	(22)	1,014	(22)
Other political subdivisions	3,465	(21)	1,476	(19)	4,941	(40)
Corporate debt securities	34,812	(188)	7,103	(140)	41,915	(328)
Foreign debt securities	16,535	(287)	2,041	(10)	18,576	(297)
Residential mortgage-backed securities	327	(1)	37,571	(741)	37,898	(742)
Commercial mortgage-backed securities	15,526	(54)	—	—	15,526	(54)
Other asset-backed securities	15,279	(25)	—	—	15,279	(25)

Total fixed maturities	$105,650	$(592)	$56,689	$(958)	$162,339	$(1,550)

Total number of securities in an unrealized loss position						87

  Realized Gains and Losses

        Gross realized gains and losses included in the consolidated statements of operations are as follows:

	For the three months ended March 31,
	2015	2014
	(in thousands)
Realized gains on investments:
Fixed maturities	$577	$1,484
Realized losses on investments:
Fixed maturities	(70)	(437)
Realized loss on sale of business(1)	(360)	—

	(430)	(437)

Net realized gains	$147	$1,047

(1)
Represents loss realized upon the sale of APS Puerto Rico. For further discussion of this transaction, see Note 10—Other Disclosures.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

5. FAIR VALUE MEASUREMENTS

        We carry fixed maturity investments and equity securities at fair value in our Consolidated Financial Statements. These fair value disclosures consist of information regarding the valuation of these financial instruments followed by the fair value measurement disclosure requirements of Fair Value Measurements and Disclosures Topic, ASC 820-10. For further discussion, see Note 7—Fair Value Measurements included in our Annual Report on Form 10-K/A for the year ended December 31, 2014.

        The following table presents our recurring fair value measurements by ASC-820-10 hierarchy levels (in thousands):

	Total	Level 1	Level 2	Level 3
March 31, 2015
Assets:
Fixed maturities, available for sale	$819,261	$—	$818,935	$326
Equity securities	14,295	—	14,295	—

Total assets	$833,556	$—	$833,230	$326

December 31, 2014
Assets:
Fixed maturities, available for sale	$845,453	$—	$845,179	$274
Equity securities	14,081	—	14,081	—

Total assets	$859,534	$—	$859,260	$274

        The following table provides a summary of changes in the recurring fair value measurement of our Level 3 financial instruments:

Fixed Maturities
(in thousands)
Fair value as of December 31, 2014	$274
Paydowns	(28)
Unrealized gains included in AOCI(1)(2)	80

Fair value as of March 31, 2015	$326

(1)
AOCI: Accumulated other comprehensive income.

(2)
Unrealized gains represent changes in values of Level 3 financial instruments only for the periods in which the instruments are classified as Level 3.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

6. ACCUMULATED OTHER COMPREHENSIVE INCOME

        The components of accumulated other comprehensive income are as follows (in thousands):

	Net Unrealized Gains on Investments Available for Sale	Gross Unrealized OTTI	Long-Term Claim Reserve Adjustment	Accumulated Other Comprehensive Income
March 31, 2015
Balance as of January 1, 2015	$19,088	$—	$(6,440)	$12,648
Other comprehensive income before reclassifications	3,588	—	(723)	2,865
Less: Amounts reclassified from other comprehensive income	329	—	—	329

Net current-period other comprehensive income	3,259	—	(723)	2,536

Balance as of March 31, 2015	$22,347	$—	$(7,163)	$15,184

March 31, 2014
Balance as of January 1, 2014	$13,909	$(1,107)	$(5,473)	$7,329
Other comprehensive income before reclassifications	5,595	(23)	(1,150)	4,422
Less: Amounts reclassified from other comprehensive income	681	—	—	681

Net current-period other comprehensive income	4,914	(23)	(1,150)	3,741

Balance as of March 31, 2014	$18,823	$(1,130)	$(6,623)	$11,070

        Table amounts are presented net of tax at a rate of 35%.

7. STOCK-BASED COMPENSATION

        In April 2011, we established the Universal American Corp. 2011 Omnibus Equity Award Plan (the "2011 Equity Plan"). The 2011 Equity Plan is the sole active plan for providing equity compensation to eligible employees, directors and other third parties. We issue shares upon the exercise of options granted under the plan. Detailed information for activity in our stock-based incentive plan can be found in Note 19—Stock-Based Compensation in our Annual Report on Form 10-K/A for the year ended December 31, 2014.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

7. STOCK-BASED COMPENSATION (Continued)

        Compensation expense, included in other operating costs and expenses, and the related tax benefit were as follows:

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Stock options	$1,303	$1,131
Restricted stock awards	1,989	1,409

Total stock-based compensation expense	3,292	2,540
Tax benefit recognized(1)	1,152	751

Stock-based compensation expense, net of tax	$2,140	$1,789

(1)
Tax benefit recognized includes the estimated effect of non-deductible compensation costs for the quarter ended March 31, 2014. See Note 10, Other Disclosures—Income Taxes for further information on our treatment of compensation costs for income tax purposes.

  Stock Option Awards

        We recognize compensation cost for share-based payments to employees, directors and other third parties based on the grant date fair value of the award, which we amortize over the grantees' service period in accordance with the provisions of Compensation—Stock Compensation Topic, ASC 718-10. We use the Black-Scholes valuation model to value stock options, except in the case of performance-based stock options, where we use a Monte Carlo valuation approach.

        We estimated the fair value for options granted during the period at the date of grant with the following range of assumptions:

For options granted
2015
Weighted-average grant date fair value	$2.42 - $2.63
Risk free interest rates	1.28% - 1.32%
Dividend yields	0.00%
Expected volatility	34.58% - 34.60%
Expected lives of options (in years)	3.75 - 5.00

        We did not capitalize any cost of stock-based compensation. Future expense may vary based upon factors such as the number of awards granted by us and the then-current fair value of such awards.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

7. STOCK-BASED COMPENSATION (Continued)

        A summary of option activity for the three months ended March 31, 2015 is set forth below:

Options	Options (in thousands)	Weighted Average Exercise Price
Outstanding at January 1, 2015	5,993	$7.37
Granted	560	9.16
Exercised	(214)	7.58
Forfeited or expired	(67)	7.22

Outstanding at March 31, 2015	6,272	$7.52

        The total intrinsic value of stock options (the amount by which the market price of the stock on the date of exercise exceeded the exercise price of the option) exercised was $0.4 million and less than $0.1 million for the three months ended March 31, 2015 and 2014, respectively.

        We received proceeds of $1.6 million and $0.1 million from the exercise of stock options for the three months ended March 31, 2015 and 2014, respectively.

        As of March 31, 2015, the total compensation cost related to non-vested option awards not yet recognized was $6.7 million, which we expect to recognize over a weighted average period of 2.5 years.

  Restricted Stock Awards

        In accordance with our 2011 Equity Plan, we may grant restricted stock to employees, directors and other third parties. These awards generally vest ratably over a four-year period. We generally value restricted stock awards at an amount equal to the market price of our common stock on the date of grant, except in the case of performance-based awards, which we value using a Monte Carlo valuation approach. We recognize compensation expense for restricted stock awards on a straight line basis over the vesting period.

        A summary of non-vested restricted stock award activity for the three months ended March 31, 2015 is set forth below:

Non-Vested Restricted Stock	Shares (in thousands)	Weighted Average Grant-Date Fair Value
Non-vested at January 1, 2015	1,997	$7.90
Granted	654	9.16
Vested	(703)	7.90
Forfeited	(148)	8.12

Non-vested at March 31, 2015	1,800	$8.34

        The fair value of restricted stock vested during the three months ended March 31, 2015 was $6.5 million.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

7. STOCK-BASED COMPENSATION (Continued)

  Tax Benefits of Stock-Based Compensation

        ASC 718-10 requires us to report the benefits of tax deductions in excess of recognized compensation cost of equity awards as a financing cash flow. We recognized $0.3 million and $0.4 million of financing cash flows for these excess tax deductions for the three months ended March 31, 2015 and 2014, respectively.

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

9. BUSINESS SEGMENT INFORMATION

        As of March 31, 2015 our business segments are based on product and consist of:

  •
  Medicare Advantage,

  •
  MSO,

  •
  Medicaid, and

  •
  Traditional Insurance.

        Our remaining segment, Corporate & Other, reflects the activities of our holding company, the operations of APS Healthcare and other ancillary operations. We have made reclassifications to conform prior period amounts to the current period presentation.

        We report intersegment revenues and expenses on a gross basis in each of the operating segments but eliminate them in the consolidated results. These intersegment revenues and expenses affect the amounts reported on the individual financial statement line items, but we eliminate them in consolidation and they do not change income before taxes. The most significant items eliminated are intersegment revenue and expense relating to commissions earned by agency subsidiaries in our Corporate & Other segment from insurance subsidiaries in our Traditional segment and interest on intercompany loans which cross segments.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

9. BUSINESS SEGMENT INFORMATION (Continued)

        Financial data by segment, with a reconciliation of segment revenues and segment income (loss) before income taxes to total revenue and loss before income taxes in accordance with U.S. GAAP is as follows:

	Three months ended March 31,
	2015		2014
	Revenues	Income (loss) before Income Taxes	Revenues	Income (loss) before Income Taxes
	(in thousands)
Medicare Advantage	$307,821	$8,978	$359,775	$24,879
MSO	—	(11,709)	—	(13,099)
Medicaid	46,432	142	39,230	899
Traditional Insurance	49,259	1,309	54,001	(105)
Corporate & Other	42,630	(5,792)	59,400	(15,616)
Intersegment revenues	(1,467)	—	(787)	—
Adjustments to segment amounts:
Net realized gains(1)	147	147	1,047	1,047

Total	$444,822	$(6,925)	$512,666	$(1,995)

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

        For the three months ended March 31, 2015, we determined our income tax provision using our estimated annual effective tax rate based on projected taxable income for the full year for our domestic and foreign jurisdictions. For the three months ended March 31, 2014, we determined our income tax provision using actual year-to-date financial results for our domestic and foreign tax jurisdictions.

        Our effective tax rate was a benefit of 131.1%, resulting in an income tax benefit of $9.1 million, for the quarter ended March 31, 2015 compared with an effective tax rate of 153.1% resulting in an income tax provision of $3.1 million for the quarter ended March 31, 2014.

        For the quarter ended March 31, 2015, the tax benefit was driven primarily by $5.4 million in foreign tax credit carryforwards created in connection with the February 2015 sale of APS Puerto Rico. Excluding the foreign tax credit carryforwards, the effective tax rate was 52.9%, driven by permanent items, including the non-deductible ACA Fee and non-deductible interest expense. State and foreign income taxes also contributed to the variance in the effective tax rate.

        For the quarter ended March 31, 2014, the tax effect of permanent items exceeded the tax effect of our loss from operations, resulting in income tax expense. Permanent items include the non-deductible ACA fee, non-deductible executive compensation and non-deductible interest expense. State and foreign income taxes also contributed to the variance in the effective tax rate.

        In September 2014, the Internal Revenue Service issued final regulations on the ACA's executive compensation deduction limitation for health insurance providers under Code section 162(m)(6), which provided additional information regarding the definition of a health insurance issuer. Based on our analysis of the final regulations, we no longer believe we are subject to the limitation. As a result, during the fourth quarter of 2014, we stopped treating this as a non-deductible expense and recorded a tax benefit related to amounts previously considered non-deductible. Income tax expense for the quarter ended March 31, 2014 includes $0.6 million related to such costs.

        Restructuring Charges:    A summary of our restructuring liability balance as of March 31, 2015 follows:

	Segment	January 1, Balance	Charge to Earnings(1)	Cash Paid	Non-cash	March 31, Balance
		(in thousands)
2015
Workforce reduction	Corporate & Other	$3,730	$775	$(1,661)	$—	$2,844
NY Exchange exit	Corporate & Other	804	—	(128)	—	676
Facility consolidation	Corporate & Other	—	230	—	—	230
Facility consolidation	Traditional	106	—	—	(40)	66

Total		$4,640	$1,005	$(1,789)	$(40)	$3,816

(1)
Included in other operating costs and expenses in our consolidated statements of operations.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

10. OTHER DISCLOSURES (Continued)

        For further discussion of our restructuring initiatives, see Note 22—Other Operational Disclosures—Restructuring Charges in our Annual Report on Form 10-K/A for the year ended December 31, 2014.

        Sale of APS Puerto Rico:    On February 4, 2015, we completed the sale of our APS Healthcare Puerto Rico subsidiaries to an affiliate of the Metro Pavia Health System. APS Puerto Rico provides managed behavioral health services under the Government Health Plan Medicaid program under a contract that terminated on March 31, 2015 and had $151 million of revenue in 2014. The purchase price at closing was $26.5 million, which was settled in cash, and is subject to a balance sheet true-up. The transaction resulted in a pre-tax realized loss of approximately $0.4 million. The transaction also generated an additional foreign tax credit carryforward of $5.4 million that has been recorded as a deferred tax asset.

        Loan Payable:    On March 31, 2015, we repaid $58.6 million of principal on our Term Loan under the 2012 Credit Facility. $3.6 million of this payment was the regularly scheduled principal payment, $38.4 million was a mandatory prepayment from subsidiary sale proceeds, fulfilling our obligation to prepay principal from these proceeds by February 2016, and the balance of $16.6 million was a voluntary prepayment which provided additional restricted payment flexibility under the 2012 Credit Facility. After ratably applying these prepayments to the remaining amortization payments, the Company will no longer need to make principal payments until the final bullet payment of $44.9 million in January 2017. During the three months ended March 31, 2015, we made interest payments totaling $0.7 million and other fee payments totaling $0.2 million.

        During 2014, we were not required to make any principal payments as all scheduled 2014 principal payments, totaling $14.3 million, were prepaid in 2013, in connection with the amendment of our credit facility on November 4, 2013. During the three months ended March 31, 2014, we made interest payments totaling $0.7 million and other fee payments totaling $0.2 million.

        In connection with the 2012 Credit Facility, we incurred loan origination fees which were capitalized and are being amortized over its 5-year term. In connection with the prepayment discussed above, we recorded additional amortization of $0.8 million during the quarter ended March 31, 2015, leaving an unamortized balance of $1.4 million.

        Unconsolidated Subsidiaries:    We account for our participation in the ACOs using the equity method. Gains and losses from our participation in the ACOs are reported as equity in losses of unconsolidated subsidiaries in the consolidated statements of operations. Our net investment in the ACOs is reported in other assets in the consolidated balance sheets. During the three months ended March 31, 2015 and 2014, we recognized $7.4 million and $8.3 million, respectively, of losses from our ACO arrangements, primarily related to operating expenses. For additional information on the ACOs, see Note 1—Organization and Company Background and Note 2—Basis of Presentation.

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

11. SUBSEQUENT EVENT

        Sale of APS Healthcare Domestic Business:    On May 1, 2015, we consummated the sale of our remaining APS Healthcare operating subsidiaries to KEPRO, Inc., a company that provides quality improvement and care management services to both government clients and the private sector. The purchase price was $5.0 million at closing plus a potential earn-out of up to an additional $19.0 million based on certain contract renewals.

ITEM 2—MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

        The following discussion and analysis presents a review of our financial condition as of March 31, 2015 and our results of operations for the three months ended March 31, 2015 and 2014. As used in this quarterly report, except as otherwise indicated, references to the "Company," "Universal American," "we," "our," and "us" are to Universal American Corp., a Delaware corporation and its subsidiaries.

        You should read the following analysis of our consolidated results of operations and financial condition in conjunction with the consolidated financial statements and related consolidated footnotes included elsewhere in this Quarterly Report on Form 10-Q as well as the Consolidated Financial Statements and related consolidated footnotes and the Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K/A for the year ended December 31, 2014. The following discussion contains forward-looking statements that involve risks, uncertainties and assumptions that could cause our actual results to differ materially from management's expectations. Factors that could cause such differences include those set forth or incorporated by reference in our Annual Report on Form 10-K/A for the year ended December 31, 2014 filed on March 31, 2015 under Part II, Item 1A—Risk Factors.

Overview

        Universal American, through our family of healthcare companies, provides health benefits to people covered by Medicare and/or Medicaid. Our core strength is our ability to partner with providers, especially primary care physicians, to improve health outcomes while reducing cost in the Medicare population. We currently are focused on three main businesses:

  •
  Medicare Advantage:  We serve the growing Medicare population by providing Medicare Advantage products to approximately 105,000 members as of March 31, 2015. Approximately 31% of the Medicare population in the United States is currently enrolled in Medicare Advantage plans; a type of Medicare health plan offered by private companies that contract with the federal government to provide enrollees with health insurance. Our current focus is to grow our Medicare Advantage business in Texas (especially Houston/Beaumont), upstate New York (especially the Syracuse area) and Maine, regions in which we have meaningful market positions.

  •
  Management Services Organization (MSO):  We believe there is an opportunity to address the high cost of health care for the majority of the Medicare population enrolled in traditional fee-for-service Medicare and have joined primarily with primary-care and multi-specialty provider groups to operate twenty-five Accountable Care Organizations, or ACOs, pursuant to the Medicare Shared Saving Program, known as the MSSP.

  •
  Medicaid.  We also provide services to Medicaid agencies and health plans through APS Healthcare and through our Total Care Medicaid health plan serving approximately 40,000 members in upstate New York.

Membership/Beneficiaries

        The following table presents our membership/beneficiaries in our three main businesses:

	March 31, 2015	December 31, 2014
	(in thousands)
Medicare Advantage
Texas HMOs	66.9	61.8
Upstate New York/Maine	37.9	29.7

Core Markets	104.8	91.5
Non-Core Network(1)	—	20.7
Rural(1)	—	1.9

Total Medicare Advantage	104.8	114.1

Management Service Organizations
ACOs	292.0	285.0

Medicaid
Total Care	39.8	40.0

(1)
We did not renew our non-core network and rural markets for 2015.

Results of Operations—Consolidated Overview

        The following table reflects loss before income taxes from each of our segments and contains a reconciliation to reported net income (loss) in accordance with U.S. GAAP. We evaluate the results of operations of our segments based on income (loss) before realized gains (losses) and income taxes. We believe that realized gains (losses) are not indicative of overall operating trends. This differs from U.S. GAAP, which includes the effect of realized gains (losses) and income taxes in the determination of net income (loss).

	Three months ended March 31,
	2015	2014
	(in thousands, except per share amounts)
Medicare Advantage	$8,978	$24,879
MSO	(11,709)	(13,099)
Medicaid	142	899
Traditional Insurance	1,309	(105)
Corporate & Other	(5,792)	(15,616)
Net realized gains	147	1,047

Loss before income taxes	(6,925)	(1,995)
(Benefit from) provision for income taxes	(9,079)	3,055

Net income (loss)	$2,154	$(5,050)

Income (loss) per common share (diluted):
Net income (loss)	$0.03	$(0.06)

  Three months ended March 31, 2015 and 2014

        Net income for the quarter ended March 31, 2015 was $2.2 million, or $0.3 per diluted share, compared to a net loss of $5.1 million, or $(0.06) per diluted share, for the quarter ended March 31, 2014.

        Our Medicare Advantage segment generated income before income taxes of $9.0 million for the quarter ended March 31, 2015, a decrease of $15.9 million compared to the quarter ended March 31, 2014. The decrease in earnings was driven by expected lower membership, as we exited non-core markets, and a decrease in the impact of favorable prior period items as well as lower net investment income. This was partially offset by a decrease in commissions and general expense levels driven by our cost reduction initiatives and lower membership. The quarter ended March 31, 2015, included $4.6 million of net favorable prior year items compared to $21.2 million for the quarter ended March 31, 2014.

        Our MSO segment, which includes the operations of our ACOs, generated a loss before income taxes of $11.7 million for the quarter ended March 31, 2015, a decrease of $1.4 million compared to the same period in 2014. This decrease was driven by a reduction in the number of ACOs in which we are participating in 2015 compared to the same period in 2014.

        Our Medicaid segment, principally the operations of our Total Care plan, generated income before income taxes of $0.1 million for the three months ended March 31, 2015 compared to $0.9 million for the quarter ended March 31, 2014. This decrease was primarily due to an increase in medical expenses caused by increased utilization.

        Our Traditional Insurance segment generated income before taxes of $1.3 million for the quarter ended March 31, 2015, an increase of $1.4 million compared to the same period in 2014. The increase in earnings is primarily driven by the reduction of operating expenses.

        Our Corporate & Other segment reported loss decreased by $9.8 million for the three months ended March 31, 2015 compared to the same period in 2014. This was primarily due to improved profitability of our APS Healthcare business and corporate expense reduction initiatives as well as lower legal and settlement costs related to our non-core business.

        Our effective tax rate was a benefit of 131.1%, resulting in an income tax benefit of $9.1 million, for the quarter ended March 31, 2015 compared with an effective tax rate of 153.1% for the quarter ended March 31, 2014.

        For the quarter ended March 31, 2015, the tax benefit was driven primarily by $5.4 million in foreign tax credit carryforwards created in connection with the February 2015 sale of APS Puerto Rico. Excluding the foreign tax credit carryforwards, the effective tax rate was 52.9%, driven by permanent items, including the non-deductible ACA Fee and non-deductible interest expense. State and foreign income taxes also contributed to the variance in the effective tax rate.

        For the quarter ended March 31, 2014, the tax effect of permanent items exceeded the tax effect of our loss from operations, resulting in income tax expense. Permanent items include the non-deductible ACA fee of $5.4 million, non-deductible executive compensation and non-deductible interest expense. State and foreign income taxes also contributed to the variance in the effective tax rate.

Segment Results—Medicare Advantage

	Three months ended March 31,
	2015	2014
	(in thousands)
Net premiums	$305,246	$355,862
Net investment and other income	2,575	3,913

Total revenue	307,821	359,775

Medical expenses	263,072	290,008
ACA fee	6,262	5,385
Commissions and general expenses	29,509	39,503

Total benefits, claims and other deductions	298,843	334,896

Segment income before income taxes	$8,978	$24,879

        Our Medicare Advantage segment includes the operations of our Medicare coordinated care HMO, PPO and Network PFFS Plans (collectively, the "Plans"). Our HMOs offer coverage to Medicare members primarily in Southeastern Texas (especially Houston/Beaumont), and the Dallas/Ft. Worth area. For 2015, our PPO and Network PFFS Plans offer coverage primarily in upstate New York and Maine. Effective January 1, 2015, we exited non core markets, resulting in a reduction in membership of approximately 22,600 members.

  Three months ended March 31, 2015 and 2014

        Our Medicare Advantage segment generated income before income taxes of $9.0 million for the quarter ended March 31, 2015, a decrease of $15.9 million compared to the quarter ended March 31, 2014. The decrease in earnings was driven by expected lower membership, as we exited non-core markets, and a decrease in the impact of favorable prior period items as well as lower net investment income. This was partially offset by a decrease in commissions and general expense levels driven by our cost reduction initiatives and lower membership. The quarter ended March 31, 2015, included $4.6 million of net favorable prior year items compared to $21.2 million for the quarter ended March 31, 2014.

        Net premiums.    Net premiums for the Medicare Advantage segment decreased by $50.6 million in 2015 compared with 2014, primarily driven by lower membership as a result of exiting non-core markets. Net premiums for the quarter ended March 31, 2015 included $10.9 million of favorable prior period items compared to $7.2 million of favorable prior period items for the quarter ended March 31, 2014.

        Net investment and other income.    Net investment and other income decreased $1.3 million primarily due to lower invested asset levels.

        Medical expenses.    Medical expenses decreased by $26.9 million compared to the quarter ended March 31, 2014. The decrease was driven by lower membership (as a result of exiting non-core markets), partially offset by unfavorable prior period items, resulting in a medical benefit ratio of 86.2% for the quarter ended March 31, 2015 compared with 81.5% for the quarter ended March 31, 2014. Medical expenses for the quarter ended March 31, 2015 included $6.3 million of net unfavorable items related to prior periods, compared to $14.0 million of net favorable items related to prior periods for the quarter ended March 31, 2014. Quality improvement initiative costs are included in medical expenses in connection with the reporting of minimum medical loss ratios under the ACA. The following table provides a breakdown of medical expenses and the related medical benefits ratios:

	Three months ended March 31,
	2015		2014
	($ in thousands)
Quality Initiatives	$6,052	2.0%	$7,429	2.1%
Medical Benefits	257,020	84.2%	282,579	79.4%

Total Medical Expenses	$263,072	86.2%	$290,008	81.5%

        Adjusting for the prior year items discussed above in net premiums and medical expenses, for the quarter ended March 31, 2015, our medical benefit MBR, excluding quality initiative costs, was 85.2%. Our medical benefit MBRs for the quarter ended March 31, 2015, as reported and recast to exclude prior year items, are summarized in the table below:

	Reported	Recast
Texas HMOs	82.3%	83.5%
Upstate New York/Maine	92.9%	88.9%
Total Medicare Advantage	84.2%	85.2%

        ACA fee.    The ACA fee for the three months ended March 31, 2015 amounted to $6.3 million, or 2.1% of 2015 net premiums compared to $5.4 million or 1.5% of net premiums for the same period in 2014. The ACA fee is based on prior year premiums and is included in the calculation of minimum medical loss ratios under the ACA. The increase in the ACA fee is due to the scheduled increase in the industry-wide total fee from $8.0 billion in 2014 to $11.3 billion in 2015. The 2015 ACA fee includes approximately $0.8 million related to 2014 premium in non-core markets that we exited in 2015.

        Commissions and general expenses.    Commissions and general expenses for the three months ended March 31, 2015 decreased $10.0 million compared to the same period in March, 2014, primarily due to cost reduction initiatives and lower membership. Our administrative expense ratio improved to 9.7% for the three months ended March 31, 2015 from 11.1% for the three months ended March 31, 2014 primarily as a result of our cost reduction efforts.

Segment Results—Management Services Organization

        The following table represents the operating results of our MSO segment, consolidating the ACOs in which we participate with the operations of our CHS subsidiary:

	Three months ended March 31,
	2015	2014
	(in thousands)
Operating Expenses	$11,709	$13,099

Segment loss before income taxes	$(11,709)	$(13,099)

        Formerly included in our Corporate & Other segment, our MSO segment includes our CHS subsidiary, which collaborates with physicians and other healthcare professionals to operate ACOs under the MSSP. As of March 31, 2015 we sponsored twenty-five active ACOs in eleven states previously approved for participation in the program by CMS. Based on data provided by CMS, these twenty-five ACOs currently include approximately 4,200 participating providers with approximately 292,000 assigned Medicare fee-for-service beneficiaries, both within and outside our current Medicare

Advantage footprint, including southeast Texas and upstate New York. CHS provides these ACOs with care coordination, analytics and reporting, technology and other administrative capabilities to enable participating providers to deliver better care and lower healthcare costs for their Medicare fee-for-service beneficiaries. We have determined that we cannot consolidate the ACOs and therefore, include our share of their operating results in Equity in losses of unconsolidated subsidiaries on our Consolidated Statements of Operations. In the table above, we have presented our share of the results of the ACOs combined with the results of CHS to provide a better understanding of the results of operations.

        The MSSP is relatively new and therefore has limited historical experience. This impacts our ability to accurately accumulate and interpret the data available for calculating the ACOs' shared savings. Therefore, we were not able to recognize revenue for the year ended December 31, 2013 until we received the final settlement results from CMS in September 2014. Similarly, we were not able to recognize revenue for the year ended December 31, 2014 in the 2014 financial statements. We expect that revenue, if any, for the program year ended December 31, 2014 will be reported in 2015 when the MSSP revenue is either known or estimable with reasonable certainty. Based on the ACO operating agreements, we bear all costs of the ACO operations until revenue is recognized. At that point, we have the right to receive 100% of subsequent profits until our losses are recovered. Any remaining revenue is generally shared equally with our ACO provider partners.

  Three months ended March 31, 2015 and 2014

        Our MSO segment generated a loss before income taxes of $11.7 million for the quarter ended March 31, 2015, a decrease in the loss of $1.4 million compared to the same period in 2014. This decrease was driven by a reduction in the number of ACOs in which we are participating in 2015 compared to the same period in 2014.

Segment Results—Medicaid

	Three months ended March 31,
	2015	2014
	(in thousands)
Net premiums	$46,390	$39,230
Net investment and other income	42	—

Total revenue	46,432	39,230

Medical expenses	41,317	34,732
Amortization of intangible assets	201	202
ACA fee	825	43
Commissions and general expenses	3,947	3,354

Total benefits, claims and other deductions	46,290	38,331

Segment income before income taxes	$142	$899

        Our Medicaid segment includes the operations of our Total Care Medicaid health plan. Total Care provides Medicaid managed care services in three counties in upstate New York that overlap with our existing Medicare Advantage footprint. Roughly 80% of its members are located in Onondaga County. In addition to the Medicaid program, Total Care also participates in the Child Health Plus program for low-income, uninsured children.

  Three months ended March 31, 2015 and 2014

        Our Medicaid segment generated income before income taxes of $0.1 million for the three months ended March 31, 2015 compared to $0.9 million for the quarter ended March 31, 2014. This decrease was primarily due to an increase in medical expenses caused by increased utilization.

        Net premiums.    Net premiums increased by $7.1 million, or 18%, compared to the three months ended March 31, 2014 primarily as a result of growth in membership.

        Medical expenses.    Medical expenses increased by $6.6 million, or 19% compared to the three months ended March 31, 2014. The increase was driven by higher membership and higher claims cost per member, resulting in a medical benefit ratio of 89.1% for the three months ended March 31, 2015 compared with 88.5% for the three months ended March 31, 2014.

        ACA fee.    The ACA fee for the three months ended March 31, 2015 increased by $0.8 million. The ACA fee is based on prior year premium. The full year 2014 ACA fee was based on Total Care's 2013 premium since December 1, 2013, the date of acquisition. The full year 2015 ACA fee is based on Total Care's premium for the full year ended December 31, 2014.

        Commissions and general expenses.    Commissions and general expenses increased $0.6 million compared to the three months ended March 31, 2014, primarily due to the growth in membership. Our administrative expense ratio was 8.5% for both the three months ended March 31, 2015 and 2014.

Segment Results—Traditional Insurance

	Three months ended March 31,
	2015	2014
	(in thousands)
Net premiums	$43,823	$49,400
Net investment and other income	5,436	4,601

Total revenue	49,259	54,001

Policyholder benefits	35,245	38,619
Change in deferred policy acquisition costs	3,283	3,021
Commissions and general expenses, net of allowances	9,422	12,466

Total benefits, claims and other deductions	47,950	54,106

Segment income (loss) before income taxes	$1,309	$(105)

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

  Three months ended March 31, 2015 and 2014

        Our Traditional Insurance segment generated income before taxes of $1.3 million for the quarter ended March 31, 2015, an increase of $1.4 million compared to the same period in 2014. The increase in earnings is primarily driven by the reduction of operating expenses.

        Net premiums.    Net premiums declined by $5.6 million, or 11%. This is the result of the continued effect of lapsation across all lines of business. The following tables detail premium for the segment by major lines of business:

	Three months ended March 31,
	2015			2014
	Gross	Ceded	Net	Gross	Ceded	Net
	(in thousands)
Senior market	$39,851	$(8,476)	$31,375	$46,133	$(9,915)	$36,218
Specialty health	10,912	(1,477)	9,435	11,516	(1,665)	9,851
Life insurance and annuity	10,314	(7,301)	3,013	11,489	(8,158)	3,331

Total premium	$61,077	$(17,254)	$43,823	$69,138	$(19,738)	$49,400

        Policyholder benefits.    Policyholder benefits incurred declined by $3.4 million, or 9%, compared to 2014. This decline was principally due to the overall decline in insurance in-force, however medical trend was slightly higher on senior market health but was partially offset by favorable experience on specialty health. For 2015, the policyholder benefit ratio for senior market health was 73.3% compared with 70.5% in 2014, and for specialty health was 104.6% in 2015, compared with 109.3% in 2014.

        Commissions and general expenses, net of allowances.    Commissions and general expenses, net of allowances, decreased by $3.0 million from 2014. This decrease is primarily attributed to lower commissions on less insurance in-force as well as lower costs required to run a smaller book of business in-force. In addition, 2014 included consulting costs related to the transition and outsourcing of certain functions.

Segment Results—Corporate & Other

	Three months ended March 31,
	2015	2014
	(in thousands)
Net premiums	$17,404	$37,162
Net investment income	30	224
Fee and other income	25,196	22,014

Total revenue	42,630	59,400

Claims and other benefits	14,525	33,413
Amortization of intangible assets	281	281
Interest expense	1,752	1,735
Commissions and general expenses	31,864	39,587

Total benefits, claims and other deductions	48,422	75,016

Segment loss before income taxes	$(5,792)	$(15,616)

        Corporate & Other includes the activities of our holding company, the operations of APS Healthcare, our participation in the New York Health Benefits Exchange (the "Exchange") and other ancillary operations. We are not participating in the Exchange for 2015.

  Three months ended March 31, 2015 and 2014

        The loss before income taxes from our Corporate & Other segment decreased by $9.8 million for the three months ended March 31, 2015 compared to the same period in 2014. This was primarily due to improved profitability of our APS Healthcare business and corporate expense reduction initiatives as well as lower legal and settlement costs related to our non-core business.

        The following table details the loss before income taxes for our Corporate & Other segment:

	Three months ended March 31,
	2015	2014
	(in thousands)
APS Healthcare	$2,697	$(842)
Interest expense	(1,752)	(1,735)
Amortization of debt issuance costs	(1,128)	(438)
Legal/settlement costs	(238)	(2,014)
Corporate	(5,371)	(10,587)

Total segment loss before income taxes	$(5,792)	$(15,616)

        Net premiums.    Net premiums decreased by $19.8 million for the three months ended March 31, 2015 compared to the same period in 2014 primarily due to the sale of APS Healthcare Puerto Rico on February 4, 2015.

        Fee and other income.    Fee and other income increased by $3.2 million for the quarter ended March 31, 2015 compared to same period in 2014 primarily related to an increase in fee for service business in APS Healthcare, partially offset by the sale of APS Puerto Rico during the first quarter of 2015.

        Claims and other benefits.    Claims and other benefits decreased by $18.9 million for the quarter ended March 31, 2015 compared to the same period in 2014, primarily due to the sale of APS Puerto Rico.

        Commissions and general expenses.    Commissions and general expenses decreased by $7.7 million for the quarter ended March 31, 2015 compared to the same period in 2014. Expenses at APS Healthcare declined due to expense reduction initiatives, lower levels of domestic business and the sale of APS Puerto Rico. General corporate expenses decreased by $3.5 million compared to the same period in 2014, driven by our expense reduction initiatives, partially offset by $0.8 million of accelerated amortization of deferred financing fees as a result of our Term Loan prepayment on March 31, 2015. The following table details commissions and general expenses for our Corporate & Other segment:

	Three months ended March 31,
	2015	2014
	(in thousands)
APS Healthcare	$22,893	$25,051
Amortization of debt issuance costs	1,128	438
Legal/settlement costs	238	2,014
Corporate	7,605	12,084

Total commissions and general expenses	$31,864	$39,587

  Liquidity and Capital Resources

        Sources and Uses of Liquidity to the Parent Company, Universal American Corp.    We require cash at our parent company to support the operations and growth of our HMO, insurance, MSO and and other subsidiaries, fund new business opportunities through acquisitions or otherwise and pay the operating expenses necessary to function as a holding company, as applicable insurance department regulations require us to bear our own expenses.

        The parent company's ongoing sources and uses of liquidity are derived primarily from the following:

  •
  dividends from and capital contributions to our Insurance and HMO subsidiaries—During the first quarter of 2015, our Insurance subsidiary, Pyramid Life, declared a $75 million extraordinary dividend which was subsequently paid to the holding company in April 2015. No other dividends were declared or paid by our other Insurance and HMO subsidiaries in the first quarter. See below for further discussion of first quarter activity.

  •
  loans from and interest payments to our Insurance subsidiaries to support investments in our ACO business—During 2013, our Insurance subsidiaries loaned $22 million to our parent company. During the first quarter of 2015, the parent company paid interest totaling $0.2 million to our Insurance subsidiaries on such loans. The company repaid $9 million of this loan to its Insurance subsidiary, Pyramid Life, in April 2015.

  •
  the cash flows of our other subsidiaries, including our Medicare Advantage management service organization—Net cash flows available to our parent company amounted to approximately $3.0 million during the first quarter of 2015.

  •
  the cash flows of our ACO business and other growth initiatives—For the three months ended March 31, 2015, we incurred losses of approximately $11.7 million, pre-tax, related to our ACO business.

  •
  payment of dividends to holders of our mandatorily redeemable preferred shares—In the first quarter of 2015, we paid $0.9 million of dividends to holders of our mandatorily redeemable preferred shares. The $40 million face value of those shares cannot be redeemed prior to 2017, unless there is a change of control of the Company.

  •
  payment of debt principal, interest and fees required under our 2012 Credit Facility—see below for discussion of first quarter activity.

  •
  working capital loans to our Medicaid health plan—Periodically, our parent company lends cash to our Medicaid subsidiary, Today's Options of New York, Inc., known as TONY, to bridge the timing difference between claims payments and premium receipts from New York State Department of Health. These loans are immediately repaid upon receipt of premiums. As of March 31, 2015, TONY had no outstanding loan balance due to the parent company.

  •
  payment of certain corporate overhead costs and public company expenses, net of revenues, which amounted to $3.9 million for the quarter ended March 31, 2015.

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

  •
  proceeds from the sale of subsidiaries—During the first quarter of 2015, we completed the sale of our APS Healthcare Puerto Rico subsidiaries for $26.5 million in cash. See Note 10—Other Disclosures in the Notes to Consolidated Financial Statements.

  •
  As of March 31, 2015, we had approximately $67 million of cash and investments in our parent company and unregulated subsidiaries.

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

        At March 31, 2015, we held cash and invested assets of approximately $853 million at our insurance and HMO subsidiaries that could readily be converted to cash. We believe that this level of liquidity is sufficient to meet our obligations and pay expenses.

        During the first quarter of 2015, our Insurance subsidiary, Pyramid Life, declared a $75 million extraordinary dividend which was subsequently paid to their respective holding company in April 2015. No other dividends were declared or paid by our other Insurance and HMO subsidiaries in the first quarter. Based on current estimates, we expect the aggregate additional amount of dividends that may be paid to our parent company in 2015 without prior approval by state regulatory authorities is approximately $18 million. In addition, in the first quarter of 2015, we funded a total of $17.1 million in capital contributions to one of our Insurance subsidiaries and $0.3 million to our Medicaid health plan.

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

        Total Care.    We require cash at Total Care to pay claims and other benefits for our members, to pay operating expenses, to maintain adequate capital levels. The primary sources of liquidity are premiums received from the New York Department of Health and members. Total Care is required to maintain a contingent reserve equal to a percentage of premium that grades from 7.25% for 2013, ultimately to 12.5%. In the quarter ended March 31, 2015, we made a capital contribution of $0.3 million to the plan to meet this contingent reserve requirement.

        APS Healthcare.    The primary sources of liquidity for APS Healthcare are fees from its customers, including health plans, state agencies and related organizations for performing a range of healthcare services. The primary uses of liquidity are the payments for salaries and expenses associated with providing these services.

        Investments.    We invest primarily in fixed maturity securities of the U.S. Government and its agencies, U.S. state and local governments, mortgage-backed securities and corporate fixed maturity securities with investment grade ratings of BBB– or higher by S&P or Baa3 or higher by Moody's Investor Service. As of March 31, 2015, approximately 99% of our fixed income investment portfolio had investment grade ratings from S&P or Moody's.

        At March 31, 2015, cash and cash equivalents represent approximately 8% of our total cash and invested assets. Approximately 24% of cash and invested assets were held in securities backed by the U.S. government or its agencies and the average credit quality of our total investment portfolio was AA–.

        The average book yield of our investment portfolio was 3.1% at March 31, 2015 and 3.0% at December 31, 2014. The increase in our average book yield is principally driven by the lower percentage of our assets being held in lower yielding cash and cash equivalents as of March 31, 2015 versus December 31, 2014.

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

        On November 4, 2013, we entered into an amendment to our 2012 Credit Facility. The amendment, which was effective beginning with the quarter ended September 30, 2013, suspended certain financial covenants, including the consolidated leverage and debt service ratios, replacing them with total debt to capitalization and minimum liquidity ratios. As of December 31, 2014, and throughout the entire amendment period, we were in compliance with all financial covenants, as amended. These new financial covenants terminated December 31, 2014 and effective January 1, 2015 the original financial covenants were reinstated. As of March 31, 2105, we were compliant with the original financial covenants.

        In connection with the amendment, we had prepaid all scheduled 2013 and 2014 principal payments, including the final 2013 payment due December 31, 2013 of $3.6 million and all 2014 scheduled payments totaling $14.3 million. We also paid fees and expenses of approximately $0.5 million in 2013.

        On March 31, 2015, we repaid $58.6 million of principal on our Term Loan under the 2012 Credit Facility. $3.6 million of this payment was the regularly scheduled principal payment, $38.4 million was a mandatory prepayment from subsidiary sale proceeds, fulfilling our obligation to prepay principal from these proceeds by February 2016, and the balance of $16.6 million was a voluntary prepayment which provided additional restricted payment flexibility under the 2012 Credit Facility. After ratably applying these prepayments to the remaining amortization payments, the Company will no longer need to make regularly scheduled principal payments until the final bullet payment of $44.9 million in January 2017.

        Our obligations under the Credit Agreement are secured by a first priority security interest in 100% of the capital stock of our material subsidiaries and are also guaranteed by certain of our subsidiaries.

        The 2012 Credit Facility bears interest at rates equal to, at our election, LIBOR or the base rate, plus an applicable margin that varies based on our consolidated leverage ratio from 1.75% to 2.50%, in the case of LIBOR loans, and from 0.75% to 1.50% in the case of base rate loans. Effective March 31, 2015, the interest rate on the term loan portion of the 2012 Credit Facility was 2.68% based on a spread of 2.50% above LIBOR.

        We are required to pay a commitment fee on unused availability under the Revolving Facility that varies based on our consolidated leverage ratio, from 0.40% to 0.50% per year. As of the date of this report, we had not drawn on the Revolving Facility.

  Critical Accounting Policies

        There have been no changes to our critical accounting policies during the current quarter ended March 31, 2015. For a description of our significant accounting policies, see Note 3—Summary of Significant Accounting Policies included in our Annual Report on Form 10-K/A for the year ended December 31, 2014.

Policy and Contract Claims—Accident and Health Policies

        The following table presents the components of the change in our liability for policy and contract claims—health:

Three months ended March 31,
2015
(in thousands)
Balance at beginning of period	$147,561
Less reinsurance recoverable	(6,503)

Net balance at beginning of period	141,058

Balances sold	(9,154)
Incurred related to:
Current year	352,622
Prior year development	653

Total incurred	353,275

Paid related to:
Current year	244,635
Prior year	113,574

Total paid	358,209

Net balance at end of period	126,970
Plus reinsurance recoverable	6,135

Balance at end of period	$133,105

        The liability for policy and contract claims—health at March 31, 2015 decreased by $14.5 million during the three months ended March 31, 2015. The decrease in the liability was primarily attributable to the sale of the APS Healthcare Puerto Rico business.

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

        During the three months ended March 31, 2015, claim reserves settled, or are currently expected to be settled, for $0.7 million more than estimated at December 31, 2014. Prior period development represents less than 0.1% of the incurred claims recorded in 2014.

Sensitivity Analysis

        The following table illustrates the sensitivity of our accident and health IBNR payable at March 31, 2015 to identified reasonably possible changes to the estimated weighted average completion factors and health care cost trend rates. However, it is possible that the actual completion factors and health care cost trend rates will develop differently from our historical patterns and therefore could be outside of the ranges illustrated below.

Completion Factor(1):		Claims Trend Factor(2):
(Decrease) Increase in Factor	Increase (Decrease) in Net Health IBNR	(Decrease) Increase in Factor	(Decrease) Increase in Net Health IBNR
($ in thousands)
–3%	$525	–3%	$(4,600)
–2%	350	–2%	(3,068)
–1%	175	–1%	(1,534)
1%	(175)	1%	1,535
2%	(350)	2%	3,071
3%	(525)	3%	4,609

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

        The sensitivity analysis of interest rate risk assumes an instantaneous shift in a parallel fashion across the yield curve, with scenarios of interest rates increasing and decreasing 100 and 200 basis points from their levels as of March 31, 2015, and with all other variables held constant. The following table summarizes the impact of the assumed changes in market interest rates at March 31, 2015. Due to the current low interest rate environment, when estimating the effect of market interest rate decreases on fair value we have set an interest rate floor of 0% and have not allowed interest rates to go negative.

March 31, 2015	Effect of Change in Market Interest Rates on Fair Value of Fixed Income Portfolio as of March 31, 2015
Fair Value of Fixed Income Portfolio	200 Basis Point Decrease	100 Basis Point Decrease	100 Basis Point Increase	200 Basis Point Increase
(in millions)
$819.3	$44.9	$28.1	$(31.2)	$(62.7)

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

        The sensitivity analysis of interest rate risk assumes scenarios involving increases or decreases in LIBOR of 100 and 200 basis points from their levels as of and for the three months ended March 31, 2015, and with all other variables held constant. The following table summarizes the impact of changes in LIBOR. Due to the current low interest rate environment, when estimating the effect of LIBOR decreases on pre-tax income, we have set an interest rate floor of 0% and have not allowed LIBOR to go negative.

			Effect of Change in LIBOR on Pre-tax Income for the period ended March 31, 2015
		Weighted Average Balance Outstanding
Description of Floating Rate Debt	Weighted Average Interest Rate		200 Basis Point Decrease(1)	100 Basis Point Decrease(1)	100 Basis Point Increase	200 Basis Point Increase
		(in millions)
Loan payable	2.75%	$102.8	$0.1	$0.1	$(0.3)	$(2.1)

(1)
The LIBOR rate from January to September on our Loan payable was approximately 25 basis points and, for the purposes of this illustration, decreases in monthly rates over this period have been limited to this rate.

        We have floating rate debt outstanding of $44.9 million as of March 31, 2015 which is exposed to rising interest rates. In addition, we had approximately $77.4 million of cash and cash equivalents as of March 31, 2015. Our exposure to rising interest costs on our debt would be partially mitigated by the increase in net investment income on our cash and cash equivalents.

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

  Evaluation of Effectiveness of Controls

        We carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2015. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2015, at a reasonable assurance level, to timely alert management to material information required to be included in our periodic filings with the Securities and Exchange Commission.

  Changes in Internal Control over Financial Reporting

        There were no changes in our internal controls over financial reporting during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II

ITEM 1—LEGAL PROCEEDINGS

        For information relating to litigation affecting us, see Note 8—Commitments and Contingencies in Part I—Item 1 of this report, which is incorporated into this Part II—Item 1—Legal Proceedings by reference.

ITEM 1A—RISK FACTORS

        There have been no material changes to the risk factors included in our Annual Report on Form 10-K/A for the fiscal year ended March 31, 2015, filed with the SEC on March 31, 2015.

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

UNIVERSAL AMERICAN CORP.
May 5, 2015	/s/ RICHARD A. BARASCH Richard A. Barasch Chief Executive Officer
May 5, 2015	/s/ ROBERT A. WAEGELEIN Robert A. Waegelein President and Chief Financial Officer (Principal Accounting Officer)