Form 10-Q
period 2015-06-30
UNIVERSAL AMERICAN CORP.
filed 2015-08-07
CIK 1514128

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
OR
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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

        Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Class of Common Stock	Outstanding at August 6, 2015
Non-voting, par value $0.01 per share	3,300,000 shares
Voting, par value $0.01 per share	80,757,795 shares

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

PART I

ITEM 1—FINANCIAL STATEMENTS

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	June 30, 2015	December 31, 2014
	Unaudited
ASSETS
Investments:
Fixed maturities available for sale, at fair value (amortized cost: 2015, $699,973; 2014, $816,662)	$717,394	$845,453
Short-term investments	—	8,994
Other invested assets	26,164	25,920

Total investments	743,558	880,367
Cash and cash equivalents	127,555	99,860
Accrued investment income	5,599	6,424
Deferred policy acquisition costs	71,946	77,814
Reinsurance recoverables—life	486,117	498,468
Reinsurance recoverables—health	136,855	136,805
Due and unpaid premiums	97,928	55,586
Present value of future profits and other amortizing intangible assets	9,972	10,917
Goodwill and other indefinite lived intangible assets	73,261	73,261
Deferred income tax asset	28,733	11,495
Income taxes receivable	10,106	29,415
Other assets	106,002	92,374
Assets of discontinued operations	4,075	81,300

Total assets	$1,901,707	$2,054,086

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Reserves and other policy liabilities—life	$503,769	$514,440
Reserves for future policy benefits—health	445,420	453,784
Policy and contract claims—health	123,219	136,430
Premiums received in advance	3,460	6,093
Series A mandatorily redeemable preferred shares	40,000	40,000
Loan payable	44,880	103,447
Amounts due to reinsurers	4,751	4,196
Other liabilities	118,531	118,047
Liabilities of discontinued operations	10,396	63,184

Total liabilities	1,294,426	1,439,621

Commitments and contingencies (Note 8)
STOCKHOLDERS' EQUITY
Preferred stock (Authorized: 40 million shares)	—	—
Common stock—voting (Authorized: 400 million shares; issued and outstanding: 2015, 80.7 million shares; 2014, 80.4 million shares)	808	804
Common stock—non-voting (Authorized: 60 million shares; issued and outstanding: 3.3 million shares)	33	33
Additional paid-in capital	670,734	667,026
Accumulated other comprehensive income	6,964	12,648
Retained deficit	(71,258)	(66,046)

Total stockholders' equity	607,281	614,465

Total liabilities and stockholders' equity	$1,901,707	$2,054,086

See Notes to unaudited Consolidated Financial Statements.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share amounts)

	For the three months ended June 30,
	2015	2014
Revenues:
Net premium and policyholder fees earned	$403,257	$451,438
Net investment income	7,053	8,131
Fee and other income	2,535	1,231
Net realized gains	3,434	455

Total revenues	416,279	461,255

Benefits, claims and expenses:
Claims and other benefits	346,331	382,119
Change in deferred policy acquisition costs	2,585	1,508
Amortization of intangible assets	798	972
Commissions	6,300	7,220
Reinsurance commissions and expense allowances	1,081	1,457
Interest expense	1,138	1,560
Affordable Care Act fee	7,264	6,233
Other operating costs and expenses	48,927	58,896

Total benefits, claims and expenses	414,424	459,965

Income before equity in losses of unconsolidated subsidiaries	1,855	1,290
Equity in earnings (losses) of unconsolidated subsidiaries	13,747	(7,285)

Income (loss) from continuing operations before income taxes	15,602	(5,995)
Provision for income taxes	8,191	1,127

Income (loss) from continuing operations	7,411	(7,122)
Discontinued operations:
Loss from discontinued operations before income taxes	(26,779)	(3,064)
Income tax benefit	(11,993)	(378)

Loss from discontinued operations	(14,786)	(2,686)

Net loss	$(7,375)	$(9,808)

Income (loss) per common share:
Basic:
Continuing operations	$0.09	$(0.08)
Discontinued operations	(0.18)	(0.04)

Net loss	$(0.09)	$(0.12)

Diluted:
Continuing operations	$0.09	$(0.08)
Discontinued operations	(0.18)	(0.04)

Net loss	$(0.09)	$(0.12)

Weighted average shares outstanding:
Basic weighted average shares outstanding	82,358	84,503
Effect of dilutive securities	1,442	—

Diluted weighted average shares outstanding	83,800	84,503

See Notes to unaudited Consolidated Financial Statements.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share amounts)

	For the six months ended June 30,
	2015	2014
Revenues:
Net premium and policyholder fees earned	$798,717	$896,170
Net investment income	15,136	16,153
Fee and other income	3,275	2,389
Net realized gains	3,941	1,502

Total revenues	821,069	916,214

Benefits, claims and expenses:
Claims and other benefits	685,967	745,660
Change in deferred policy acquisition costs	5,868	4,529
Amortization of intangible assets	1,594	2,006
Commissions	11,690	14,500
Reinsurance commissions and expense allowances	2,768	3,399
Interest expense	2,695	3,102
Affordable Care Act fee	14,358	11,661
Other operating costs and expenses	97,646	121,424

Total benefits, claims and expenses	822,586	906,281

(Loss) income before equity in losses of unconsolidated subsidiaries	(1,517)	9,933
Equity in earnings (losses) of unconsolidated subsidiaries	6,312	(15,607)

Income (loss) from continuing operations before income taxes	4,795	(5,674)
(Benefit from) provision for income taxes	(3,306)	4,166

Income (loss) from continuing operations	8,101	(9,840)
Discontinued operations:
Loss from discontinued operations before income taxes	(22,896)	(5,380)
Income tax benefit	(9,574)	(362)

Loss from discontinued operations	(13,322)	(5,018)

Net loss	$(5,221)	$(14,858)

Income (loss) per common share:
Basic:
Continuing operations	$0.10	$(0.11)
Discontinued operations	(0.16)	(0.06)

Net loss	$(0.06)	$(0.17)

Diluted:
Continuing operations	$0.10	$(0.11)
Discontinued operations	(0.16)	(0.06)

Net loss	$(0.06)	$(0.17)

Weighted average shares outstanding:
Basic weighted average shares outstanding	82,217	86,011
Effect of dilutive securities	1,414	—

Diluted weighted average shares outstanding	83,631	86,011

See Notes to unaudited Consolidated Financial Statements.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

(in thousands)

	For the three months ended June 30,		For the six months ended June 30,
	2015	2014	2015	2014
	(in thousands)
Comprehensive loss:
Net loss	$(7,375)	$(9,808)	$(5,221)	$(14,858)
Other comprehensive income, net of income taxes:
Unrealized (loss) gain on investments	(8,587)	5,489	(4,999)	11,061
Less: reclassification adjustment for gains included in net loss	2,155	295	2,484	976

Change in net unrealized (loss) gain on securities available for sale	(10,742)	5,194	(7,483)	10,085
Change in long-term claim reserve adjustment	2,522	(914)	1,799	(2,064)

Total other comprehensive (loss) income, net of income taxes	(8,220)	4,280	(5,684)	8,021

Comprehensive loss	$(15,595)	$(5,528)	$(10,905)	$(6,837)

See Notes to unaudited Consolidated Financial Statements.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Unaudited)

(in thousands)

	Common Stock			Accumulated Other Comprehensive Income
			Additional Paid-in Capital		Retained Deficit
	Voting	Non-Voting				Total
2014
Balance at January 1, 2014	$855	$33	$693,329	$7,329	$(36,647)	$664,899
Net loss	—	—	—	—	(14,858)	(14,858)
Other comprehensive income	—	—	—	8,021	—	8,021
Net issuance of common stock	10	—	5,486	—	—	5,496
Stock-based compensation	—	—	2,276	—	—	2,276
Dividends to stockholders	—	—	252	—	62	314
Share retirement	(60)	—	(36,120)	—	—	(36,180)

Balance at June 30, 2014	$805	$33	$665,223	$15,350	$(51,443)	$629,968

2015
Balance at January 1, 2015	$804	$33	$667,026	$12,648	$(66,046)	$614,465
Net loss	—	—	—	—	(5,221)	(5,221)
Other comprehensive loss	—	—	—	(5,684)	—	(5,684)
Net issuance of common stock	4	—	779	—	—	783
Stock-based compensation	—	—	2,725	—	—	2,725
Dividends to stockholders	—	—	204	—	9	213

Balance at June 30, 2015	$808	$33	$670,734	$6,964	$(71,258)	$607,281

See Notes to unaudited Consolidated Financial Statements.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	For the six months ended June 30,
	2015	2014
Operating activities:
Net loss	$(5,221)	$(14,858)
Loss from discontinued operations	13,322	5,018

Income (loss) from continuing operations	8,101	(9,840)
Adjustments to reconcile net loss to cash used for operating activities:
Deferred income taxes	(14,178)	63
Net realized gains on investments	(3,941)	(1,502)
Amortization of intangible assets	1,594	2,006
Amortization of debt issuance costs	1,627	876
Net amortization of bond premium	2,116	2,411
Depreciation expense	1,729	2,527
Stock based compensation expense	6,127	4,660
Affordable Care Act fee	14,358	11,661
Changes in operating assets and liabilities:
Deferred policy acquisition costs	5,868	4,529
Reserves and other policy liabilities—life	(10,671)	(7,042)
Reserves for future policy benefits—health	(5,596)	(6,703)
Policy and contract claims—health	(13,211)	(5,542)
Reinsurance balances	12,856	13,822
Due and unpaid/advance premium, net	(44,975)	(61,696)
Income taxes receivable	19,309	(128)
Other, net	(26,769)	5,882

Cash used for operating activities of continuing operations	(45,656)	(44,016)
Cash (used for) provided by operating activities of discontinued operations	(14,409)	2,697

Cash used for operating activities	(60,065)	(41,319)

Investing activities:
Proceeds from sale, maturity, call, paydown or redemption of fixed maturity investments	159,613	133,430
Cost of fixed maturity investments acquired	(41,340)	(54,312)
Change in short-term investments	8,994	—
Purchase of fixed assets	(3,208)	(383)
Other investing activities	(744)	(8,495)

Cash provided by investing activities of continuing operations	123,315	70,240
Cash used for investing activities of discontinued operations	(4,807)	(2,649)

Cash provided by investing activities	118,508	67,591

Financing activities:
Net proceeds from issuance of common and preferred stock, net of tax effect	267	(655)
Share retirement	—	(36,180)
Dividends paid to stockholders	(573)	(1,271)
Principal payment on loan payable	(58,567)	—
Distributions from discontinued operations	8,909	18,015

Cash used for financing activities of continuing operations	(49,964)	(20,091)
Cash used for financing activities of discontinued operations	(8,909)	(18,015)

Cash used for financing activities	(58,873)	(38,106)

Net decrease in cash and cash equivalents	(430)	(11,834)
Less: decrease in cash and cash equivalents from discontinued operations	28,125	17,967

Net increase in cash and cash equivalents from continuing operations	27,695	6,133
Cash and cash equivalents of continuing operations at beginning of period	99,860	70,486

Cash and cash equivalents of continuing operations at end of period	$127,555	$76,619

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

        Our subsidiary, Collaborative Health Systems, LLC, also known as CHS, works with physicians and other healthcare professionals to operate Accountable Care Organizations, or ACOs, under the Medicare Shared Savings Program ("Shared Savings Program"). During the first quarter of 2015, we added one new ACO. As of June 30, 2015, we had twenty-five active ACOs in eleven states previously approved for participation in the program by the Centers for Medicare & Medicaid Services, known as CMS. Based on data provided by CMS, these ACOs currently include approximately 4,000 participating providers with approximately 287,000 assigned Medicare fee-for-service beneficiaries, both within and outside our current Medicare Advantage footprint. CHS provides these ACOs with care coordination, analytics and reporting, technology and other administrative capabilities to enable participating providers to deliver better care and lower healthcare costs for their Medicare fee-for-service beneficiaries. The Company provides funding to CHS to support the operating activities of CHS and the ACOs.

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

        On May 1, 2015, we sold our APS Healthcare domestic subsidiaries and we sold our APS Healthcare Puerto Rico subsidiaries on February 4, 2015. The operating results of APS Healthcare for the current period and all historical periods presented have been reclassified as discontinued operations in our consolidated financial statements. See Note 11—Discontinued Operations for further details.

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

(Unaudited)

2. BASIS OF PRESENTATION (Continued)

include all of the disclosures normally required by U.S. GAAP or those normally made in an Annual Report on Form 10-K. For our insurance and HMO subsidiaries, U.S. GAAP differs from statutory accounting practices prescribed or permitted by regulatory authorities. We have eliminated all material intercompany transactions and balances. The interim financial information in this report is unaudited, but in the opinion of management, includes all adjustments, including normal, recurring adjustments necessary to present fairly the financial position and results of operations for the periods reported. The results of operations for the three and six months ended June 30, 2015 and 2014 are not necessarily indicative of the results to be expected for the full year.

        Unconsolidated Subsidiaries:    We have entered into agreements with various healthcare providers to establish ACOs. These ACOs were generally formed as Limited Liability Companies. We own a majority interest in our ACOs but do not consolidate them because we share the power to direct the activities that most significantly impact the ACOs. Our share of the income of an ACO is generally 50% and our share of losses of an ACO is generally 100%. In the event of losses, we have the right to receive 100% of subsequent profits until our losses are recovered. Any remaining revenues are generally shared at 50%.

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

        On July 30, 2015, CMS informed us that our Medicare Shared Savings Program (MSSP) ACOs generated $80 million in gross savings for program year 2014. This compares to $57 million in gross savings for 2012/3013, the first program period of the MSSP, which comprised up to 21 months, which we reported in the third quarter of 2014. 9 of our ACO's qualified for shared savings payments, compared to 3 in program year 2012/13, and will receive payments of $26.9 million, compared to $20.4 million in program year 2012/13. Our share of these payments, after payments to our physician partners of $6.0 million, is $20.9 million, which is reflected in equity in earnings (losses) of unconsolidated subsidiaries in our consolidated statements of operations. We expect to receive these payments during the third quarter of 2015.

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

        Reclassifications:    In accordance with the provisions of Accounting Standards Codification ("ASC") 205-20, Presentation of Financial Statements—Discontinued Operations, effective with the sale of the APS Healthcare domestic operations on May 1, 2015, the results of operations and cash flows related to our APS Healthcare business are reported as discontinued operations for all periods presented. In addition, the related assets and liabilities have been segregated from the assets and liabilities related to our continuing operations and presented separately in our consolidated balance sheets. Unless otherwise noted, all disclosures in the notes accompanying our consolidated financial statements reflect only continuing operations.

        As a result of the growth of our ACOs and Total Care, effective with the filing of our December 31, 2014 Annual Report on Form10-K/A, we have modified the way we manage and report our business. Our Medicare Advantage and Traditional Insurance segments remain unchanged; however, we have split our ACO and Total Care businesses from the Corporate & Other segment to form two new segments—Management Services Organization, or MSO, and Medicaid, respectively. We will continue to report the activities of our holding company and other ancillary operations in our Corporate & Other segment. For segment reporting, we have made reclassifications to conform prior period amounts to the current period presentation.

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

3. RECENTLY ISSUED AND PENDING ACCOUNTING PRONOUNCEMENTS

        Disclosures about Short-Duration Contracts:    In May 2015, the Financial Accounting Standards Board issued Accounting Standards Update ("ASU") 2015-09, Disclosures about Short-Duration Contracts. This ASU requires insurers to make additional disclosures about short-duration contracts (i.e., coverage provided for a fixed period of short duration, typically a year or less), including health insurance. The disclosures focus on the liability for unpaid claims and claim adjustment expenses.

        Among other things, the new disclosure will require insurers to provide tables showing incurred and paid claims development information by accident year for the number of years claims typically remain outstanding (but not more than 10 years) including a reconciliation of this information to the statement of financial position. For accident years included in the development tables, insurers will

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

3. RECENTLY ISSUED AND PENDING ACCOUNTING PRONOUNCEMENTS (Continued)

have to disclose the total of incurred-but-not-reported liabilities and expected development on reported claims plus claims frequency information unless impracticable, and the historical average annual percentage payout of incurred claims. The claims development tables may be presented as supplementary information rather than in the notes to the financial statements, but information for the current year would have to be presented in the notes to the financial statements

        For public business entities, the amendments in this ASU are effective for annual periods beginning after December 15, 2015, and interim periods the following year. Early application of the amendments in this ASU is permitted. The amendments in this ASU should be applied retrospectively by providing comparative disclosures for each period presented, except for those requirements that apply only to the current period. We are currently evaluating this ASU, and do not expect that adoption will have an impact on our financial position, results of operations or cash flows in future periods.

4. INVESTMENTS

        The amortized cost and fair value of fixed maturity investments are as follows:

	June 30, 2015
Classification	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
U.S. Treasury securities and U.S. Government obligations	$50,831	$153	$(359)	$50,625
Government sponsored agencies	1,541	22	(21)	1,542
Other political subdivisions	45,957	1,055	(188)	46,824
Corporate debt securities	310,380	13,006	(2,283)	321,103
Foreign debt securities	72,789	2,025	(710)	74,104
Residential mortgage-backed securities	130,209	4,861	(776)	134,294
Commercial mortgage-backed securities	60,401	675	(355)	60,721
Other asset-backed securities	27,865	321	(5)	28,181

	$699,973	$22,118	$(4,697)	$717,394

	December 31, 2014
Classification	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
U.S. Treasury securities and U.S. Government obligations	$57,264	$102	$(42)	$57,324
Government sponsored agencies	1,546	29	(22)	1,553
Other political subdivisions	52,104	1,412	(40)	53,476
Corporate debt securities	354,852	18,151	(328)	372,675
Foreign debt securities	74,126	2,583	(297)	76,412
Residential mortgage-backed securities	161,043	6,229	(742)	166,530
Commercial mortgage-backed securities	80,634	1,451	(54)	82,031
Other asset-backed securities	35,093	384	(25)	35,452

	$816,662	$30,341	$(1,550)	$845,453

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

4. INVESTMENTS (Continued)

        At June 30, 2015, gross unrealized losses were primarily driven by corporate securities, foreign debt securities and mortgage backed securities. The fair values of these securities are depressed primarily due to increases in interest rates. We have evaluated these holdings with our investment managers and do not believe any individual holdings to be other-than-temporarily impaired.

        The amortized cost and fair value of fixed maturity investments at June 30, 2015 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
	(in thousands)
Due in 1 year or less	$40,486	$40,993
Due after 1 year through 5 years	217,251	225,023
Due after 5 years through 10 years	162,857	166,467
Due after 10 years	60,904	61,715
Mortgage and asset-backed securities	218,475	223,196

	$699,973	$717,394

        The fair value and unrealized loss as of June 30, 2015 and December 31, 2014 for fixed maturities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are shown below:

	Less than 12 Months		12 Months or Longer		Total
June 30, 2015	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
U.S. Treasury securities and U.S. Government obligations	$10,450	$(352)	$995	$(7)	$11,445	$(359)
Government sponsored agencies	1,013	(21)	—	—	1,013	(21)
Other political subdivisions	6,227	(170)	1,460	(18)	7,687	(188)
Corporate debt securities	70,240	(2,139)	5,131	(144)	75,371	(2,283)
Foreign debt securities	26,440	(710)	25	—	26,465	(710)
Residential mortgage-backed securities	12,240	(180)	18,023	(596)	30,263	(776)
Commercial mortgage-backed securities	10,817	(355)	—	—	10,817	(355)
Other asset-backed securities	7,705	(5)	—	—	7,705	(5)

Total fixed maturities	$145,132	$(3,932)	$25,634	$(765)	$170,766	$(4,697)

Total number of securities in an unrealized loss position						95

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

4. INVESTMENTS (Continued)

	Less than 12 Months		12 Months or Longer		Total
December 31, 2014	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
U.S. Treasury securities and U.S. Government obligations	$19,706	$(16)	$7,484	$(26)	$27,190	$(42)
Government sponsored agencies	—	—	1,014	(22)	1,014	(22)
Other political subdivisions	3,465	(21)	1,476	(19)	4,941	(40)
Corporate debt securities	34,812	(188)	7,103	(140)	41,915	(328)
Foreign debt securities	16,535	(287)	2,041	(10)	18,576	(297)
Residential mortgage-backed securities	327	(1)	37,571	(741)	37,898	(742)
Commercial mortgage-backed securities	15,526	(54)	—	—	15,526	(54)
Other asset-backed securities	15,279	(25)	—	—	15,279	(25)

Total fixed maturities	$105,650	$(592)	$56,689	$(958)	$162,339	$(1,550)

Total number of securities in an unrealized loss position						87

Realized Gains and Losses

        Gross realized gains and losses included in the consolidated statements of operations are as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2015	2014	2015	2014
	(in thousands)
Realized gains:
Fixed maturities	$3,519	$457	$4,096	$1,941
Other	120	—	120	—

	3,639	457	4,216	1,941

Realized Losses:
Fixed maturities	(205)	(2)	(275)	(439)

Net realized gains	$3,434	$455	$3,941	$1,502

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

        The following table presents our recurring fair value measurements by ASC-820-10 hierarchy levels (in thousands):

June 30, 2015	Total	Level 1	Level 2	Level 3
Assets:
Fixed maturities, available for sale	$717,394	$—	$717,098	$296
Equity securities	13,935	—	13,935	—

Total assets	$731,329	$—	$731,033	$296

December 31, 2014
Assets:
Fixed maturities, available for sale	$845,453	$—	$845,179	$274
Equity securities	14,081	—	14,081	—

Total assets	$859,534	$—	$859,260	$274

        The following table provides a summary of changes in the recurring fair value measurement of our Level 3 financial instruments:

Fixed Maturities
(in thousands)
Fair value as of December 31, 2014	$274
Paydowns	(28)
Unrealized gains included in AOCI(1)(2)	80

Fair value as of March 31, 2015	326
Paydowns	(27)
Unrealized losses included in AOCI(1)(2)	(3)

Fair value as of June 30, 2015	$296

(1)
AOCI: Accumulated other comprehensive income.

(2)
Unrealized gains and losses represent changes in values of Level 3 financial instruments only for the periods in which the instruments are classified as Level 3.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

6. ACCUMULATED OTHER COMPREHENSIVE INCOME

        The components of accumulated other comprehensive income are as follows (in thousands):

	Net Unrealized Gains on Investments Available for Sale	Gross Unrealized OTTI	Long-Term Claim Reserve Adjustment	Accumulated Other Comprehensive Income
Three months ended June 30, 2015
Balance as of April 1, 2015	$22,347	$—	$(7,163)	$15,184
Other comprehensive loss before reclassifications	(8,587)	—	2,522	(6,065)
Less: Amounts reclassified from other comprehensive income	2,155	—	—	2,155

Net current-period other comprehensive loss	(10,742)	—	2,522	(8,220)

Balance as of June 30, 2015	$11,605	$—	$(4,641)	$6,964

Three months ended June 30, 2014
Balance as of April 1, 2014	$18,823	$(1,130)	$(6,623)	$11,070
Other comprehensive income before reclassifications	5,549	(60)	(914)	4,575
Less: Amounts reclassified from other comprehensive income	295	—	—	295

Net current-period other comprehensive income	5,254	(60)	(914)	4,280

Balance as of June 30, 2014	$24,077	$(1,190)	$(7,537)	$15,350

Six months ended June 30, 2015
Balance as of January 1, 2015	$19,088	$—	$(6,440)	$12,648
Other comprehensive loss before reclassifications	(4,999)	—	1,799	(3,200)
Less: Amounts reclassified from other comprehensive income	2,484	—	—	2,484

Net current-period other comprehensive loss	(7,483)	—	1,799	(5,684)

Balance as of June 30, 2015	$11,605	$—	$(4,641)	$6,964

Six months ended June 30, 2014
Balance as of January 1, 2014	$13,909	$(1,107)	$(5,473)	$7,329
Other comprehensive income before reclassifications	11,144	(83)	(2,064)	8,997
Less: Amounts reclassified from other comprehensive income	976	—	—	976

Net current-period other comprehensive income	10,168	(83)	(2,064)	8,021

Balance as of June 30, 2014	$24,077	$(1,190)	$(7,537)	$15,350

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

        Compensation expense, included in other operating costs and expenses, and the related tax benefit were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands)
Stock options	$1,422	$1,145	$2,725	$2,276
Restricted stock awards	2,266	1,266	4,292	2,675

Total stock-based compensation expense	3,688	2,411	7,017	4,951
Less: stock-based compensation expense—discontinued operations	348	112	890	291

Stock-based compensation expense—continuing operations	3,340	2,299	6,127	4,660
Tax benefit recognized	1,169	672	2,144	1,360

Stock-based compensation expense—continuing operations, net of tax	$2,171	$1,627	$3,983	$3,300

(1)
Tax benefit recognized includes the estimated effect of non-deductible compensation costs for the three-month and six-month periods ended June 30, 2014. See Note 10, Other Disclosures—Income Taxes for further information on our treatment of compensation costs for income tax purposes.

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

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

7. STOCK-BASED COMPENSATION (Continued)

        We estimated the fair value for options granted during the period at the date of grant with the following range of assumptions:

For options granted
2015
Weighted-average grant date fair value	$2.42 - $2.95
Risk free interest rates	1.15% - 1.32%
Dividend yields	0.00%
Expected volatility	33.78 - 34.60%
Expected lives of options (in years)	3.75 - 5.00

        We did not capitalize any cost of stock-based compensation. Future expense may vary based upon factors such as the number of awards granted by us and the then-current fair value of such awards.

        A summary of option activity for the six months ended June 30, 2015 is set forth below:

Options	Options (in thousands)	Weighted Average Exercise Price
Outstanding at January 1, 2015	5,993	$7.37
Granted	550	9.16
Exercised	(1,088)	7.32
Forfeited or expired	(158)	7.32

Outstanding at June 30, 2015	5,297	$7.57

        The total intrinsic value of stock options (the amount by which the market price of the stock on the date of exercise exceeded the exercise price of the option) exercised was $3.2 million and less than $0.1 million for the six months ended June 30, 2015 and 2014, respectively.

        We received proceeds of $8.0 million and $0.7 million from the exercise of stock options for the six months ended June 30, 2015 and 2014, respectively.

        As of June 30, 2015, the total compensation cost related to non-vested option awards not yet recognized was $5.1 million, which we expect to recognize over a weighted average period of 2.4 years.

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

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

7. STOCK-BASED COMPENSATION (Continued)

        A summary of non-vested restricted stock award activity for the six months ended June 30, 2015 is set forth below:

Non-Vested Restricted Stock	Shares (in thousands)	Weighted Average Grant-Date Fair Value
Non-vested at January 1, 2015	1,997	$7.90
Granted	642	9.17
Vested	(857)	7.91
Forfeited	(226)	7.96

Non-vested at June 30, 2015	1,556	$8.41

        The fair value of restricted stock vested during the six months ended June 30, 2015 was $8.0 million.

  Tax Benefits of Stock-Based Compensation

        ASC 718-10 requires us to report the benefits of tax deductions in excess of recognized compensation cost of equity awards as a financing cash flow. We recognized $0.3 million and ($0.7) million of financing cash flows for these excess tax deductions for the six months ended June 30, 2015 and 2014, respectively.

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

        Certain of our subsidiaries provide products and services to various government agencies. As a government contractor, we are subject to the terms of the contracts we have with those agencies and applicable laws governing government contracts. As such, we may be subject to False Claim Act litigation (also known as qui tam litigation) brought by individuals who seek to sue on behalf of the government, alleging that the government contractor submitted false claims to the government. In 2014 and 2015, Innovative Resources Group, LLC ("IRG"), a subsidiary of APS Healthcare, resolved three False Claims Act matters relating to IRG's historical contracts in Missouri, Tennessee and Nevada. During 2015, we sold our APS Healthcare business. However, it is possible that we could be the subject of additional False Claims Act investigations and litigation in the future that could have a material adverse effect on our business and results of operations.

9. BUSINESS SEGMENT INFORMATION

        As a result of the growth of our ACOs and Total Care, effective with the filing of our December 31, 2014 Annual Report on Form10 K/A, we have modified the way we manage and report our business. Our Medicare Advantage and Traditional Insurance segments remain unchanged; however, we have split our ACO and Total Care businesses from the Corporate & Other segment to form two new segments—MSO and Medicaid, respectively.

        As of June 30, 2015 our business segments are based on product and consist of:

  •
  Medicare Advantage;

  •
  MSO;

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

9. BUSINESS SEGMENT INFORMATION (Continued)

  •
  Medicaid; and

  •
  Traditional Insurance.

        Our remaining segment, Corporate & Other, reflects the activities of our holding company, our prior participation in the New York Health Benefits Exchange (the "Exchange") and other ancillary operations. Effective January 1, 2015, we are no longer participating in the Exchange.

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

        Financial data by segment, with a reconciliation of segment revenues and segment income (loss) before income taxes to total revenue and loss before income taxes in accordance with U.S. GAAP is as follows:

	Three months ended June 30,
	2015		2014
	Revenues	Pre-tax Income (Loss) from Continuing Operations	Revenues	Pre-tax Income (Loss) from Continuing Operations
	(in thousands)
Medicare Advantage	$317,005	$9,166	$362,640	$12,977
MSO	—	11,621	—	(9,977)
Medicaid	47,165	(1,557)	45,297	1,156
Traditional Insurance	46,111	4,324	51,869	3,425
Corporate & Other	2,590	(11,386)	1,243	(14,031)
Intersegment revenues	(26)	—	(249)	—
Adjustments to segment amounts:
Net realized gains(1)	3,434	3,434	455	455

Total	$416,279	$15,602	$461,255	$(5,995)

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

9. BUSINESS SEGMENT INFORMATION (Continued)

	Six months ended June 30,
	2015		2014
	Revenues	Pre-tax Income (Loss) from Continuing Operations	Revenues	Pre-tax Income (Loss) from Continuing Operations
	(in thousands)
Medicare Advantage	$625,099	$18,700	$722,648	$37,834
MSO	—	(89)	—	(23,076)
Medicaid	93,597	(1,415)	84,528	2,054
Traditional Insurance	95,370	5,633	105,870	3,320
Corporate & Other	3,489	(21,975)	2,174	(27,308)
Intersegment revenues	(427)	—	(508)	—
Adjustments to segment amounts:
Net realized gains(1)	3,941	3,941	1,502	1,502

Total	$821,069	$4,795	$916,214	$(5,674)

(1)
We evaluate the results of operations of our segments based on income (loss) before realized gains and losses and income taxes. We believe that realized gains and losses are not indicative of overall operating trends.

10. OTHER DISCLOSURES

        Income Taxes:    For interim financial reporting, except in circumstances as described in the following paragraph, we estimate our annual effective tax rate based on projected taxable income for the full year and record a quarterly tax provision based on that estimated annual effective tax rate.

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

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

10. OTHER DISCLOSURES (Continued)

        For the three and six months ended June 30, 2015, we determined our income tax provision using our estimated annual effective tax rate based on projected taxable income for the full year. For the three and six months ended June 30, 2014, we determined our income tax provision using actual year-to-date financial results.

        For the quarter ended June 30, 2015, our effective tax rate on continuing operations was 52.5%, resulting in an income tax provision of $8.2 million, compared with an effective tax rate of 18.8% resulting in an income tax provision of $1.1 million for the second quarter of 2014. For the quarter ended June 30, 2015, the high effective tax rate was driven primarily by permanent items, including the non-deductible ACA Fee and non-deductible interest expense. State income taxes also contributed to the variance in the effective tax rate. For the quarter ended June 30, 2014, the tax effect of permanent items exceeded the tax effect of our loss from operations, resulting in income tax expense. Permanent items in the 2014 period include the non-deductible ACA fee, non-deductible executive compensation and non-deductible interest expense.

        For the six months ended June 30, 2015, our effective tax rate on continuing operations was a benefit of 68.9%, resulting in an income tax benefit of $3.3 million, compared with an effective tax rate of 73.4% resulting in an income tax provision of $4.2 million for the six months ended June 30, 2014. For the six months ended June 30, 2015, the tax benefit was driven by $5.4 million in foreign tax credit carryforwards created in connection with the February 2015 sale of APS Puerto Rico. Utilization of this tax benefit is the result of sufficient income from continuing sources; therefore, it is included in continuing operations. Excluding the foreign tax credit carryforwards, the effective tax rate was 44.1%, driven by permanent items, including the non-deductible ACA Fee and non-deductible interest expense. State income taxes also contributed to the variance in the effective tax rate. For the six months ended June 30, 2014, the tax effect of permanent items exceeded the tax effect of our loss from operations, resulting in income tax expense. Permanent items in the 2014 period include the non-deductible ACA fee, non-deductible executive compensation and non-deductible interest expense. The size of our permanent non-deductible items (primarily ACA fee and interest on our preferred stock) in relation to our pre-tax income results in a high effective tax rate, which may continue.

        In September 2014, the Internal Revenue Service issued final regulations on the ACA's executive compensation deduction limitation for health insurance providers under Code section 162(m)(6), which provided additional information regarding the definition of a health insurance issuer. Based on our analysis of the final regulations, we no longer believe we are subject to the limitation. As a result, during the fourth quarter of 2014, we stopped treating this as a non-deductible expense and recorded a tax benefit related to amounts previously considered non-deductible. Income tax expense for the three and six months ended June 30, 2014 included $0.5 million and $1.1 million related to such costs. There is a risk that the Internal Revenue Service or other regulators may disagree with our interpretation, which could result in higher taxes.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

10. OTHER DISCLOSURES (Continued)

        Restructuring Charges:    A summary of our restructuring liability balance as of June 30, 2015 follows:

	Segment	January 1, Balance	Charge to Earnings(1)	Cash Paid	Non-cash	June 30 Balance
		(in thousands)
Continuing Operations:
Workforce reduction	Corporate & Other	$3,069	$690	$(3,439)	$—	$320
NY Exchange exit	Corporate & Other	804	—	(370)	—	434
Facility consolidation	Traditional	106	—	—	(80)	26

Total Continuing Operations		3,979	690	(3,809)	(80)	780

Discontinued Operations:
Workforce reduction		660	293	(233)	—	720
MBH runout		—	1,690	—	—	1,690
Facility consolidation		—	3,537	(115)	(230)	3,192

Total Discontinued Operations		660	5,520	(348)	(230)	5,602

Total		$4,639	$6,210	$(4,157)	$(310)	$6,382

(1)
The charge to earnings for continuing operations is included in other operating costs and expenses in our consolidated statements of operations. The charge to earnings for discontinued operations is included in the loss from discontinued operations in our consolidated statements of operations.

        During the quarter ended June 30, 2015, we recorded a restructure charge of $4.7 million related to the sale of our APS Healthcare domestic business. In connection with the sale, we retained certain office space which we have exited and certain Managed Behavioral Health, or MBH, contracts which we have terminated and are operating at a loss. Our restructure charge for facilities represents the estimated costs to close the facilities, including lease buyout costs and rent costs, net of estimated sublease revenue, on non-cancellable leases prior to termination. The charge related to the MBH contracts represents the estimated operating losses on the terminated contracts through the end of the contractual period, March 31, 2016. For further discussion of our past restructuring initiatives, see Note 22—Other Operational Disclosures—Restructuring Charges in our Annual Report on Form 10-K/A for the year ended December 31, 2014.

        Loan Payable:    On June 30, 2015, we executed an amendment to our 2012 Credit Facility, which reduced the commitment on the revolving credit facility from $75 million to $50 million, waived certain financial covenants for the period ending June 30, 2015 and allowed us to make restricted payments, under certain conditions. The Company paid an amendment fee of $50,000, which was expensed in the quarter ended June 30, 2015. As of June 30, 2015, we were in compliance with our financial covenants under the 2012 Credit Facility.

        On March 31, 2015, we repaid $58.6 million of principal on our Term Loan under the 2012 Credit Facility. $3.6 million of this payment was the regularly scheduled principal payment, $38.4 million was a mandatory prepayment from subsidiary sale proceeds, fulfilling our obligation to prepay principal from these proceeds by February 2016, and the balance of $16.6 million was a voluntary prepayment which

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

10. OTHER DISCLOSURES (Continued)

provided additional restricted payment flexibility under the 2012 Credit Facility. After ratably applying these prepayments to the remaining amortization payments, the Company will not be required to make principal payments until the final bullet payment of $44.9 million in January 2017. During the three and six months ended June 30, 2015, we made interest payments totaling $0.3 million and $1.0 million and other fee payments totaling $0.2 million and $0.3 million, respectively, including the amendment fee mentioned previously.

        During 2014, we were not required to make any principal payments as all scheduled 2014 principal payments, totaling $14.3 million, were prepaid in 2013, in connection with the amendment of our credit facility on November 4, 2013. During the three and six months ended June 30, 2014, we made interest payments totaling $0.7 million and $1.4 million and other fee payments totaling $0.1 million and $0.3 million, respectively.

        In connection with the 2012 Credit Facility, we incurred loan origination fees which were capitalized and are being amortized over its 5-year term. In connection with the prepayment discussed above, we recorded additional amortization of $0.8 million during the quarter ended March 31, 2015 and in connection with the $25 million reduction of the revolving credit facility commitment from the June 2015 amendment, we recorded additional amortization of $0.3 million during the second quarter of 2015, leaving an unamortized balance of $1.0 million at June 30, 2015.

        Unconsolidated Subsidiaries:    We account for our participation in the ACOs using the equity method. Gains and losses from our participation in the ACOs are reported as equity in earnings (losses) of unconsolidated subsidiaries in the consolidated statements of operations. Our net investment in the ACOs is reported in other assets in the consolidated balance sheets. We recognized equity in earnings of our unconsolidated ACOs of $13.7 million and $6.3 million for the three and six months ended June 30, 2015, respectively, and losses of $7.3 million and $15.6 million for the three and six months ended June 30, 2014, respectively. 2015 includes our share of revenue related to program year 2014, which amounted to $20.9 million. In 2014, we did not recognize any shared savings revenue until the third quarter. For additional information on the ACOs, see Note 1—Organization and Company Background and Note 2—Basis of Presentation.

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

        Earnings Per Common Share Computation:    Under ASC 260, Earnings Per Share, income (loss) from continuing operations is the trigger for determining whether potential common stock equivalents are dilutive or anti-dilutive when calculating diluted earnings per share. Universal American has income from continuing operations for the three and six months ended June 30, 2015, and accordingly, include the effect of dilutive securities in calculating diluted earnings per share for those periods. For the three and six months ended June 30, 2014, Universal American has losses from continuing operations and has, accordingly, excluded common stock equivalents of 0.2 million and 0.4 million, respectively, from the calculation of diluted earnings per share for those periods.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

11. DISCONTINUED OPERATIONS

        On February 4, 2015, we sold our APS Healthcare Puerto Rico subsidiaries to an affiliate of the Metro Pavia Health System. APS Puerto Rico provides managed behavioral health services under the Government Health Plan Medicaid program under a contract that terminated on March 31, 2015 and had $151 million of revenue in 2014. The purchase price at closing was $26.5 million, which was settled in cash. The transaction resulted in a pre-tax realized loss of approximately $0.4 million. The transaction also generated an additional foreign tax credit carryforward of $5.4 million that has been recorded as a deferred tax asset.

        On May 1, 2015, we sold our remaining APS Healthcare operating subsidiaries to KEPRO, Inc., a company that provides quality improvement and care management services to both government clients and the private sector. The purchase price was $5.0 million, which was settled in cash at closing and is subject to a working capital true up, which we expect to be settled during the third quarter of 2015. In addition, the transaction includes a potential earn-out of up to an additional $19.0 million based on certain contract renewals. Due to the variability in the length of time over which the contract renewals may occur and the difficulty of estimating the success of such renewals, we consider the potential earn-out to be a contingent gain which will be recorded only if and when we determine it to be realizable. At June 30, 2015 no portion of the potential earn-out met the criteria to be accrued as a contingent gain. The transaction resulted in a pre-tax realized loss of approximately $18.3 million.

        In connection with the sales of the APS businesses, we agreed to provide certain support services to the buyers under a transition services agreement, or TSA, until they can assume the responsibilities directly. During the three-month and six-month periods ended June 30, 2015, we provided support under the TSA agreements of $1.4 million and $1.7 million, respectively.

        Effective with the sale of our APS Healthcare businesses as discussed above, in accordance with ASC 205-20 Presentation of Financial Statements—Discontinued Operations, the results of operations and cash flows related to APS Healthcare are reported as discontinued operations for all periods presented. In addition, the related assets and liabilities have been segregated from the assets and liabilities related to our continuing operations and are presented separately in our consolidated balance sheets as of June 30, 2015 and December 31, 2014, respectively.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

11. DISCONTINUED OPERATIONS (Continued)

        Summarized financial information for our discontinued operations for the three and six month periods ended June 30 is presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands)
Revenues:
Net premium and policyholder fees earned	$46	$37,101	$17,450	$74,022
Fee and other income	7,264	21,342	30,904	42,127

Total revenues	7,310	58,443	48,354	116,149

Benefits, claims and expenses:
Claims and other benefits	—	33,580	14,522	66,810
Other operating costs and expenses	11,114	27,927	32,539	54,719

Total benefits, claims and expenses	11,114	61,507	47,061	121,529

Operating (loss) income	(3,804)	(3,064)	1,293	(5,380)
Restructure charge	(4,665)	—	(5,520)	—
Realized loss on sale	(18,310)	—	(18,669)	—

Loss from discontinued operations before income taxes	(26,779)	(3,064)	(22,896)	(5,380)
Benefit for income taxes	(11,993)	(378)	(9,574)	(362)

Loss from discontinued operations	$(14,786)	$(2,686)	$(13,322)	$(5,018)

        Total assets and liabilities of discontinued operations are as follows:

	June 30, 2015	December 31, 2014
	(in thousands)
Assets
Cash and cash equivalents	$—	$28,125
Present value of future profits and other amortizing intangible assets	—	3,093
Deferred income tax asset	2,727	6,544
Income taxes receivable	769	1,669
Other assets	579	41,869

Total assets	$4,075	$81,300

Liabilities
Policy and contract claims—health	$319	$11,130
Other liabilities	10,077	52,054

Total liabilities	$10,396	$63,184

ITEM 2—MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

        The following discussion and analysis presents a review of our financial condition as of June 30, 2015 and our results of operations for the three and six months ended June 30, 2015 and 2014. As used in this quarterly report, except as otherwise indicated, references to the "Company," "Universal American," "we," "our," and "us" are to Universal American Corp., a Delaware corporation and its subsidiaries.

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

Overview

        Universal American, through our family of healthcare companies, provides health benefits to people covered by Medicare and/or Medicaid. Our core strength is our ability to partner with providers, especially primary care physicians, to improve health outcomes while reducing cost in the Medicare population. We currently are focused on three main businesses:

  •
  Medicare Advantage:  We serve the growing Medicare population by providing Medicare Advantage products to approximately 106,000 members as of June 30, 2015. Approximately 31% of the Medicare population in the United States is currently enrolled in Medicare Advantage plans; a type of Medicare health plan offered by private companies that contract with the federal government to provide enrollees with health insurance. Our current focus is to grow our Medicare Advantage business in Texas (especially Houston/Beaumont), upstate New York (especially the Syracuse area) and Maine, regions in which we have meaningful market positions.

  •
  Management Services Organization (MSO):  We believe there is an opportunity to address the high cost of health care for the majority of the Medicare population enrolled in traditional fee-for-service Medicare and have joined predominantly with primary-care and multi-specialty provider groups to operate twenty-five Accountable Care Organizations, or ACOs, pursuant to the Medicare Shared Saving Program, known as the MSSP.

  •
  Medicaid:  We provide Medicaid products to approximately 40,000 members in upstate New York through our Total Care Medicaid Health Plan.

        We also operate our Traditional Insurance segment, which consists of Medicare supplement, long-term care and other senior health products, specialty health insurance products and senior life insurance business. We discontinued marketing and selling new Traditional insurance products after June 1, 2012.

Recent Development

        ACO Revenue—On July 30, 2015, the Centers for Medicare & Medicaid Services (CMS) informed us that our MSSP ACOs generated $80 million in gross savings for program year 2014. This compares to $57 million in gross savings for 2012/3013, the first program period of the MSSP, which comprised up to 21 months, which we reported in the third quarter of 2014. 9 of our ACO's qualified for shared savings payments, compared to 3 in program year 2012/13, and will receive payments of $26.9 million, compared to $20.4 million in program year 2012/13. Our share of these payments, after payments to our physician partners of $6.0 million, is $20.9 million, which is reflected in equity in earnings (losses) of unconsolidated subsidiaries in our consolidated statements of operations. We expect to receive these payments during the third quarter of 2015.

        On June 4, 2015, CMS issued the final MSSP rule for program years beginning in 2016. We believe that the new rule will enhance the success of the MSSP program in general and our ACOs in particular.

Membership/Beneficiaries

        The following table presents our membership/beneficiaries in our three main businesses:

	June 30, 2015	December 31, 2014
	(in thousands)
Medicare Advantage
Texas HMOs	66.5	61.8
Upstate New York/Maine	39.2	29.7

Core Markets	105.7	91.5
Non-Core Network(1)	—	20.7
Rural(1)	—	1.9

Total Medicare Advantage	105.7	114.1

Management Service Organizations
ACOs	286.7	285.0

Medicaid
Total Care	40.0	40.0

(1)
We did not renew our non-core network and rural markets for 2015.

Results of Operations—Consolidated Overview

        The following table reflects income (loss) before income taxes from each of our segments and contains a reconciliation to reported net income (loss) in accordance with U.S. GAAP. We evaluate the results of operations of our segments based on loss before realized gains and income taxes. We believe that realized gains are not indicative of overall operating trends. This differs from U.S. GAAP, which includes the effect of realized gains and income taxes in the determination of net income (loss).

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
	(in thousands, except per share amounts)
Medicare Advantage	$9,166	$12,977	$18,700	$37,834
MSO	11,621	(9,977)	(89)	(23,076)
Medicaid	(1,557)	1,156	(1,415)	2,054
Traditional Insurance	4,324	3,425	5,633	3,320
Corporate & Other	(11,386)	(14,031)	(21,975)	(27,308)
Net realized gains	3,434	455	3,941	1,502

Income (loss) before income taxes	15,602	(5,995)	4,795	(5,674)
Provision for (benefit from) income taxes	8,191	1,127	(3,306)	4,166

Income (loss) from continuing operations	7,411	(7,122)	8,101	(9,840)
Loss from discontinued operations	(14,786)	(2,686)	(13,322)	(5,018)

Net loss	$(7,375)	$(9,808)	$(5,221)	$(14,858)

Income (loss) per common share (diluted):
Income (loss) from continuing operations	$0.09	$(0.08)	$0.10	$(0.11)
Loss from discontinued operations	(0.18)	(0.04)	(0.16)	(0.06)

Net loss	$(0.09)	$(0.12)	$(0.06)	$(0.17)

  Three months ended June 30, 2015 and 2014

        Income from continuing operations for the quarter ended June 30, 2015 was $7.4 million, or $0.09 per diluted share, compared to a loss from continuing operations of $7.1 million, or $(0.08) per diluted share, for the quarter ended June 30, 2014.

        Our Medicare Advantage segment generated income before income taxes of $9.2 million for the quarter ended June 30, 2015; a decrease of $3.8 million compared to the quarter ended June 30, 2014. The decrease in earnings was driven by expected lower membership, as we exited non-core markets, a decrease in favorable prior period items and lower net investment income, partially offset by a decrease in commissions and general expense levels driven by our cost reduction initiatives and lower membership. The quarter ended June 30, 2015, included $3.3 million of net favorable prior period items compared to $13.1 million favorable items for the quarter ended June 30, 2014. In the Northeast markets, where we had a 26% increase in membership during the 2015 Annual Election Period (AEP), we recorded an increased Medical Benefit Ratio as our premium per member did not match our claims experience for new members and driven by higher inpatient and emergent care utilization. These observed trends were considered in the development of the 2016 Bid.

        Our MSO segment, which includes the operations of our ACOs, generated income before income taxes of $11.6 million for the quarter ended June 30, 2015, an increase in earnings of $21.6 million compared to the same period in 2014. Revenue of $20.9 million represents our share of program year 2014 revenue. In 2014, we did not recognize revenue until the third quarter, due to the timing of CMS' notice of results for the 2012/2013 program year. Operating expenses for the quarter were $9.3 million compared to $10.0 million for the quarter ended June 30, 2014.

        Our Medicaid segment, principally the operations of our Total Care Plan, generated a loss before income taxes of $1.6 million for the three months ended June 30, 2015 compared to income of

$1.2 million for the quarter ended June 30, 2014. This decrease was primarily due to an increase in medical expenses caused by increased inpatient utilization.

        Our Traditional Insurance segment generated income before taxes of $4.3 million for the quarter ended June 30, 2015, an increase of $0.9 million compared to the same period in 2014. The increase in earnings is primarily driven by the reduction of operating expenses.

        Our Corporate & Other segment reported loss decreased by $2.6 million for the three months ended June 30, 2015 compared to the same period in 2014. This was primarily due to corporate expense reduction initiatives, lower legal costs related to our non-core business, the discontinuation of our Exchange business and lower debt service costs.

        For the quarter ended June 30, 2015, our effective tax rate on continuing operations was 52.5%, resulting in an income tax provision of $8.2 million, compared with an effective tax rate of 18.8% resulting in an income tax provision of $1.1 million for the second quarter of 2014. For the quarter ended June 30, 2015, the high effective tax rate was driven primarily by permanent items, including the non-deductible ACA Fee and non-deductible interest expense. State income taxes also contributed to the variance in the effective tax rate. For the quarter ended June 30, 2014, the tax effect of permanent items exceeded the tax effect of our loss from operations, resulting in income tax expense. Permanent items for the 2014 period include the non-deductible ACA fee, non-deductible executive compensation and non-deductible interest expense.

  Six months ended June 30, 2015 and 2014

        Income from continuing operations for the six months ended June 30, 2015 was $8.1 million, or $0.10 per diluted share, compared to a loss from continuing operations of $9.8 million, or $0.11 per diluted share, for the six months ended June 30, 2014.

        Our Medicare Advantage segment generated income before income taxes of $18.7 million for the six months ended June 30, 2015; a decrease of $19.1 million compared to the six months ended June 30, 2014. The decrease in earnings was driven by expected lower membership, as we exited non-core markets, a decrease in favorable prior period items and lower net investment income, partially offset by a decrease in commissions and general expense levels driven by our cost reduction initiatives and lower membership. The six months ended June 30, 2015, included $5.9 million of net favorable prior period items compared to $28.1 million favorable items for the quarter ended June 30, 2014. In the Northeast markets, where we had a 26% increase in membership during the 2015 Annual Election Period (AEP), we recorded an increased Medical Benefit Ratio as our premium per member did not match our claims experience for new members and driven by higher inpatient and emergent care utilization. These observed trends were considered in the development of the 2016 Bid.

        Our MSO segment generated a loss before income taxes of $0.1 million for the six months ended June 30, 2015, an increase in earnings of $23.0 million compared to the same period in 2014. Revenue of $20.9 million represents our share of program year 2014 revenue. In 2014, we did not recognize revenue until the third quarter, due to the timing of CMS' notice of results for the 2012/2013 program year. Operating expenses for the six months ended June 30, 2015 were $21.0 million compared to $23.1 million for the six months ended June 30, 2014.

        Our Medicaid segment generated a loss before income taxes of $1.4 million for the six months ended June 30, 2015 compared to income of $2.1 million for the six months ended June 30, 2014. This decrease was primarily due to an increase in medical expenses caused by increased inpatient utilization.

        Our Traditional Insurance segment generated income before taxes of $5.6 million for the six months ended June 30, 2015, an increase of $2.3 million compared to the same period in 2014. The increase in earnings is primarily driven by the reduction of operating expenses and increased net investment income.

        Our Corporate & Other segment reported loss decreased by $5.3 million for the six months ended June 30, 2015 compared to the same period in 2014. This was primarily due to corporate expense reduction initiatives, lower legal costs related to our non-core business, the discontinuation of our Exchange business and lower debt service costs.

        For the six months ended June 30, 2015, our effective tax rate on continuing operations was a benefit of 68.9%, resulting in an income tax benefit of $3.3 million, compared with an effective tax rate of 73.4% resulting in an income tax provision of $4.2 million for the six months ended June 30, 2014. For the six months ended June 30, 2015, the tax benefit was driven by $5.4 million in foreign tax credit carryforwards created in connection with the February 2015 sale of APS Puerto Rico. Utilization of this tax benefit is the result of sufficient income from continuing sources; therefore, it is included in continuing operations. Excluding the foreign tax credit carryforwards, the effective tax rate was 44.1%, driven by permanent items, including the non-deductible ACA Fee and non-deductible interest expense. State income taxes also contributed to the variance in the effective tax rate. For the six months ended June 30, 2014, the tax effect of permanent items exceeded the tax effect of our loss from operations, resulting in income tax expense. Permanent items in the 2014 period include the non-deductible ACA fee, non-deductible executive compensation and non-deductible interest expense. The size of our permanent non-deductible items (primarily ACA fee and interest on our preferred stock) in relation to our pre-tax income results in a high effective tax rate, which may continue.

Segment Results—Medicare Advantage

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
	(in thousands)
Net premiums	$314,368	$358,434	$619,614	$714,296
Net investment and other income	2,637	4,206	5,485	8,352

Total revenue	317,005	362,640	625,099	722,648

Medical expenses	271,257	305,955	534,329	595,963
ACA fee	6,423	6,184	12,685	11,569
Commissions and general expenses	30,159	37,524	59,385	77,282

Total benefits, claims and other deductions	307,839	349,663	606,399	684,814

Segment income before income taxes	$9,166	$12,977	$18,700	$37,834

        Our Medicare Advantage segment includes the operations of our Medicare coordinated care HMO, PPO and Network PFFS Plans (collectively, the "Plans"). Our HMOs offer coverage to Medicare members primarily in Southeastern Texas (especially Houston/Beaumont), and the Dallas/Ft. Worth area. For 2015, our PPO and Network PFFS Plans offer coverage primarily in upstate New York and Maine. Effective January 1, 2015, we exited non-core markets, resulting in a reduction in membership of approximately 22,600 members.

  Three months ended June 30, 2015 and 2014

        Our Medicare Advantage segment generated income before income taxes of $9.2 million for the quarter ended June 30, 2015; a decrease of $3.8 million compared to the quarter ended June 30, 2014. The decrease in earnings was driven by expected lower membership, as we exited non-core markets, a decrease in favorable prior period items and lower net investment income, partially offset by a decrease in commissions and general expense levels driven by our cost reduction initiatives and lower membership. The quarter ended June 30, 2015, included $3.3 million of net favorable prior period items compared to $13.1 million favorable items for the quarter ended June 30, 2014. In the Northeast markets, where we had a 26% increase in membership during the 2015 Annual Election Period (AEP), we recorded an increased Medical Benefit Ratio as our premium per member did not match our claims experience for new members driven by higher inpatient and emergent care utilization. These observed trends were considered in the development of the 2016 Bid.

        Net premiums.    Net premiums for the Medicare Advantage segment decreased by $44.1 million for the quarter ended June 30, 2015 compared with the same period in 2014, primarily driven by lower membership as a result of exiting non-core markets. In the Northeast markets, where we had a 26% increase in membership during the 2015 AEP, our premium per member did not match our claims experience for new members, as discussed above. Net premiums for the quarter ended June 30, 2015 included $11.6 million of favorable prior period items compared to $14.1 million of favorable prior period items for the quarter ended June 30, 2014.

        Net investment and other income.    Net investment and other income decreased $1.6 million for the quarter ended June 30, 2015 primarily due to lower invested asset levels.

        Medical expenses.    Medical expenses decreased by $34.7 million for the quarter ended June 30, 2015 compared to the quarter ended June 30, 2014. The decrease was driven by expected lower membership, offset by increased unfavorable prior period items and an increase in inpatient and emergent care utilization in the Northeast markets, resulting in a medical benefit ratio of 86.3% for the quarter ended June 30, 2015 compared with 85.4% for the quarter ended June 30, 2014. Medical expenses for the quarter ended June 30, 2015 included $8.3 million of net unfavorable items related to prior periods, compared to $1.0 million of net unfavorable items related to prior periods for the quarter ended June 30, 2014. Quality improvement initiative costs are included in medical expenses in connection with the reporting of minimum medical loss ratios under the ACA. The following table provides a breakdown of medical expenses and the related medical benefits ratios:

	Three months ended June 30,
	2015		2014
	($ in thousands)
Quality Initiatives	$6,935	2.2%	$8,146	2.3%
Medical Benefits	264,322	84.1%	297,809	83.1%

Total Medical Expenses	$271,257	86.3%	$305,955	85.4%

        Adjusting for the prior year items discussed above in net premiums and medical expenses, for the quarter ended June 30, 2015, our medical benefit MBR, excluding quality initiative costs, was 84.6%. Our medical benefit MBRs for the quarter ended June 30, 2015, as reported and recast to exclude prior year items, are summarized in the table below:

	Reported	Recast
Texas HMOs	81.1%	81.4%
Upstate New York/Maine	89.5%	91.4%
Total Medicare Advantage	84.1%	84.6%

        ACA fee.    The ACA fee for the three months ended June 30, 2015 amounted to $6.4 million, or 2.0% of 2015 net premiums compared to $6.2 million or 1.7% of net premiums for the same period in 2014. The ACA fee is based on prior year premiums and is included in the calculation of minimum medical loss ratios under the ACA. The increase in the ACA fee is due to the scheduled increase in the industry-wide total fee from $8.0 billion in 2014 to $11.3 billion in 2015. The 2015 ACA fee includes approximately $1.0 million related to 2014 premium in non-core markets that we exited in 2015. Excluding this amount, the 2015 ACA fee expense for continuing business was approximately 1.7% of 2015 net premiums.

        Commissions and general expenses.    Commissions and general expenses for the three months ended June 30, 2015 decreased $7.4 million compared to the same period in 2014, primarily due to cost reduction initiatives and lower membership. Our administrative expense ratio improved to 9.6% for the three months ended June 30, 2015 from 10.5% for the three months ended June 30, 2014 primarily as a result of our cost reduction efforts.

  Six months ended June 30, 2015 and 2014

        Our Medicare Advantage segment generated income before income taxes of $18.7 million for the six months ended June 30, 2015; a decrease of $19.1 million compared to the six months ended June 30, 2014. The decrease in earnings was driven by expected lower membership, as we exited non-core markets, a decrease in favorable prior period items and lower net investment income, partially offset by a decrease in commissions and general expense levels driven by our cost reduction initiatives and lower membership. The six months ended June 30, 2015, included $5.9 million of net favorable prior period items compared to $28.1 million favorable items for the quarter ended June 30, 2014. In the Northeast markets, where we had a 26% increase in membership during the 2015 Annual Election Period (AEP), we recorded an increased Medical Benefit Ratio as our premium per member did not match our claims experience for new members driven by higher inpatient and emergent care utilization. These observed trends were considered in the development of the 2016 Bid.

        Net premiums.    Net premiums for the Medicare Advantage segment decreased by $94.7 million for the six months ended June 30, 2015 compared with the same period in 2014, primarily driven by lower membership as a result of exiting non-core markets. In the Northeast markets, where we had a 26% increase in membership during the 2015 AEP, our premium per member did not match our claims experience for new members, as discussed above. Net premiums for the six months ended June 30, 2015 included $15.1 million of favorable prior period items compared to $14.9 million of favorable prior period items for the six months ended June 30, 2014.

        Net investment and other income.    Net investment and other income decreased $2.9 million for the six months ended June 30, 2015 primarily due to lower invested asset levels.

        Medical expenses.    Medical expenses decreased by $61.6 million for the six months ended June 30, 2015 compared to the six months ended June 30, 2014. The decrease was driven by expected lower membership, offset by increased unfavorable prior period items and an increase in inpatient and emergent care utilization in the Northeast markets, resulting in a medical benefit ratio of 86.2% for the six months ended June 30, 2015 compared with 83.4% for the six months ended June 30, 2014. Medical expenses for the six months ended June 30, 2015 included $9.2 million of net unfavorable items related to prior periods, compared to $13.2 million of net favorable items related to prior periods for the six months ended June 30, 2014. Quality improvement initiative costs are included in medical expenses in connection with the reporting of minimum medical loss ratios under the ACA. The following table provides a breakdown of medical expenses and the related medical benefits ratios:

	Six months ended June 30,
	2015		2014
	($ in thousands)
Quality Initiatives	$12,986	2.1%	$15,575	2.2%
Medical Benefits	521,343	84.1%	580,388	81.2%

Total Medical Expenses	$534,329	86.2%	$595,963	83.4%

        Adjusting for the prior year items discussed above in net premiums and medical expenses, for the six months ended June 30, 2015, our medical benefit MBR, excluding quality initiative costs, was 84.7%. Our medical benefit MBRs for the six months ended June 30, 2015, as reported and recast to exclude prior year items, are summarized in the table below:

	Reported	Recast
Texas HMOs	81.7%	82.1%
Upstate New York/Maine	91.2%	90.4%
Total Medicare Advantage	84.1%	84.7%

        ACA fee.    The ACA fee for the six months ended June 30, 2015 amounted to $12.7 million, or 2.0%, of 2015 net premiums compared to $11.6 million or 1.6% of net premiums for the same period in 2014. The ACA fee is based on prior year premiums and is included in the calculation of minimum medical loss ratios under the ACA. The increase in the ACA fee is due to the scheduled increase in the industry-wide total fee from $8.0 billion in 2014 to $11.3 billion in 2015. The 2015 ACA fee includes approximately $2.0 million related to 2014 premium in non-core markets that we exited in 2015. Excluding this amount, the 2015 ACA fee expense for continuing business was approximately 1.7% of 2015 net premiums.

        Commissions and general expenses.    Commissions and general expenses for the six months ended June 30, 2015 decreased $17.9 million compared to the same period in 2014, primarily due to cost reduction initiatives and lower membership. Our administrative expense ratio improved to 9.6% for the six months ended June 30, 2015 from 10.8% for the six months ended June 30, 2014 primarily as a result of our cost reduction efforts.

Segment Results—Management Services Organization

        The following table represents the operating results of our MSO segment, consolidating the ACOs in which we participate with the operations of our CHS subsidiary:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
	(in thousands)
Shared Savings Revenue(1):
Gross Shared Savings	$26,924	$—	$26,924	$—
ACO Partner Share	(6,040)	—	(6,040)	—

Net Shared Savings Revenue	20,884	—	20,884	—
Operating expenses	9,263	9,977	20,973	23,076

Segment income (loss) before income taxes	$11,621	$(9,977)	$(89)	$(23,076)

(1)
Represents shared savings revenues recorded in 2015 related to program year 2014. In 2014, we did not receive final results relating to the 2012/2013 program years from CMS until the third quarter and therefore did not record revenue until the third quarter of 2014.

        Formerly included in our Corporate & Other segment, our MSO segment includes our CHS subsidiary, which collaborates with physicians and other healthcare professionals to operate ACOs under the MSSP. As of June 30, 2015 we sponsored twenty-five active ACOs in eleven states previously approved for participation in the program by CMS. Based on data provided by CMS, these ACOs currently include approximately 4,000 participating providers with approximately 287,000 assigned Medicare fee-for-service beneficiaries, both within and outside our current Medicare Advantage footprint. CHS provides these ACOs with care coordination, analytics and reporting, technology and other administrative capabilities to enable participating providers to deliver better care and lower healthcare costs for their Medicare fee-for-service beneficiaries. We have determined that we cannot consolidate the ACOs and therefore, include our share of their operating results in Equity in earnings (losses) of unconsolidated subsidiaries on our Consolidated Statements of Operations. In the table above, we have presented our share of the results of the ACOs combined with the results of CHS to provide a better understanding of the results of operations.

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

  Three months ended June 30, 2015 and 2014

        Our MSO segment generated income before income taxes of $11.6 million for the quarter ended June 30, 2015, an increase in earnings of $21.6 million compared to the same period in 2014. Revenue of $20.9 million represents our share of program year 2014 revenue. In 2014, we did not recognize revenue until the third quarter, due to the timing of CMS' notice of results for the 2012/2013 program year. Operating expenses for the quarter were $9.3 million compared to $10.0 million for the quarter ended June 30, 2014.

  Six months ended June 30, 2015 and 2014

        Our MSO segment generated a loss before income taxes of $0.1 million for the six months ended June 30, 2015, an increase in earnings of $23.0 million compared to the same period in 2014. Revenue of $20.9 million represents our share of program year 2014 revenue. In 2014, we did not recognize revenue until the third quarter, due to the timing of CMS' notice of results for the 2012/2013 program year. Operating expenses for the six months ended June 30, 2015 were $21.0 million compared to $23.1 million for the six months ended June 30, 2014.

Segment Results—Medicaid

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
	(in thousands)
Net premiums	$47,123	$45,229	$93,513	$84,460
Net investment and other income	42	68	84	68

Total revenue	47,165	45,297	93,597	84,528

Medical expenses	43,798	40,185	85,115	74,917
Amortization of intangible assets	202	201	403	403
ACA fee	834	49	1,659	92
Commissions and general expenses	3,888	3,706	7,835	7,062

Total benefits, claims and other deductions	48,722	44,141	95,012	82,474

Segment (loss) income before income taxes	$(1,557)	$1,156	$(1,415)	$2,054

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

  Three months ended June 30, 2015 and 2014

        Our Medicaid segment generated a loss before income taxes of $1.6 million for the three months ended June 30, 2015 compared to income of $1.2 million for the quarter ended June 30, 2014. This decrease was primarily due to an increase in medical expenses caused by increased inpatient utilization.

        Net premiums.    Net premiums increased by $1.9 million, or 4%, compared to the three months ended June 30, 2014 primarily as a result of growth in membership and an increase in state reimbursement rates.

        Medical expenses.    Medical expenses increased by $3.6 million, or 9% compared to the three months ended June 30, 2014. The increase was driven by higher membership and higher claims costs, caused primarily by inpatient utilization, and unfavorable development, resulting in a medical benefit ratio of 92.9% for the three months ended June 30, 2015 compared with 88.8% for the three months ended June 30, 2014.

        ACA fee.    The ACA fee for the three months ended June 30, 2015 increased by $0.8 million. The ACA fee is based on prior year premium. The full year 2014 ACA fee was based on Total Care's 2013 premium since December 1, 2013, the date of acquisition. The full year 2015 ACA fee is based on Total Care's premium for the full year ended December 31, 2014.

        Commissions and general expenses.    Commissions and general expenses increased $0.2 million compared to the three months ended June 30, 2014, primarily due to the growth in membership. Our administrative expense ratio was 8.3% and 8.2% for the three months ended June 30, 2015 and 2014, respectively.

  Six months ended June 30, 2015 and 2014

        Our Medicaid segment generated a loss before income taxes of $1.4 million for the six months ended June 30, 2015 compared to income of $2.1 million for the six months ended June 30, 2014. This decrease was primarily due to an increase in medical expenses caused by increased inpatient utilization.

        Net premiums.    Net premiums increased by $9.1 million, or 11%, compared to the six months ended June 30, 2014 primarily as a result of growth in membership and an increase in state reimbursement rates.

        Medical expenses.    Medical expenses increased by $10.2 million, or 14% compared to the six months ended June 30, 2014. The increase was driven by higher membership and higher claims costs, caused primarily by inpatient utilization, and unfavorable development, resulting in a medical benefit ratio of 91.0% for the six months ended June 30, 2015 compared with 88.7% for the six months ended June 30, 2014.

        ACA fee.    The ACA fee for the six months ended June 30, 2015 increased by $1.6 million. The ACA fee is based on prior year premium. The full year 2014 ACA fee was based on Total Care's 2013 premium since December 1, 2013, the date of acquisition. The full year 2015 ACA fee is based on Total Care's premium for the full year ended December 31, 2014.

        Commissions and general expenses.    Commissions and general expenses increased $0.8 million compared to the six months ended June 30, 2014, primarily due to the growth in membership. Our administrative expense ratio was 8.4% and 8.3% for the six months ended June 30, 2015 and 2014, respectively.

Segment Results—Traditional Insurance

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
	(in thousands)
Net premiums	$41,317	$47,413	$85,140	$96,813
Net investment and other income	4,794	4,456	10,230	9,057

Total revenue	46,111	51,869	95,370	105,870

Policyholder benefits	31,410	35,550	66,655	74,169
Change in deferred policy acquisition costs	2,585	1,509	5,868	4,530
Commissions and general expenses, net of allowances	7,792	11,385	17,214	23,851

Total benefits, claims and other deductions	41,787	48,444	89,737	102,550

Segment income before income taxes	$4,324	$3,425	$5,633	$3,320

        Our Traditional Insurance segment consists of three major lines of business. Senior Market includes Medicare supplement, senior dental and hospital indemnity products. Specialty Health includes fixed benefit accident and sickness, specified disease, hospital, surgical and long-term care products. Life Insurance includes senior life products. We discontinued marketing and selling Traditional insurance products after June 1, 2012.

  Three months ended June 30, 2015 and 2014

        Our Traditional Insurance segment generated income before taxes of $4.3 million for the quarter ended June 30, 2015, an increase of $0.9 million compared to the same period in 2014. The increase in earnings is primarily driven by the reduction of operating expenses.

        Net premiums.    Net premiums declined by $6.1 million, or 13%. This is the result of the continued effect of lapsation across all lines of business. The following tables detail premium for the segment by major lines of business:

	Three months ended June 30,
	2015			2014
	Gross	Ceded	Net	Gross	Ceded	Net
	(in thousands)
Senior market	$36,846	$(7,691)	$29,155	$42,861	$(9,054)	$33,807
Specialty health	10,772	(1,631)	9,141	11,865	(1,539)	10,326
Life insurance and annuity	10,058	(7,037)	3,021	11,278	(7,998)	3,280

Total premium	$57,676	$(16,359)	$41,317	$66,004	$(18,591)	$47,413

        Policyholder benefits.    Policyholder benefits incurred declined by $4.1 million, or 12%, compared to 2014. This decline was principally due to the overall decline in insurance in-force and slightly lower senior market health medical trend, partially offset by unfavorable experience on specialty health. For 2015, the policyholder benefit ratio for senior market health was 69.5% compared with 70.1% in 2014, and for specialty health was 100.7% in 2015, compared with 93.0% in 2014.

        Commissions and general expenses, net of allowances.    Commissions and general expenses, net of allowances, decreased by $3.6 million from 2014. This decrease is primarily attributed to lower commissions on less insurance in-force as well as lower costs required to run a smaller book of business in-force. In addition, 2014 included consulting costs related to the transition to outsourcing certain functions.

  Six months ended June 30, 2015 and 2014

        Our Traditional Insurance segment generated income before taxes of $5.6 million for the six months ended June 30, 2015, an increase of $2.3 million compared to the same period in 2014. The increase in earnings is primarily driven by the reduction of operating expenses and increased net investment income.

        Net premiums.    Net premiums declined by $11.7 million, or 12%. This is the result of the continued effect of lapsation across all lines of business. The following tables detail premium for the segment by major lines of business:

	Six months ended June 30,
	2015			2014
	Gross	Ceded	Net	Gross	Ceded	Net
	(in thousands)
Senior market	$76,697	$(16,167)	$60,530	$88,994	$(18,969)	$70,025
Specialty health	21,684	(3,108)	18,576	23,381	(3,204)	20,177
Life insurance and annuity	20,372	(14,338)	6,034	22,767	(16,156)	6,611

Total premium	$118,753	$(33,613)	$85,140	$135,142	$(38,329)	$96,813

        Policyholder benefits.    Policyholder benefits incurred declined by $7.5 million, or 10%, compared to the six months ended June 30, 2014. This decline was principally due to the overall decline in insurance in-force partially offset by slightly higher medical trend on senior market health and specialty health. For the six months ended June 30, 2015, the policyholder benefit ratio for senior market health was 71.4% compared with 70.3% in the same period of 2014, and for specialty health was 102.7% for the six months ended 2015, compared with 101.0% for the same period in 2014.

        Commissions and general expenses, net of allowances.    Commissions and general expenses, net of allowances, decreased by $6.6 million from the six months ended June 30, 2014. This decrease is primarily attributed to lower commissions on less insurance in-force as well as lower costs required to run a smaller book of business in-force. In addition, the six months ended June 30, 2014 included consulting costs related to the transition to outsourcing certain functions.

Segment Results—Corporate & Other

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
	(in thousands)
Net premiums	$449	$360	$449	$601
Net investment income	312	309	993	517
Fee and other income	1,829	574	2,047	1,056

Total revenue	2,590	1,243	3,489	2,174

Claims and other benefits	(135)	428	(133)	611
Interest expense	1,264	1,757	3,017	3,492
Commissions and general expenses	12,847	13,089	22,580	25,379

Total benefits, claims and other deductions	13,976	15,274	25,464	29,482

Segment loss before income taxes	$(11,386)	$(14,031)	$(21,975)	$(27,308)

        Corporate & Other reflects the activities of our holding company, our participation in the New York Health Benefits Exchange (the "Exchange") and other ancillary operations. Effective January 1, 2015, we are no longer participating in the Exchange.

  Three months ended June 30, 2015 and 2014

        Our Corporate & Other segment reported loss decreased by $2.6 million for the three months ended June 30, 2015 compared to the same period in 2014. This was primarily due to corporate expense reduction initiatives, lower legal costs related to our non-core business, the discontinuation of our Exchange business and lower debt service costs.

        Net premiums.    Net premiums decreased by $0.1 million for the quarter ended June 30, 2015 compared to the same period in 2014 as a result of the Company no longer participating in the Exchange. Additionally, in 2015 we received a larger than anticipated risk score adjustment, net of risk corridor.

        Fee and other income.    Fee and other income increased by $1.3 million for the quarter ended June 30, 2015 compared to same period in 2014 primarily related to revenues from transition services agreements entered into in connection with the sale of our APS Healthcare businesses. These additional revenues are largely offset by expenses included in commissions and general expenses.

        Interest expense.    Interest expense decreased by $0.5 million due to the term loan prepayment made on March 31, 2015.

        Claims and other benefits.    Claims and other benefits decreased by $0.6 million for the quarter ended June 30, 2015 compared to the same period in 2014 as a result of the Company no longer participating in the Exchange. Additionally, in 2015, we received larger than anticipated recoveries for the Exchange as a result of changes to the Federal transitional reinsurance program.

        Commissions and general expenses.    Commissions and general expenses decreased by $0.2 million for the quarter ended June 30, 2015 compared to the same period in 2014. This change was driven by reductions in general corporate expenses related to our expense reduction initiatives and lower legal costs related to our non-core business which totaled $4.5 million. These reductions were partially offset by costs associated with the transition services agreements for APS Healthcare, accelerated vesting of stock compensation expense for terminated employees, decreased recoveries of agent receivables that were previously written off and accelerated amortization of debt issuance costs in connection with the amendment of our revolving credit facility totaling $4.3 million.

  Six months ended June 30, 2015 and 2014

        Our Corporate & Other segment reported loss decreased by $5.3 million for the six months ended June 30, 2015 compared to the same period in 2014. This was primarily due to corporate expense reduction initiatives, lower legal costs related to our non-core business, the discontinuation of our Exchange business and lower debt service costs.

        Net premiums.    Net premiums decreased by $0.2 million for the six months ended June 30, 2015 compared to the same period in 2014 as a result of the Company no longer participating in the Exchange. Additionally, in 2015 we received a larger than anticipated risk score adjustment, net of risk corridor.

        Fee and other income.    Fee and other income increased by $1.0 million for the six months ended June 30, 2015 compared to same period in 2014 primarily to revenues from transition services agreements entered into in connection with the sale of our APS Healthcare businesses. These additional revenues are largely offset by expenses included in commissions and general expenses.

        Claims and other benefits.    Claims and other benefits decreased by $0.7 million for the six months ended June 30, 2015 compared to the same period in 2014, primarily due to the Company no longer participating in the Exchange. Additionally, in 2015 we received larger than anticipated recoveries for the Exchange as a result in changes to the Federal transitional reinsurance program.

        Commissions and general expenses.    Commissions and general expenses decreased by $2.8 million for the six months ended June 30, 2015 compared to the same period in 2014. This decrease was driven by reductions in general corporate expenses related to our expense reduction initiatives and lower legal costs related to our non-core business which totaled $7.3 million. These reductions were partially offset by costs associated with the transition services agreements, accelerated vesting of stock compensation expense for terminated employees and accelerated amortization of debt issuance costs in connection with our loan prepayment and amendment to our revolving credit facility totaling $4.5 million.

  Liquidity and Capital Resources

        Sources and Uses of Liquidity to the Parent Company, Universal American Corp.    We require cash at our parent company to support the operations and growth of our HMO, insurance, MSO and other subsidiaries, fund new business opportunities through acquisitions or otherwise and pay the operating expenses necessary to function as a holding company, as applicable insurance department regulations require us to bear our own expenses.

        The parent company's ongoing sources and uses of liquidity are derived primarily from the following:

  •
  dividends from and capital contributions to our Insurance and HMO subsidiaries—During the first quarter of 2015, our Insurance subsidiary, Pyramid Life, declared a $75 million extraordinary dividend which was subsequently paid to the holding company in April 2015. On May 31, 2015 we merged our Insurance subsidiary Marquette National Life into Constitution Life. In connection with that merger, Marquette paid a $5.6 million liquidating distribution to its holding company. In June 2015, our HMO subsidiary, SelectCare of Texas, declared a $9.0 million ordinary dividend, which was subsequently paid to the holding company in July 2015. See below for further discussion of 2015 activity.

  •
  loans from and interest payments to our Insurance subsidiaries to support investments in our ACO business—During 2013, our Insurance subsidiaries loaned $22 million to our parent company. During the six months ended June 30, 2015, the parent company paid interest totaling $ $0.3 million to our Insurance subsidiaries on such loans. The Company repaid $9 million of this loan to its Insurance subsidiary, Pyramid Life, in April 2015.

  •
  the cash flows of our other subsidiaries, including our Medicare Advantage management service organization—Net cash flows available to our parent company amounted to approximately $18.2 million during the six months ended June 30, 2015.

  •
  the cash flows of our ACO business and other growth initiatives—For the six months ended June 30, 2015, we funded expenses of approximately $21.0 million, pre-tax, related to our ACO business. While we have also accrued our share of program year 2014 shared saving revenues of $20.9 million, our ACOs have not yet received payment from CMS.

  •
  payment of dividends to holders of our mandatorily redeemable preferred shares—Dividends to holders of our mandatorily redeemable preferred shares amount to $3.4 million per year and we have paid $1.7 million during the six months ended June 30, 2015. The $40 million face value of those shares cannot be redeemed prior to 2017, unless there is a change in control of the Company.

  •
  payment of debt principal, interest and fees required under our 2012 Credit Facility—see below for discussion of 2015 activity.

  •
  working capital loans to our Medicaid health plan—Periodically, our parent company lends cash to our Medicaid subsidiary, Today's Options of New York, Inc., known as TONY, to bridge the timing difference between claims payments and premium receipts from New York State Department of Health. These loans are immediately repaid upon receipt of premiums. As of June 30, 2015, TONY had no outstanding loan balance due to the parent company.

  •
  payment of certain corporate overhead costs and public company expenses, net of revenues, which amounted to $7.6 million for the six months ended June 30, 2015.

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

  •
  proceeds from the sale of subsidiaries—During the first quarter of 2015, we completed the sale of our APS Healthcare Puerto Rico subsidiaries for $26.5 million in cash. During the second quarter of 2015, we completed the sale of our domestic APS subsidiaries for $5 million in cash. See 11—Discontinued Operations in the Notes to Consolidated Financial Statements.

  •
  As of June 30, 2015, we had approximately $129 million of cash and investments in our parent company and unregulated subsidiaries.

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

        The National Association of Insurance Commissioners, known as the NAIC, imposes regulatory risk-based capital, known as RBC, requirements on insurance companies. The level of RBC is calculated and reported annually. A number of remedial actions could be enforced if a company's total adjusted capital is less than 200% of authorized control level RBC. However, we generally consider target surplus to be 350% of authorized control level RBC. At December 31, 2014, all but one of our insurance subsidiaries had total adjusted capital in excess of our target of 350% of authorized control level RBC. This insurance subsidiary was merged into Constitution Life on June 30, 2015 and the merged entity has adjusted capital in excess of our target. Excess capital can be used by the insurance and HMO subsidiaries to make dividend payments to their respective holding companies, subject to certain restrictions, and from there to our parent company.

        At June 30, 2015, we held cash and invested assets of approximately $738 million at our insurance and HMO subsidiaries that could readily be converted to cash. We believe that this level of liquidity is sufficient to meet our obligations and pay expenses.

        During the first quarter of 2015, our Insurance subsidiary, Pyramid Life, declared a $75 million extraordinary dividend which was subsequently paid to its respective holding company in April 2015. On May 31, 2015, we merged our Insurance subsidiary Marquette National Life into Constitution Life. In connection with that merger, Marquette paid a $5.6 million liquidating distribution to its holding company. In June 2015, our HMO subsidiary, SelectCare of Texas, declared a $9.0 million ordinary dividend, which was subsequently paid to the holding company in July 2015. No other dividends were declared or paid by our other Insurance and HMO subsidiaries in the first six months of 2015. Based on current estimates, we expect the aggregate additional amount of dividends that may be paid to our parent company in 2015 without prior approval by state regulatory authorities is approximately $9.3 million. In addition, in the first quarter of 2015, we funded a total of $17.1 million in capital contributions to one of our Insurance subsidiaries and $0.3 million to our Medicaid health plan.

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

        Total Care.    We require cash at Total Care to pay claims and other benefits for our members, to pay operating expenses, to maintain adequate capital levels. The primary sources of liquidity are premiums received from the New York Department of Health. Total Care is required to maintain a contingent reserve equal to 7.25% of premium. During the six months ended June 30, 2015, we made a capital contribution of $0.3 million. We may be required to make additional capital contributions in the future to meet contingent reserve requirements.

        Investments.    We invest primarily in fixed maturity securities of the U.S. Government and its agencies, U.S. state and local governments, mortgage-backed securities and corporate fixed maturity securities with investment grade ratings of BBB– or higher by S&P or Baa3 or higher by Moody's Investor Service. As of June 30, 2015, approximately 99% of our fixed income investment portfolio had investment grade ratings from S&P or Moody's.

        At June 30, 2015, cash and cash equivalents represent approximately 15% of our total cash and invested assets. Approximately 22% of cash and invested assets were held in securities backed by the U.S. government or its agencies and the average credit quality of our total investment portfolio was AA–.

        The average book yield of our investment portfolio was 2.9% at June 30, 2015 and 3.0% at December 31, 2014. The decrease in our average book yield is principally driven by the higher percentage of our assets being held in lower yielding cash and cash equivalents as of June 30, 2015 versus December 31, 2014.

        2012 Credit Facility.    On March 2, 2012, we entered into a new credit facility (the "2012 Credit Facility") consisting of a five-year $150 million senior secured term loan and a $75 million senior secured revolving credit facility.

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

        On March 31, 2015, we repaid $58.6 million of principal on our Term Loan under the 2012 Credit Facility. $3.6 million of this payment was the regularly scheduled principal payment, $38.4 million was a mandatory prepayment from subsidiary sale proceeds, fulfilling our obligation to prepay principal from these proceeds by February 2016, and the balance of $16.6 million was a voluntary prepayment which provided additional restricted payment flexibility under the 2012 Credit Facility. After ratably applying these prepayments to the remaining amortization payments, the Company will not be required to make regularly scheduled principal payments until the final bullet payment of $44.9 million in January 2017.

        On June 30, 2015, the Company executed an amendment to the 2012 Credit Facility, which reduced the commitment on the revolving credit facility from $75 million to $50 million, waived certain financial covenants for the period ending June 30, 2015 and allowed us to make restricted payments, under certain conditions. The Company paid an amendment fee of $50,000, which was expensed in the second quarter of 2015. As of June 30, 2015, we were in compliance with our financial covenants under the 2012 Credit Facility.

        Our obligations under the Credit Agreement are secured by a first priority security interest in 100% of the capital stock of our material subsidiaries and are also guaranteed by certain of our subsidiaries.

        The 2012 Credit Facility bears interest at rates equal to, at our election, LIBOR or the base rate, plus an applicable margin that varies based on our consolidated leverage ratio from 1.75% to 2.50%, in the case of LIBOR loans, and from 0.75% to 1.50% in the case of base rate loans. Effective June 30, 2015, the interest rate on the term loan portion of the 2012 Credit Facility was 2.44% based on a spread of 2.25% above LIBOR.

        We are required to pay a commitment fee on unused availability under the Revolving Facility that varies based on our consolidated leverage ratio, from 0.40% to 0.50% per year. As of the date of this report, we had not drawn on the Revolving Facility.

  Critical Accounting Policies

        There have been no changes to our critical accounting policies during the current quarter ended June 30, 2015. For a description of our significant accounting policies, see Note 3—Summary of Significant Accounting Policies included in our Annual Report on Form 10-K/A for the year ended December 31, 2014.

Policy and Contract Claims—Accident and Health Policies

        The following table presents the components of the change in our liability for policy and contract claims—health:

Six months ended June 30,
2015
(in thousands)
Balance at beginning of period	$136,430
Less reinsurance recoverable	(6,503)

Net balance at beginning of period	129,927

Incurred related to:
Current year	685,435
Prior year development	448

Total incurred	685,883

Paid related to:
Current year	572,188
Prior year	126,260

Total paid	698,448

Net balance at end of period	117,362
Plus reinsurance recoverable	5,857

Balance at end of period	$123,219

        The liability for policy and contract claims—health at June 30, 2015 decreased by $13.2 million during the six months ended June 30, 2015. The decrease in the liability was primarily attributable to lower claims reserves relating to our Medicare Advantage business, primarily due to decreased membership.

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

        During the six months ended June 30, 2015, claim reserves settled, or are currently expected to be settled, for $0.4 million more than estimated at December 31, 2014. Prior period development represents less than 0.1% of the incurred claims recorded in 2014.

Sensitivity Analysis

        The following table illustrates the sensitivity of our accident and health IBNR payable at June 30, 2015 to identified reasonably possible changes to the estimated weighted average completion factors and health care cost trend rates. However, it is possible that the actual completion factors and health care cost trend rates will develop differently from our historical patterns and therefore could be outside of the ranges illustrated below.

Completion Factor(1):		Claims Trend Factor(2):
(Decrease) Increase in Factor	Increase (Decrease) in Net Health IBNR	(Decrease) Increase in Factor	(Decrease) Increase in Net Health IBNR
($ in thousands)
–3%	$409	–3%	$(4,708)
–2%	272	–2%	(3,140)
–1%	136	–1%	(1,570)
1%	(136)	1%	1,571
2%	(272)	2%	3,144
3%	(408)	3%	4,717

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

        The sensitivity analysis of interest rate risk assumes an instantaneous shift in a parallel fashion across the yield curve, with scenarios of interest rates increasing and decreasing 100 and 200 basis points from their levels as of June 30, 2015, and with all other variables held constant. The following table summarizes the impact of the assumed changes in market interest rates at June 30, 2015. Due to the current low interest rate environment, when estimating the effect of market interest rate decreases on fair value we have set an interest rate floor of 0% and have not allowed interest rates to go negative.

June 30, 2015	Effect of Change in Market Interest Rates on Fair Value of Fixed Income Portfolio as of June 30, 2015
Fair Value of Fixed Income Portfolio	200 Basis Point Decrease	100 Basis Point Decrease	100 Basis Point Increase	200 Basis Point Increase
(in millions)
$717.4	$42.0	$25.1	$(27.2)	$(53.9)

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

        The sensitivity analysis of interest rate risk assumes scenarios involving increases or decreases in LIBOR of 100 and 200 basis points from their levels as of and for the six months ended June 30, 2015, and with all other variables held constant. The following table summarizes the impact of changes in LIBOR. Due to the current low interest rate environment, when estimating the effect of LIBOR decreases on pre-tax income, we have set an interest rate floor of 0% and have not allowed LIBOR to go negative.

			Effect of Change in LIBOR on Pre-tax Income for the six months ended June 30, 2015
	Weighted Average Interest Rate	Weighted Average Balance Outstanding
Description of Floating Rate Debt			200 Basis Point Decrease(1)	100 Basis Point Decrease(1)	100 Basis Point Increase	200 Basis Point Increase
		(in millions)
Loan payable	2.71%	$73.7	$0.1	$0.1	$(0.4)	$(0.7)

(1)
The LIBOR rate from January to June on our Loan payable was approximately 23 basis points and, for the purposes of this illustration, decreases in monthly rates over this period have been limited to this rate.

        We have floating rate debt outstanding of $44.9 million as of June 30, 2015 which is exposed to rising interest rates. In addition, we had approximately $127.6 million of cash and cash equivalents as of June 30, 2015. Our exposure to rising interest costs on our debt would be partially mitigated by the increase in net investment income on our cash and cash equivalents.

        The magnitude of changes reflected in the above analysis regarding interest rates should not be construed as a prediction of future economic events, but rather as an illustration of the potential impact of such events on our financial results.

ITEM 4—CONTROLS AND PROCEDURES

  Disclosure Controls and Procedures

        We maintain disclosure controls and procedures that are designed to ensure that we record, process, summarize and report the information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 within the time periods specified in the SEC's rules and forms, and that we accumulate this information and communicate it to management, including our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, as appropriate, to allow timely decisions regarding required disclosures.

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

  Evaluation of Effectiveness of Controls

        We carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2015. Based on this evaluation, our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer concluded that our disclosure controls and procedures were effective as of June 30, 2015, at a reasonable assurance level, to timely alert management to material information required to be included in our periodic filings with the Securities and Exchange Commission.

  Changes in Internal Control over Financial Reporting

        There were no changes in our internal controls over financial reporting during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II

ITEM 1—LEGAL PROCEEDINGS

        For information relating to litigation affecting us, see Note 8—Commitments and Contingencies in Part I—Item 1 of this report, which is incorporated into this Part II—Item 1—Legal Proceedings by reference.

ITEM 1A—RISK FACTORS

        There have been no material changes to the risk factors included in our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2014, filed with the SEC on March 31, 2015.

ITEM 2—UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

        None.

ITEM 3—DEFAULTS UPON SENIOR SECURITIES

        None.

ITEM 4—MINE SAFETY DISCLOSURES

        None.

ITEM 5—OTHER INFORMATION

        None.

ITEM 6—EXHIBITS

        Each exhibit identified below is filed as a part of this report.

31.1	Certification of Chief Executive Officer, as required by Rule 13a- 14(a) of the Securities Exchange Act of 1934.
31.2	Certification of Chief Financial Officer, as required by Rule 13a- 14(a) of the Securities Exchange Act of 1934.
31.3	Certification of Chief Accounting Officer, as required by Rule 13a- 14(a) of the Securities Exchange Act of 1934.
32.1
Certification of the Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, as required by Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.
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

UNIVERSAL AMERICAN CORP.
August 7, 2015	/s/ RICHARD A. BARASCH Richard A. Barasch Chief Executive Officer
August 7, 2015	/s/ ADAM C. THACKERY Adam C. Thackery Chief Financial Officer
August 7, 2015	/s/ DAVID R. MONROE David R. Monroe Chief Accounting Officer