Form 10-Q
period 2015-09-30
UNIVERSAL AMERICAN CORP.
filed 2015-11-03
CIK 1514128

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
OR
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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

        Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Class of Common Stock	Outstanding at October 30, 2015
Non-voting, par value $0.01 per share	3,300,000 shares
Voting, par value $0.01 per share	80,725,354 shares

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

PART I

ITEM 1—FINANCIAL STATEMENTS

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	September 30, 2015	December 31, 2014
	Unaudited
ASSETS
Investments:
Fixed maturities available for sale, at fair value (amortized cost: 2015, $656,916; 2014, $816,662)	$674,021	$845,453
Short-term investments	—	8,994
Other invested assets	20,506	25,920

Total investments	694,527	880,367
Cash and cash equivalents	216,110	99,860
Accrued investment income	5,962	6,424
Deferred policy acquisition costs	69,325	77,814
Reinsurance recoverables—life	480,764	498,468
Reinsurance recoverables—health	135,653	136,805
Due and unpaid premiums	29,513	55,586
Present value of future profits and other amortizing intangible assets	9,168	10,917
Goodwill and other indefinite lived intangible assets	73,261	73,261
Deferred income tax asset	18,763	11,495
Income taxes receivable	10,363	29,415
Other assets	112,818	92,374
Assets of discontinued operations	3,574	81,300

Total assets	$1,859,801	$2,054,086

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Reserves and other policy liabilities—life	$498,930	$514,440
Reserves for future policy benefits—health	443,309	453,784
Policy and contract claims—health	124,414	136,430
Premiums received in advance	3,609	6,093
Series A mandatorily redeemable preferred shares	40,000	40,000
Loan payable	44,880	103,447
Amounts due to reinsurers	3,491	4,196
Other liabilities	82,449	118,047
Liabilities of discontinued operations	8,562	63,184

Total liabilities	1,249,644	1,439,621

Commitments and contingencies (Note 8)
STOCKHOLDERS' EQUITY
Preferred stock (Authorized: 40 million shares)	—	—
Common stock—voting (Authorized: 400 million shares; issued and outstanding: 2015, 80.7 million shares; 2014, 80.4 million shares)	807	804
Common stock—non-voting (Authorized: 60 million shares; issued and outstanding: 3.3 million shares)	33	33
Additional paid-in capital	670,887	667,026
Accumulated other comprehensive income	6,880	12,648
Retained deficit	(68,450)	(66,046)

Total stockholders' equity	610,157	614,465

Total liabilities and stockholders' equity	$1,859,801	$2,054,086

See Notes to unaudited Consolidated Financial Statements.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share amounts)

	For the three months ended September 30,		For the nine months ended September 30,
	2015	2014	2015	2014
Revenues:
Net premium and policyholder fees earned	$393,702	$432,839	$1,192,419	$1,329,009
Net investment income	8,149	11,226	23,285	27,379
Fee and other income	2,136	1,873	5,411	4,262
Net realized gains (losses)	29,725	(928)	33,666	574

Total revenues	433,712	445,010	1,254,781	1,361,224

Benefits, claims and expenses:
Claims and other benefits	343,618	369,550	1,029,585	1,115,210
Change in deferred policy acquisition costs	2,621	4,889	8,489	9,418
Amortization of intangible assets	805	915	2,399	2,921
Commissions	6,388	7,214	18,078	21,714
Reinsurance commissions and expense allowances	353	1,658	3,121	5,057
Interest expense	1,135	1,559	3,830	4,661
Affordable Care Act fee	7,310	5,848	21,668	17,509
Other operating costs and expenses	48,742	57,338	146,388	178,762

Total benefits, claims and expenses	410,972	448,971	1,233,558	1,355,252

Income (loss) before equity in (losses) earnings of unconsolidated subsidiaries	22,740	(3,961)	21,223	5,972
Equity in (losses) earnings of unconsolidated subsidiaries	(7,446)	5,230	(1,134)	(10,377)

Income (loss) from continuing operations before income taxes	15,294	1,269	20,089	(4,405)
Provision for income taxes	14,167	4,512	10,861	8,678

Income (loss) from continuing operations	1,127	(3,243)	9,228	(13,083)
Discontinued operations:
Income (loss) from discontinued operations before income taxes	1,216	1,454	(21,680)	(3,926)
(Benefit from) provision for income taxes	(465)	301	(10,039)	(61)

Income (loss) from discontinued operations	1,681	1,153	(11,641)	(3,865)

Net income (loss)	$2,808	$(2,090)	$(2,413)	$(16,948)

Income (loss) per common share:
Basic:
Continuing operations	$0.01	$(0.04)	$0.11	$(0.15)
Discontinued operations	0.02	0.01	(0.14)	(0.05)

Net income (loss)	$0.03	$(0.03)	$(0.03)	$(0.20)

Diluted:
Continuing operations	$0.01	$(0.04)	$0.11	$(0.15)
Discontinued operations	0.02	0.01	(0.14)	(0.05)

Net income (loss)	$0.03	$(0.03)	$(0.03)	$(0.20)

Weighted average shares outstanding:
Basic weighted average shares outstanding	82,516	81,715	82,337	84,564
Effect of dilutive securities	719	—	1,199	—

Diluted weighted average shares outstanding	83,235	81,715	83,536	84,564

See Notes to unaudited Consolidated Financial Statements.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(in thousands)

	For the three months ended September 30,		For the nine months ended September 30,
	2015	2014	2015	2014
	(in thousands)
Net income (loss)	$2,808	$(2,090)	$(2,413)	$(16,948)
Other comprehensive (loss) income, net of income taxes:
Unrealized (loss) gain on investments	(26)	(5,383)	(5,025)	5,678
Less: reclassification adjustment for gains (losses) included in net income (loss)	68	(603)	2,552	373

Change in net unrealized (loss) gain on investments	(94)	(4,780)	(7,577)	5,305
Change in long-term claim reserve adjustment	10	932	1,809	(1,132)

Total other comprehensive (loss) income, net of income taxes	(84)	(3,848)	(5,768)	4,173

Comprehensive income (loss)	$2,724	$(5,938)	$(8,181)	$(12,775)

See Notes to unaudited Consolidated Financial Statements.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Unaudited)

(in thousands)

	Common Stock			Accumulated Other Comprehensive Income
			Additional Paid-in Capital		Retained Deficit
	Voting	Non-Voting				Total
2014
Balance at January 1, 2014	$855	$33	$693,329	$7,329	$(36,647)	$664,899
Net loss	—	—	—	—	(16,948)	(16,948)
Other comprehensive income	—	—	—	4,173	—	4,173
Net issuance of common stock	9	—	5,019	—	—	5,028
Stock-based compensation	—	—	3,372	—	—	3,372
Dividends to stockholders	—	—	264	—	67	331
Share retirement	(60)	—	(36,120)	—	—	(36,180)

Balance at September 30, 2014	$804	$33	$665,864	$11,502	$(53,528)	$624,675

2015
Balance at January 1, 2015	$804	$33	$667,026	$12,648	$(66,046)	$614,465
Net loss	—	—	—	—	(2,413)	(2,413)
Other comprehensive loss	—	—	—	(5,768)	—	(5,768)
Net issuance of common stock	3	—	186	—	—	189
Stock-based compensation	—	—	3,459	—	—	3,459
Dividends to stockholders	—	—	216	—	9	225

Balance at September 30, 2015	$807	$33	$670,887	$6,880	$(68,450)	$610,157

See Notes to unaudited Consolidated Financial Statements.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	For the nine months ended September 30,
	2015	2014
Operating activities:
Net loss	$(2,413)	$(16,948)
Loss from discontinued operations	11,641	3,865

Income (loss) from continuing operations	9,228	(13,083)
Adjustments to reconcile net loss to cash (used for) provided by operating activities:
Deferred income taxes	(4,162)	(929)
Net realized gains on investments	(33,666)	(2,133)
Realized losses on sale of business	—	1,559
Amortization of intangible assets	2,399	2,921
Amortization of debt issuance costs	1,825	1,314
Net amortization of bond premium	3,061	3,673
Depreciation expense	2,559	3,990
Stock based compensation expense	7,989	7,044
Affordable Care Act fee	(7,205)	(5,929)
Changes in operating assets and liabilities:
Deferred policy acquisition costs	8,489	9,418
Reserves and other policy liabilities—life	(15,510)	(12,409)
Reserves for future policy benefits—health	(7,692)	(8,703)
Policy and contract claims—health	(12,016)	(16,537)
Reinsurance balances	18,151	20,346
Due and unpaid/advance premium, net	23,589	24,097
Income taxes receivable	19,052	6,608
Other, net	(43,254)	(19,288)

Cash (used for) provided by operating activities of continuing operations	(27,163)	1,959
Cash (used for) provided by operating activities of discontinued operations	(11,851)	11,391

Cash (used for) provided by operating activities	(39,014)	13,350

Investing activities:
Proceeds from sale, maturity, call, paydown or redemption of fixed maturity investments	239,120	179,120
Cost of fixed maturity investments acquired	(45,534)	(120,289)
Change in short-term investments	8,994	(8,996)
Sale of business, net of cash sold	—	13,372
Purchase of fixed assets	(5,404)	(701)
Other investing activities	(6,115)	(3,222)

Cash provided by investing activities of continuing operations	191,061	59,284
Cash used for investing activities of discontinued operations	(4,796)	(3,671)

Cash provided by investing activities	186,265	55,613

Financing activities:
Net proceeds from issuance of common and preferred stock, net of tax effect	105	(661)
Share retirement	—	(36,180)
Dividends paid to stockholders	(664)	(1,315)
Principal payment on loan payable	(58,567)	—
Distributions from (contributions to) discontinued operations	11,478	(23,238)

Cash used for financing activities of continuing operations	(47,648)	(61,394)
Cash (used for) provided by financing activities of discontinued operations	(11,478)	23,238

Cash used for financing activities	(59,126)	(38,156)

Net increase in cash and cash equivalents	88,125	30,807
Less: decrease (increase) in cash and cash equivalents from discontinued operations	28,125	(30,958)

Net increase (decrease) in cash and cash equivalents from continuing operations	116,250	(151)
Cash and cash equivalents of continuing operations at beginning of period	99,860	70,486

Cash and cash equivalents of continuing operations at end of period	$216,110	$70,335

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

        Through our Medicare Advantage subsidiaries, we sell Medicare Coordinated Care Plan products in Texas, which we call HMOs, and sell Medicare Coordinated Care products in New York and Maine that are built around contracted networks of providers, which we call PPOs and Medicare Advantage private fee-for-service products, known as PFFS Plans. Our Medicare Advantage plans currently serve approximately 106,600 members, including 66,400 members in our Texas HMOs and 40,200 members in upstate New York and Maine.

        Our subsidiary, Collaborative Health Systems, LLC, also known as CHS, works with physicians and other healthcare professionals to operate Accountable Care Organizations, or ACOs, under the Medicare Shared Savings Program ("Shared Savings Program"). During the first quarter of 2015, we added one new ACO. As of September 30, 2015, we had twenty-four active ACOs in eleven states previously approved for participation in the program by the Centers for Medicare & Medicaid Services, known as CMS. Based on data provided by CMS, these ACOs currently include approximately 3,200 participating providers with approximately 280,000 assigned Medicare fee-for-service beneficiaries, both within and outside our current Medicare Advantage footprint. CHS provides these ACOs with care coordination, analytics and reporting, technology and other administrative capabilities to enable participating providers to deliver better care and lower healthcare costs for their Medicare fee-for-service beneficiaries. The Company provides funding to CHS to support the operating activities of CHS and the ACOs.

        We operate the Total Care Medicaid managed care plan which provides Medicaid managed care services in upstate New York, currently serving approximately 39,500 members in Syracuse and surrounding areas.

        We discontinued marketing and selling Traditional insurance products, consisting of Medicare supplement products, fixed benefit accident and sickness insurance and senior life insurance after June 1, 2012. However, we continue to manage the block as the policies remain in force over the renewal period. On October 8, 2015, we entered into a definitive agreement to sell our Traditional Insurance business to Nassau Reinsurance Group Holdings, L.P. For further discussion of this transaction, see Note 12—Subsequent Events.

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

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

2. BASIS OF PRESENTATION

        We have prepared the accompanying Consolidated Financial Statements in conformity with U.S. generally accepted accounting principles, or U.S. GAAP, for interim reporting in accordance with Article 10 of the Securities and Exchange Commission's Regulation S-X. Accordingly, the Consolidated Financial Statements do not include all of the disclosures normally required by U.S. GAAP or those normally made in an Annual Report on Form 10-K. For our insurance and HMO subsidiaries, U.S. GAAP differs from statutory accounting practices prescribed or permitted by regulatory authorities. We have eliminated all material intercompany transactions and balances. The interim financial information in this report is unaudited, but in the opinion of management, includes all adjustments, including normal, recurring adjustments necessary to present fairly the financial position and results of operations for the periods reported. The results of operations for the three and nine months ended September 30, 2015 and 2014 are not necessarily indicative of the results to be expected for the full year.

        Unconsolidated Subsidiaries:    We have entered into agreements with various healthcare providers to establish ACOs. These ACOs were generally formed as Limited Liability Companies. We own a majority interest in our ACOs but do not consolidate them because we share the power to direct the activities that most significantly impact the ACOs. Our share of the income of an ACO is generally 50% and our share of losses of an ACO is generally 100%. In the event of losses, we generally have the right to receive 100% of subsequent profits until our losses are recovered. Any remaining revenues are generally shared at 50%.

        The ACOs are considered variable interest entities, known as VIEs, under U.S. GAAP as these entities do not have sufficient equity to finance their own operations without additional financial support. We assess our contractual, ownership or other interests in a VIE to determine if our interest participates in the variability the VIE was designed to absorb and pass onto variable interest holders. We perform an ongoing qualitative assessment of our variable interests in VIEs to determine whether we have a controlling financial interest and would therefore be considered the primary beneficiary of the VIE. The power to direct the activities of the ACOs that most significantly impact their performance is shared between us and the healthcare providers that we have joined with to establish the ACOs pursuant to the structure of the Management Committee of each of the ACOs. Accordingly, we have determined that we are not the primary beneficiary of the ACOs, and therefore we cannot consolidate them. We account for our participation in the ACOs using the equity method. Gains and losses from our participation in the ACOs are reported as equity in (losses) earnings of unconsolidated subsidiaries in the consolidated statements of operations. Our net investment in the ACOs is reported in other assets in the consolidated balance sheets.

        On July 30, 2015, CMS informed us that our 23 Medicare Shared Savings Program, or MSSP, ACOs which were active in 2014, generated $80 million in gross savings for program year 2014. This compares to $66 million in gross savings for 2012/2013, the first program period of the MSSP, which comprised up to 21 months and which we reported in the third quarter of 2014. For these 23 ACOs, the results showed that:

  •
  9 ACOs, serving more than 105,000 Medicare beneficiaries, including our flagship ACO in Houston, qualified for shared savings totaling $26.9 million. This compares to $20.4 million in shared savings paid to ACOs for the first program year 2012/2013, which was longer. Our share of these payments, recorded in the 2nd quarter of 2015, after payments to our physician partners

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

2. BASIS OF PRESENTATION (Continued)

    of $6.0 million, increased to $20.9 million, which is reflected in equity in (losses) earnings of unconsolidated subsidiaries in our consolidated statements of operations. We received these payments during October 2015.

  •
  8 additional ACOs achieved savings but did not exceed the Minimum Savings Rate, known as MSR. Of those eight, four missed the MSR by less than 1%.

  •
  Quality scores improved for all ACOs, which indicates improved healthcare management particularly for our chronically ill beneficiaries.

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

        Reclassifications:    In accordance with the provisions of Accounting Standards Codification, known as ASC, 205-20, Presentation of Financial Statements—Discontinued Operations, effective with the sale of the APS Healthcare domestic operations on May 1, 2015, the results of operations and cash flows related to our APS Healthcare business are reported as discontinued operations for all periods presented. In addition, the related assets and liabilities have been segregated from the assets and liabilities related to our continuing operations and presented separately in our consolidated balance sheets. Unless otherwise noted, all disclosures in the notes accompanying our consolidated financial statements reflect only continuing operations.

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

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

3. RECENTLY ISSUED AND PENDING ACCOUNTING PRONOUNCEMENTS

        Business Combinations:    In September 2015, the Financial Accounting Standards Board issued Accounting Standards Update, known as ASU, 2015-16, Business Combinations—Simplifying the Accounting for Measurement-Period Adjustments. ASU 2015-16 eliminates the requirement to retrospectively account for adjustments made to provisional amounts recognized in a business combination and instead requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. ASU 2015-16 also requires an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date.

        ASU 2015-16 is effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years and is to be applied prospectively to adjustments to provisional amounts that occur after the effective date with earlier application permitted for financial statements that have not been issued. We will adopt this ASU, on January 1, 2016. This guidance is not expected to have a material impact on our financial position, results of operations or cash flows in future periods.

        Debt Issue Costs—Presentation:    In August 2015, the Financial Accounting Standards Board issued ASU 2015-15, Interest—Imputation of Interest—Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements. This guidance expands on ASU 2015-03 to address reporting of debt issuance costs incurred in connection with establishing a line of credit, allowing an entity to defer and present such costs as an asset to be amortized ratably over the term of the line of credit. Adoption of ASU 2015-15 will not have a material impact on our financial position, results of operations or cash flows in future periods.

        Revenue from Contracts with Customers:    In August 2015, the Financial Accounting Standards Board issued ASU 2015-14, Revenue from Contracts with Customers—Deferral of the Effective Date, which delays the implementation of ASU 2014-09, Revenue from Contracts with Customers, by one year. Implementation is now required in annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. We do not expect the adoption of either ASU to have a material impact on our financial position, results of operations or cash flows in future periods.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

4. INVESTMENTS

        The amortized cost and fair value of fixed maturity investments are as follows:

	September 30, 2015
Classification	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
U.S. Treasury securities and U.S. Government obligations	$50,327	$179	$(160)	$50,346
Government sponsored agencies	1,538	17	(2)	1,553
Other political subdivisions	45,744	1,270	(154)	46,860
Corporate debt securities	294,857	12,651	(2,455)	305,053
Foreign debt securities	65,065	1,886	(1,395)	65,556
Residential mortgage-backed securities	122,471	5,118	(321)	127,268
Commercial mortgage-backed securities	50,976	603	(206)	51,373
Other asset-backed securities	25,938	256	(182)	26,012

	$656,916	$21,980	$(4,875)	$674,021

	December 31, 2014
Classification	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
U.S. Treasury securities and U.S. Government obligations	$57,264	$102	$(42)	$57,324
Government sponsored agencies	1,546	29	(22)	1,553
Other political subdivisions	52,104	1,412	(40)	53,476
Corporate debt securities	354,852	18,151	(328)	372,675
Foreign debt securities	74,126	2,583	(297)	76,412
Residential mortgage-backed securities	161,043	6,229	(742)	166,530
Commercial mortgage-backed securities	80,634	1,451	(54)	82,031
Other asset-backed securities	35,093	384	(25)	35,452

	$816,662	$30,341	$(1,550)	$845,453

        At September 30, 2015, gross unrealized losses were primarily driven by corporate securities and foreign debt securities and mortgage backed securities. The fair values of these securities are depressed primarily due to increases in market interest rates driven by spread widening on corporate debt. We have evaluated these holdings with our investment managers and do not believe any individual holdings to be other-than-temporarily impaired. For additional information regarding our process for evaluating investments for potential other-than-temporary impairment see Note 3—Summary of Significant Accounting Policies—Investments of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K/A for the year ended December 31, 2014.

        The amortized cost and fair value of fixed maturity investments at September 30, 2015 by contractual maturity are shown below. Expected maturities will differ from contractual maturities

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

4. INVESTMENTS (Continued)

because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
	(in thousands)
Due in 1 year or less	$53,508	$54,012
Due after 1 year through 5 years	198,417	206,051
Due after 5 years through 10 years	144,724	148,658
Due after 10 years	60,882	60,647
Mortgage and asset-backed securities	199,385	204,653

	$656,916	$674,021

        The fair value and unrealized loss as of September 30, 2015 and December 31, 2014 for fixed maturities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are shown below:

	Less than 12 Months		12 Months or Longer		Total
September 30, 2015	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
U.S. Treasury securities and U.S. Government obligations	$7,939	$(157)	$999	$(3)	$8,938	$(160)
Government sponsored agencies	1,031	(2)	—	—	1,031	(2)
Other political subdivisions	2,810	(148)	919	(6)	3,729	(154)
Corporate debt securities	48,959	(2,093)	11,341	(362)	60,300	(2,455)
Foreign debt securities	21,778	(1,395)	25	—	21,803	(1,395)
Residential mortgage-backed securities	3,221	(17)	17,785	(304)	21,006	(321)
Commercial mortgage-backed securities	13,684	(189)	2,149	(17)	15,833	(206)
Other asset-backed securities	4,561	(73)	5,638	(109)	10,199	(182)

Total fixed maturities	$103,983	$(4,074)	$38,856	$(801)	$142,839	$(4,875)

Total number of securities in an unrealized loss position						84

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

4. INVESTMENTS (Continued)

	Less than 12 Months		12 Months or Longer		Total
December 31, 2014	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
U.S. Treasury securities and U.S. Government obligations	$19,706	$(16)	$7,484	$(26)	$27,190	$(42)
Government sponsored agencies	—	—	1,014	(22)	1,014	(22)
Other political subdivisions	3,465	(21)	1,476	(19)	4,941	(40)
Corporate debt securities	34,812	(188)	7,103	(140)	41,915	(328)
Foreign debt securities	16,535	(287)	2,041	(10)	18,576	(297)
Residential mortgage-backed securities	327	(1)	37,571	(741)	37,898	(742)
Commercial mortgage-backed securities	15,526	(54)	—	—	15,526	(54)
Other asset-backed securities	15,279	(25)	—	—	15,279	(25)

Total fixed maturities	$105,650	$(592)	$56,689	$(958)	$162,339	$(1,550)

Total number of securities in an unrealized loss position						87

Realized Gains and Losses

        Gross realized gains and losses included in the consolidated statements of operations are as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2015	2014	2015	2014
	(in thousands)
Realized gains:
Fixed maturities	$419	$641	$4,515	$2,582
Realized gain on sale of equity investment(1)	29,620	—	29,620	—
Other	—	—	120	—

	30,039	641	34,255	2,582

Realized Losses:
Fixed maturities	(314)	(10)	(589)	(449)

Net realized gains on investments	29,725	631	33,666	2,133
Realized loss on sale of business(2)	—	(1,559)	—	(1,559)

Net realized gains	$29,725	$(928)	$33,666	$574

(1)
Represents a gain on the sale of our cost-method investment in naviHealth in the third quarter of 2015.

(2)
Represents loss realized upon the sale of Today's Options of Oklahoma in the third quarter of 2014.

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

        The following table presents our recurring fair value measurements by ASC-820-10 hierarchy levels (in thousands):

September 30, 2015	Total	Level 1	Level 2	Level 3
Assets:
Fixed maturities, available for sale	$674,021	$—	$673,754	$267
Equity securities	14,107	—	14,107	—

Total assets	$688,128	$—	$687,861	$267

December 31, 2014
Assets:
Fixed maturities, available for sale	$845,453	$—	$845,179	$274
Equity securities	14,081	—	14,081	—

Total assets	$859,534	$—	$859,260	$274

        The following table provides a summary of changes in the recurring fair value measurement of our Level 3 financial instruments (in thousands):

Three Months Ended September 30, 2015
Fair value as of June 30, 2015	$296
Paydowns	(26)
Unrealized losses included in AOCI(1)(2)	(3)

Fair value as of September 30, 2015	$267

Nine Months Ended September 30, 2015
Fair value as of December 31, 2014	$274
Paydowns	(81)
Unrealized gains included in AOCI(1)(2)	74

Fair value as of September 30, 2015	$267

(1)
AOCI: Accumulated other comprehensive income.

(2)
Unrealized gains and losses represent changes in values of Level 3 financial instruments only for the periods in which the instruments are classified as Level 3.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

6. ACCUMULATED OTHER COMPREHENSIVE INCOME

        The components of accumulated other comprehensive income are as follows (in thousands):

	Net Unrealized Gains on Investments Available for Sale	Gross Unrealized OTTI	Long-Term Claim Reserve Adjustment	Accumulated Other Comprehensive Income
Three months ended September 30, 2015
Balance as of July 1, 2015	$11,605	$—	$(4,641)	$6,964
Other comprehensive loss before reclassifications	(26)	—	10	(16)
Less: Amounts reclassified from other comprehensive loss(1)	68	—	—	68

Net current-period other comprehensive loss	(94)	—	10	(84)

Balance as of September 30, 2015	$11,511	$—	$(4,631)	$6,880

Three months ended September 30, 2014
Balance as of July 1, 2014	$24,077	$(1,190)	$(7,537)	$15,350
Other comprehensive loss before reclassifications	(5,806)	423	932	(4,451)
Less: Amounts reclassified from other comprehensive loss(1)	(603)	—	—	(603)

Net current-period other comprehensive loss	(5,203)	423	932	(3,848)

Balance as of September 30, 2014	$18,874	$(767)	$(6,605)	$11,502

Nine months ended September 30, 2015
Balance as of January 1, 2015	$19,088	$—	$(6,440)	$12,648
Other comprehensive loss before reclassifications	(5,025)	—	1,809	(3,216)
Less: Amounts reclassified from other comprehensive loss(1)	2,552	—	—	2,552

Net current-period other comprehensive loss	(7,577)	—	1,809	(5,768)

Balance as of September 30, 2015	$11,511	$—	$(4,631)	$6,880

Nine months ended September 30, 2014
Balance as of January 1, 2014	$13,909	$(1,107)	$(5,473)	$7,329
Other comprehensive income before reclassifications	5,338	340	(1,132)	4,546
Less: Amounts reclassified from other comprehensive income(1)	373	—	—	373

Net current-period other comprehensive income	4,965	340	(1,132)	4,173

Balance as of September 30, 2014	$18,874	$(767)	$(6,605)	$11,502

Table amounts are presented net of tax at a rate of 35%.

(1)
Reclassed from net realized gains (losses) in the Consolidated Statements of Operations.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

7. STOCK-BASED COMPENSATION

        In April 2011, we established the Universal American Corp. 2011 Omnibus Equity Award Plan, known as the 2011 Equity Plan. The 2011 Equity Plan is the sole active plan for providing equity compensation to eligible employees, directors and other third parties. We issue shares upon the exercise of options granted under the 2011 Equity Plan. Detailed information for activity in our stock-based incentive plan can be found in Note 19—Stock-Based Compensation in our Annual Report on Form 10-K/A for the year ended December 31, 2014.

        Compensation expense, included in other operating costs and expenses, and the related tax benefit were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)
Stock options	$734	$1,096	$3,459	$3,372
Restricted stock awards	1,166	1,415	5,420	4,090

Total stock-based compensation expense	1,900	2,511	8,879	7,462
Less: stock-based compensation expense—discontinued operations	—	127	890	418

Stock-based compensation expense—continuing operations	1,900	2,384	7,989	7,044
Tax benefit recognized(1)	665	701	2,796	2,061

Stock-based compensation expense—continuing operations, net of tax	$1,235	$1,683	$5,193	$4,983

(1)
Tax benefit recognized includes the estimated effect of non-deductible compensation costs for the three-month and nine month periods ended September 30, 2014. See Note 10, Other Disclosures—Income Taxes for further information on our treatment of compensation costs for income tax purposes.

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

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

7. STOCK-BASED COMPENSATION (Continued)

        We estimated the fair value for options granted during the period at the date of grant with the following range of assumptions:

For options granted
2015
Weighted-average grant date fair value	$2.42 - $2.95
Risk free interest rates	1.15% - 1.32%
Dividend yields	0.00%
Expected volatility	32.44 - 34.60%
Expected lives of options (in years)	3.75 - 5.00

        We did not capitalize any cost of stock-based compensation. Future expense may vary based upon factors such as the number of awards granted by us and the then-current fair value of such awards.

        A summary of option activity for the nine months ended September 30, 2015 is set forth below:

Options	Options (in thousands)	Weighted Average Exercise Price
Outstanding at January 1, 2015	5,993	$7.37
Granted	550	9.16
Exercised	(1,187)	7.32
Forfeited or expired	(222)	7.32

Outstanding at September 30, 2015	5,134	$7.58

        The total intrinsic value of stock options (the amount by which the market price of the stock on the date of exercise exceeded the exercise price of the option) exercised was $3.4 million and $0.2 million for the nine months ended September 30, 2015 and 2014, respectively.

        As of September 30, 2015, the total compensation cost related to non-vested option awards not yet recognized was $4.1 million, which we expect to recognize over a weighted average period of 2.3 years.

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

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

7. STOCK-BASED COMPENSATION (Continued)

        A summary of non-vested restricted stock award activity for the nine months ended September 30, 2015 is set forth below:

Non-Vested Restricted Stock	Shares (in thousands)	Weighted Average Grant-Date Fair Value
Non-vested at January 1, 2015	1,997	$7.90
Granted	645	9.17
Vested	(876)	7.93
Forfeited	(284)	8.09

Non-vested at September 30, 2015	1,482	$8.40

        The fair value of restricted stock vested during the nine months ended September 30, 2015 was $8.1 million.

  Tax Benefits of Stock-Based Compensation

        ASC 718-10 requires us to report the benefits of tax deductions in excess of recognized compensation cost of equity awards as a financing cash flow. We recognized $0.1 million and ($0.7) million of financing cash flows for these excess tax deductions for the nine months ended September 30, 2015 and 2014, respectively.

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

        On October 22, 2013, we filed a lawsuit in the United States District Court for the District of Delaware against funds affiliated with the private equity firm GTCR, known as GTCR, David Katz, a former managing director of GTCR, and former senior management of APS Healthcare (Gregory Scott, Jerome Vaccaro and John McDonough, all such defendants, collectively, the "Defendants"). The lawsuit, which alleges securities fraud, multiple material breaches of contract and common law fraud, seeks substantial damages, including punitive damages. The lawsuit arises out of our acquisition of APS Healthcare from GTCR in March 2012. The Defendants filed a motion to dismiss the complaint. In a decision issued on July 24, 2014, the court denied the motion with respect to the breach of contract claim. The court granted the motion with respect to the securities fraud claims and portions of the common law fraud claims on the ground that they did not provide enough detail about each

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

8. COMMITMENTS AND CONTINGENCIES (Continued)

Defendant's specific role in the alleged fraud. On September 22, 2014, the Company filed an Amended Complaint to provide additional details regarding each Defendant's role in the alleged fraud. We are awaiting a decision from the court on the Defendant's motion to dismiss.

Government Regulations

        Laws and regulations governing Medicare, Medicaid and other state and federal healthcare and insurance programs are complex and subject to significant interpretation. As part of the Affordable Care Act, known as ACA, CMS, State regulatory agencies and other regulatory agencies have been exercising increased oversight and regulatory authority over our Medicare and other businesses. Compliance with such laws and regulations is subject to CMS audit, other governmental review and investigation and significant and complex interpretation. CMS audits our Medicare Advantage plans with regularity to ensure we are in compliance with applicable laws, rules, regulations and CMS instructions. There can be no assurance that we will be found to be in compliance with all such laws, rules and regulations in connection with these audits, reviews and investigations, and at times we have been found to be out of compliance. Failure to be in compliance can subject us to significant regulatory action including significant fines, penalties, cancellation of contracts with governmental agencies or operating restrictions on our business, including, without limitation, suspension of our ability to market to and enroll new members in our Medicare plans, termination of our contracts with CMS, exclusion from Medicare and other state and federal healthcare programs and inability to expand into new markets or add new products within existing markets.

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

9. BUSINESS SEGMENT INFORMATION

        As a result of the growth of our ACOs and the acquisition of Total Care, effective with the filing of our December 31, 2014 Annual Report on Form 10-K/A, we have modified the way we manage and report our business. Our Medicare Advantage and Traditional Insurance segments remain unchanged; however, we have split our ACO and Total Care businesses from the Corporate & Other segment to form two new segments—MSO and Medicaid, respectively.

        As of September 30, 2015 our business segments are based on product and consist of:

  •
  Medicare Advantage;

  •
  MSO;

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

9. BUSINESS SEGMENT INFORMATION (Continued)

  •
  Medicaid; and

  •
  Traditional Insurance.

        Our remaining segment, Corporate & Other, reflects the activities of our holding company, our prior participation in the New York Health Benefits Exchange, known as the Exchange, and other ancillary operations. Effective January 1, 2015, we are no longer participating in the Exchange.

        We report intersegment revenues and expenses on a gross basis in each of the operating segments but eliminate them in the consolidated results. These intersegment revenues and expenses affect the amounts reported on the individual financial statement line items, but we eliminate them in consolidation and they do not change income before taxes. The most significant items eliminated are intersegment revenue and expense relating to commissions earned by agency subsidiaries in our Medicare Advantage segment from insurance subsidiaries in our Traditional segment and interest on intercompany loans which cross segments.

        Financial data by segment, with a reconciliation of segment revenues and segment income (loss) before income taxes to total revenue and income before income taxes in accordance with U.S. GAAP is as follows:

	Three months ended September 30,
	2015		2014
	Revenues	Pre-tax (Loss) Income from Continuing Operations	Revenues	Pre-tax Income (Loss) from Continuing Operations
	(in thousands)
Medicare Advantage	$306,807	$(72)	$344,663	$5,325
MSO	—	(9,320)	—	3,168
Medicaid	48,947	509	46,834	133
Traditional Insurance	45,001	1,815	50,044	(53)
Corporate & Other	3,406	(7,363)	4,687	(6,376)
Intersegment revenues	(174)	—	(290)	—
Adjustments to segment amounts:
Net realized gains (losses)(1)	29,725	29,725	(928)	(928)

Total	$433,712	$15,294	$445,010	$1,269

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

9. BUSINESS SEGMENT INFORMATION (Continued)

	Nine months ended September 30,
	2015		2014
	Revenues	Pre-tax Income (Loss) from Continuing Operations	Revenues	Pre-tax Income (Loss) from Continuing Operations
	(in thousands)
Medicare Advantage	$931,906	$18,628	$1,067,311	$43,159
MSO	—	(9,409)	—	(19,908)
Medicaid	142,544	(906)	131,362	2,187
Traditional Insurance	140,371	7,448	155,914	3,267
Corporate & Other	6,895	(29,338)	6,861	(33,684)
Intersegment revenues	(601)	—	(798)	—
Adjustments to segment amounts:
Net realized gains(1)	33,666	33,666	574	574

Total	$1,254,781	$20,089	$1,361,224	$(4,405)

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

        As the year progresses, we refine our estimate of full year pre-tax income as new information becomes available, including actual year-to-date financial results. This continual estimation process could result in a change to our estimated annual effective tax rate, or cause us to change between use of an estimated annual effective tax rate and actual year-to-date financial results in calculating our year-to-date income tax provision. When this occurs, we adjust the income tax provision during the quarter in which the change occurs so that the year-to-date income tax provision reflects the current estimates and methodology used. In both cases, the tax effect of realized gains and losses as well as non-recurring tax differences are reported in the interim period in which they occur. Significant judgment is required in determining our annual estimated effective tax rate and in evaluating our tax positions.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

10. OTHER DISCLOSURES (Continued)

        For the three and nine months ended September 30, 2015, due to the significance of permanent differences compared to projected pre-tax income for 2015, we determined our income tax provision using actual year-to-date financial results from continuing operations. In the first and second quarters of 2015, we used the estimated annual effective tax rate to determine our income tax provision. For the three and nine months ended September 30, 2014, we determined our income tax provision using actual year-to-date financial results.

        For the quarter ended September 30, 2015, our effective tax rate on continuing operations was 92.6%, resulting in an income tax provision of $14.2 million. For the same period in 2014, our effective tax rate on continuing operations exceeded 100%, resulting in an income tax provision of $4.5 million. The high effective tax rates in both periods were driven by permanent differences, primarily the non-deductible ACA Fee and non-deductible interest expense on our preferred stock. State income taxes also contributed to the variance in the effective tax rates.

        For the nine months ended September 30, 2015, our effective tax rate on continuing operations was 54.1%, resulting in an income tax provision of $10.9 million. For the same period in 2014, our effective tax rate from continuing operations exceeded (100%) resulting in an income tax provision of $8.7 million. For the nine months ended September 30, 2015, the tax provision included $5.1 million in foreign tax credit carryforwards created in connection with the February 2015 sale of APS Puerto Rico. Utilization of this tax benefit is the result of sufficient income from continuing sources; therefore, it is included in continuing operations. Excluding the foreign tax credit carryforwards, the effective tax rate was 79.6%. For the nine months ended September 30, 2014, the tax effect of permanent differences exceeded the tax benefit of our loss from continuing operations, resulting in income tax expense. The high effective tax rates in both periods were driven by permanent differences, primarily the non-deductible ACA Fee and non-deductible interest expense on our preferred stock. State income taxes also contributed to the variance in the effective tax rates.

        The size of our non-deductible permanent differences (primarily ACA fee and interest on our preferred stock) in relation to our pre-tax income results in a high effective tax rate, which may continue.

        In September 2014, the Internal Revenue Service issued final regulations on the ACA's executive compensation deduction limitation for health insurance providers under Code section 162(m)(6), which provided additional information regarding the definition of a health insurance issuer. Based on our analysis of the final regulations, we no longer believe we are subject to the limitation. As a result, during the fourth quarter of 2014, we stopped treating this as a non-deductible expense and recorded a tax benefit related to amounts previously considered non-deductible. Income tax provision (benefit) for the three and nine months ended September 30, 2014 included $0.5 million and $1.7 million, respectively, related to such costs. There is a risk that the Internal Revenue Service or other regulators may disagree with our interpretation, which could result in higher taxes.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

10. OTHER DISCLOSURES (Continued)

        Restructuring Charges:    A summary of our restructuring liability balance as of September 30, 2015 follows:

	Segment	January 1 Balance	Charge to Earnings(1)	Cash Paid	Non-cash	September 30 Balance
		(in thousands)
Continuing Operations:
Workforce reduction	Corporate & Other	$3,069	$775	$(3,600)	$—	$244
NY Exchange exit	Corporate & Other	804	—	(488)	—	316
Facility consolidation	Traditional	106	—	—	(106)	—

Total Continuing Operations		3,979	775	(4,088)	(106)	560

Discontinued Operations:
Workforce reduction		660	249	(391)	—	518
MBH runout		—	1,690	(764)	—	926
Facility consolidation		—	3,688	(375)	(262)	3,051

Total Discontinued Operations		660	5,627	(1,530)	(262)	4,495

Total		$4,639	$6,402	$(5,618)	$(368)	$5,055

(1)
The charge to earnings for continuing operations is included in other operating costs and expenses in our consolidated statements of operations. The charge to earnings for discontinued operations is included in the income (loss) from discontinued operations before income taxes in our consolidated statements of operations.

        During 2015, we recorded a restructure charge of $5.6 million related to the sale of our APS Healthcare domestic business. In connection with the sale, we retained certain office space which we have exited and certain Managed Behavioral Health, known as MBH, contracts which we have terminated and are operating at a loss as the business runs off. Our restructure charge for facilities represents the estimated costs to close the facilities, including lease buyout costs and rent costs, net of estimated sublease revenue, on non-cancellable leases prior to termination. The related leases run through 2021. The charge related to the MBH contracts represents the estimated operating losses on the terminated contracts through the end of the contractual period, March 31, 2016. We expect no additional charges under this APS Healthcare restructuring initiative. For further discussion of our past restructuring initiatives, see Note 22—Other Operational Disclosures—Restructuring Charges in our Annual Report on Form 10-K/A for the year ended December 31, 2014.

        Loan Payable:    On October 9, 2015, we executed an amendment to our 2012 Credit Facility, known as the Facility, which waived certain financial covenants for the period ended September 30, 2015. In addition, on October 14, 2015, we repaid the outstanding balance on our term loan of $44.9 million and terminated the Facility, including the unused revolver. See Note 12—Subsequent Events, for additional information. As of September 30, 2015, we were in compliance with our financial covenants under the 2012 Credit Facility.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

10. OTHER DISCLOSURES (Continued)

        On March 31, 2015, we repaid $58.6 million of principal on our term loan under the Facility. During the three and nine months ended September 30, 2015, we made interest payments totaling $0.3 million and $1.3 million and other fee payments totaling $0.1 million and $0.4 million, respectively.

        During 2014, we were not required to make any principal payments as all scheduled 2014 principal payments, totaling $14.3 million, were prepaid in 2013, in connection with the amendment of our credit facility on November 4, 2013. During the three and nine months ended September 30, 2014, we made interest payments totaling $0.5 million and $1.9 million and other fee payments totaling $0.1 million and $0.4 million, respectively.

        Unconsolidated Subsidiaries:    We account for our participation in the ACOs using the equity method. Gains and losses from our participation in the ACOs are reported as equity in (losses) earnings of unconsolidated subsidiaries in the consolidated statements of operations. Our net investment in the ACOs is reported in other assets in the consolidated balance sheets. We recognized equity in losses of our unconsolidated ACOs of $7.4 million and $1.1 million for the three and nine months ended September 30, 2015, respectively, and $5.2 million of income and $10.4 million of losses for the three and nine months ended September 30, 2014, respectively.

        During 2015 and 2014, we recognized our portion of ACO shared savings revenue when notified by CMS. Such notification lags the Program Year to which the revenue relates by six to nine months. Revenue from the initial 2012/2013 Program Year, which ended on December 31, 2013, was recorded in the quarter ended September 30, 2014 and revenue for the 2014 Program Year, which ended on December 31, 2014, was recorded in the quarter ended June 30, 2015. Following is a summary of shared savings revenue included in equity in (losses) earnings of our unconsolidated ACOs for the program years indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)
Program Year 2014	$—	$—	$20,884	$—
Program Year 2013	—	13,375	—	13,375

	—	13,375	20,884	13,375

        The condensed financial information for 100% of our unconsolidated ACOs is as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2015	2014	2015	2014
	(in thousands)
Total revenue	$—	$20,357	$26,924	$20,357
Total expenses	7,446	8,175	22,018	23,752

Net (loss) income	$(7,446)	$12,182	$4,906	$(3,395)

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

10. OTHER DISCLOSURES (Continued)

        For additional information on our ACOs, see Note 1—Organization and Company Background and Note 2—Basis of Presentation.

        Earnings Per Common Share Computation:    Under ASC 260, Earnings Per Share, income (loss) from continuing operations is the trigger for determining whether potential common stock equivalents are dilutive or anti-dilutive when calculating diluted earnings per share. Universal American has income from continuing operations for the three and nine months ended September 30, 2015 and accordingly, included the effect of dilutive securities in calculating diluted earnings per share for those periods. For the three and nine months ended September 30, 2014, Universal American had losses from continuing operations and accordingly, excluded common stock equivalents of 0.8 million and 0.5 million, respectively, from the calculation of diluted earnings per share for those periods.

11. DISCONTINUED OPERATIONS

        On February 4, 2015, we sold our APS Healthcare Puerto Rico subsidiaries to an affiliate of the Metro Pavia Health System. APS Puerto Rico provided managed behavioral health services under the Government Health Plan Medicaid program under a contract that terminated on March 31, 2015 and had $151 million of revenue in 2014. The purchase price at closing was $26.5 million, which was settled in cash. The transaction resulted in a pre-tax realized loss of approximately $0.4 million. The transaction also generated an additional foreign tax credit carryforward of $5.1 million that has been recorded as a deferred tax asset.

        On May 1, 2015, we sold our remaining APS Healthcare operating subsidiaries to KEPRO, Inc., a company that provides quality improvement and care management services to both government clients and the private sector. The purchase price was $5.0 million, which was settled in cash at closing, subject to a working capital true up, which was finalized during the quarter ended September 30, 2015. In addition, the transaction includes a potential earn-out of up to an additional $19.0 million based on certain contract renewals. Due to the variability in the length of time over which the contract renewals may occur and the difficulty of estimating the success of such renewals, we consider the potential earn-out to be a contingent gain which will be recorded only if and when we determine it to be realizable. At September 30, 2015 no portion of the potential earn-out met the criteria to be accrued as a contingent gain. The transaction resulted in a pre-tax realized loss of $16.9 million, including the working capital true up.

        In connection with the sales of the APS businesses, we agreed to provide certain support services to the buyers under a transition services agreement, or TSA, until they can assume the responsibilities directly. During the three and nine months ended September 30, 2015, we provided support under the TSA agreements and recognized fee income of $1.2 million and $2.9 million, respectively.

        Effective with the sale of our APS Healthcare businesses as discussed above, in accordance with ASC 205-20 Presentation of Financial Statements—Discontinued Operations, the results of operations and cash flows related to APS Healthcare are reported as discontinued operations for all periods presented. In addition, the related assets and liabilities have been segregated from the assets and liabilities related to our continuing operations and are presented separately in our consolidated balance sheets as of September 30, 2015 and December 31, 2014, respectively.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

11. DISCONTINUED OPERATIONS (Continued)

        Summarized financial information for our discontinued operations for the three and nine month periods ended September 30 is presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)
Revenues:
Net premium and policyholder fees earned	$—	$40,439	$17,450	$114,461
Fee and other income	16	23,053	30,920	65,180

Total revenues	16	63,492	48,370	179,641

Benefits, claims and expenses:
Claims and other benefits	11	34,158	14,533	100,968
Other operating costs and expenses	48	27,880	32,587	82,599

Total benefits, claims and expenses	59	62,038	47,120	183,567

Operating (loss) income	(43)	1,454	1,250	(3,926)
Restructure charge	(107)	—	(5,627)	—
Realized gain (loss) on sale	1,366	—	(17,303)	—

Income (loss) from discontinued operations before income taxes	1,216	1,454	(21,680)	(3,926)
(Benefit for) provision from income taxes	(465)	301	(10,039)	(61)

Income (loss) from discontinued operations	$1,681	$1,153	$(11,641)	$(3,865)

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

11. DISCONTINUED OPERATIONS (Continued)

        Total assets and liabilities of discontinued operations are as follows:

	September 30, 2015	December 31, 2014
	(in thousands)
Assets
Cash and cash equivalents	$—	$28,125
Present value of future profits and other amortizing intangible assets	—	3,093
Deferred income tax asset	3,438	6,544
Income taxes receivable	113	1,669
Other assets	23	41,869

Total assets	$3,574	$81,300

Liabilities
Policy and contract claims—health	$152	$11,130
Other liabilities(1)	8,410	52,054

Total liabilities	$8,562	$63,184

(1)
Other liabilities includes accrued restructure charges of $4.5 million and $0.7 million at September 30, 2015 and December 31, 2014, respectively. See Note 10—Other Disclosures—Restructuring Changes for additional information.

12. SUBSEQUENT EVENTS

        Sale of Traditional Insurance Business:    On October 8, 2015, we entered into a definitive agreement to sell our Traditional Insurance business to Nassau Reinsurance Group Holdings, L.P. ("Nassau"). Our Traditional Insurance business includes Medicare Supplement, Long Term Care, Disability, Life, and other ancillary insurance products, all of which have been in run-off since 2012.

        Under the terms of the agreement, Nassau will acquire Constitution Life Insurance Company and The Pyramid Life Insurance Company, and reinsure the Traditional Insurance business written by American Progressive Life & Health Insurance Company of New York through a 100% quota share coinsurance agreement. The purchase price is approximately $43 million, subject to adjustments based on actual capital and surplus of Constitution and Pyramid at closing, compared to the target statutory capital and surplus of $68.5 million. We will also be entitled to receive potential earn-out payments through June 30, 2018 that may result in additional payments of between $13 million and $24 million. The transaction is estimated to generate an after-tax GAAP loss of approximately $150 million, including the write-off of approximately $53 million in intangible assets. Statutory capital and surplus at Constitution and Pyramid at September 30, 2015 is estimated to be approximately $58 million. However, actual statutory capital and surplus will change between now and closing as a result of the experience of the business and the effect of our reserve sufficiency testing that is performed in the fourth quarter, and such change could result in materially lower or higher actual statutory capital and surplus and impact the ultimate GAAP loss recognized for the sale. The closing of the agreement is

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

12. SUBSEQUENT EVENTS (Continued)

expected in early 2016 subject to customary closing conditions, including regulatory approval from the Texas, Kansas and New York insurance departments.

        Special Cash Dividend:    On October 26, 2015, we paid a special cash dividend of $0.75 per share, to shareholders of record on October 19, 2015.

        A portion of the dividend will be a Qualified Dividend and a portion will be a Return of Capital which reduces the holder's basis in their Universal American stock. The actual breakdown will be determined in the first quarter of 2016.

        Repayment of Debt:    On October 14, 2015, we repaid the outstanding balance on our term loan of $44.9 million and terminated our credit facility, including the unused revolver. In connection with the termination of the credit facility, during the fourth quarter we also wrote off the unamortized balance of related deferred loan origination fees of $0.8 million.

ITEM 2—MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

        The following discussion and analysis presents a review of our financial condition as of September 30, 2015 and our results of operations for the three and nine months ended September 30, 2015 and 2014. As used in this quarterly report, except as otherwise indicated, references to the "Company," "Universal American," "we," "our," and "us" are to Universal American Corp., a Delaware corporation and its subsidiaries.

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

Overview

        Universal American, through our family of healthcare companies, provides health benefits to people covered by Medicare and/or Medicaid. Our core strength is our ability to partner with providers, especially primary care physicians, to improve health outcomes while reducing cost in the Medicare population. We currently are focused on three main businesses:

  •
  Medicare Advantage:  We serve the growing Medicare population by providing Medicare Advantage products to approximately 107,000 members as of September 30, 2015. Approximately 31% of the Medicare population in the United States is currently enrolled in Medicare Advantage plans; a type of Medicare health plan offered by private companies that contract with the federal government to provide enrollees with health insurance. Our current focus is to grow our Medicare Advantage business in Texas (primarily Houston/Beaumont), upstate New York (primarily the Syracuse area) and Maine, regions in which we have meaningful market positions.

  •
  Management Services Organization (MSO):  We believe there is an opportunity to address the high cost of health care for the majority of the Medicare population enrolled in traditional fee-for-service Medicare and have joined predominantly with primary-care and multi-specialty provider groups to operate twenty-four Accountable Care Organizations, or ACOs, pursuant to the Medicare Shared Saving Program, known as the MSSP.

  •
  Medicaid:  We provide Medicaid products to approximately 39,500 members in upstate New York through our Total Care Medicaid Health Plan.

        We also operate our Traditional Insurance segment, which includes Medicare Supplement, Long Term Care, Disability, Life, and other ancillary insurance products, all of which have been in run-off since 2012.

Recent Developments

        Sale of Traditional Insurance Business:    On October 8, 2015, we entered into a definitive agreement to sell our Traditional Insurance business to Nassau Reinsurance Group Holdings, L.P. For further discussion of this transaction, see Note 12—Subsequent Events in the Notes to Consolidated Financial Statements.

        Special Cash Dividend:    On October 26, 2015, we paid a special cash dividend of $0.75 per share to shareholders of record on October 19, 2015. For further discussion of this transaction, see Note 12—Subsequent Events in the Notes to Consolidated Financial Statements.

        Repayment of Debt:    On October 14, 2015, we repaid the outstanding balance on our term loan of $44.9 million and terminated our credit facility, including the unused revolver. For further discussion of this transaction, see Note 12—Subsequent Events in the Notes to Consolidated Financial Statements.

        ACO Revenue—On July 30, 2015, the Centers for Medicare & Medicaid Services, known as CMS, informed us that our 23 MSSP ACOs which were active in 2014, generated $80 million in gross savings for program year 2014. This compares to $66 million in gross savings for 2012/2013, the first program period of the MSSP, which comprised up to 21 months and which we reported in the third quarter of 2014. For these 23 ACOs, the results showed that:

  •
  9 ACOs, serving more than 105,000 Medicare beneficiaries, including our flagship ACO in Houston, qualified for shared savings totaling $26.9 million. This compares to $20.4 million in shared savings paid to ACOs for the first program year 2012/2013, which was longer. Our share of these payments, recorded in the 2nd quarter of 2015, after payments to our physician partners of $6.0 million increased to $20.9 million, which is reflected in equity in (losses) earnings of unconsolidated subsidiaries in our consolidated statements of operations. We received these payments during October 2015.

  •
  8 additional ACOs achieved savings but did not exceed the Minimum Savings Rate, known as MSR. Of those eight, four missed the MSR by less than 1%.

  •
  Quality scores improved for all ACOs, which indicates improved healthcare management particularly for our chronically ill beneficiaries.

        On June 4, 2015, CMS issued the final MSSP rule for program years beginning in 2016. We believe that the new rule will enhance the success of the MSSP program in general and our ACOs in particular.

Membership/Beneficiaries

        The following table presents our membership/beneficiaries in our three main businesses:

	September 30, 2015	December 31, 2014
	(in thousands)
Medicare Advantage
Texas HMOs	66.4	61.8
Upstate New York/Maine	40.2	29.7

Core Markets	106.6	91.5
Non-Core Network(1)	—	20.7
Rural(1)	—	1.9

Total Medicare Advantage	106.6	114.1

Management Service Organizations
ACOs	279.8	285.0

Medicaid
Total Care	39.5	40.0

(1)
We did not renew our non-core network and rural markets for 2015.

Results of Operations—Consolidated Overview

        The following table reflects income (loss) before income taxes from each of our segments and contains a reconciliation to reported net income (loss) in accordance with U.S. GAAP. We evaluate the results of operations of our segments based on income (loss) before realized gains and income taxes. We believe that realized gains are not indicative of overall operating trends. This differs from U.S. GAAP, which includes the effect of realized gains and income taxes in the determination of net income (loss).

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
	(in thousands, except per share amounts)
Medicare Advantage	$(72)	$5,325	$18,628	$43,159
MSO	(9,320)	3,168	(9,409)	(19,908)
Medicaid	509	133	(906)	2,187
Traditional Insurance	1,815	(53)	7,448	3,267
Corporate & Other	(7,363)	(6,376)	(29,338)	(33,684)
Net realized gains (losses)	29,725	(928)	33,666	574

Income (loss) before income taxes	15,294	1,269	20,089	(4,405)
Provision for income taxes	14,167	4,512	10,861	8,678

Income (loss) from continuing operations	1,127	(3,243)	9,228	(13,083)
Income (loss) from discontinued operations	1,681	1,153	(11,641)	(3,865)

Net income (loss)	$2,808	$(2,090)	$(2,413)	$(16,948)

Income (loss) per common share (diluted):
Income (loss) from continuing operations	$0.01	$(0.04)	$0.11	$(0.15)
Income (loss) from discontinued operations	0.02	0.01	(0.14)	(0.05)

Net income (loss)	$0.03	$(0.03)	$(0.03)	$(0.20)

  Three months ended September 30, 2015 and 2014

        Income from continuing operations for the quarter ended September 30, 2015 was $1.1 million, or $0.01 per diluted share, compared to a loss from continuing operations of $3.2 million, or $0.04 per diluted share, for the quarter ended September 30, 2014.

        Our Medicare Advantage segment generated a loss before income taxes of $0.1 million for the quarter ended September 30, 2015; a decrease of $5.4 million compared to the quarter ended September 30, 2014. The decrease in earnings was driven primarily by higher utilization in our Northeast markets, a decrease in favorable prior period items and lower net investment income, partially offset by a decrease in commissions and general expense levels driven by our cost reduction initiatives and lower membership. The quarter ended September 30, 2015, included $3.3 million of net unfavorable prior period items compared to $3.7 million favorable items for the quarter ended September 30, 2014.

        Our MSO segment, which includes the operations of our ACOs, generated a loss before income taxes of $9.3 million for the quarter ended September 30, 2015, compared with income of $3.2 million in the same period of 2014, a decrease in earnings of $12.5 million. In 2014, we recognized program year 2012/2013 shared savings revenue of $13.4 million in the third quarter, while in 2015, we recognized program year 2014 shared savings revenue in the second quarter. Operating expenses for the quarter were $9.3 million compared to $10.2 million for the quarter ended September 30, 2014, reflecting fewer active ACOs in 2015.

        Our Medicaid segment generated income before income taxes of $0.5 million for the three months ended September 30, 2015 compared to $0.1 million for the quarter ended September 30, 2014. This increase was primarily due to an increase in net premiums as a result of higher state reimbursement rates, partially offset by an increase in operating expenses.

        Our Traditional Insurance segment generated income before taxes of $1.8 million for the quarter ended September 30, 2015, an increase of $1.9 million compared to the same period in 2014. The increase in earnings is primarily driven by the reduction of operating expenses.

        Our Corporate & Other segment reported a loss of $7.4 million for the three months ended September 30, 2015 compared to a loss of $6.4 million in the same period in 2014. This was primarily due to decreased net investment income and reduced recoveries on previously written off agent balances, partially offset by lower corporate expenses and the discontinuation of our New York Exchange business.

        Net realized gains for the quarter ended September 30, 2015 included a $29.6 million gain on the sale of our cost-method minority investment in naviHealth.

        For the quarter ended September 30, 2015, our effective tax rate on continuing operations was 92.6%, resulting in an income tax provision of $14.2 million. For the same period in 2014, our effective tax rate on continuing operations exceeded 100%, resulting in an income tax provision of $4.5 million. The high effective tax rates in both periods were driven by permanent differences, primarily the non-deductible ACA Fee and non-deductible interest expense on our preferred stock. State income taxes also contributed to the variance in the effective tax rates.

        Income from discontinued operations was $1.7 million and $1.2 million for the quarters ended September 30, 2015 and 2014, respectively. 2015 income included a working capital adjustment related to the sale of APS Healthcare's domestic business, which reduced the realized loss on this sale and also included a favorable return to provision adjustment related to the 2014 income tax return of the disposed businesses. 2014 income represents operating results of the disposed businesses. For further information on the sale of APS Healthcare's businesses, see Note 11—Discontinued Operations in the Notes to Consolidated Financial Statements.

  Nine months ended September 30, 2015 and 2014

        Income from continuing operations for the nine months ended September 30, 2015 was $9.2 million, or $0.11 per diluted share, compared to a loss from continuing operations of $13.1 million, or $0.15 per diluted share, for the nine months ended September 30, 2014.

        Our Medicare Advantage segment generated income before income taxes of $18.6 million for the nine months ended September 30, 2015; a decrease of $24.5 million compared to the nine months ended September 30, 2014. The decrease in earnings was driven by higher utilization in our Northeast markets, expected lower membership, as we exited non-core markets, a decrease in favorable prior period items and lower net investment income, partially offset by a decrease in commissions and general expense levels driven by our cost reduction initiatives and lower membership. The nine months ended September 30, 2015, included $6.2 million of net favorable prior period items compared to $28.2 million favorable items for the nine months ended September 30, 2014.

        Our MSO segment generated a loss before income taxes of $9.4 million for the nine months ended September 30, 2015 compared to a loss of $19.9 million in the same period of 2014, an improvement of $10.5 million. This improvement was driven by a $7.5 million increase in shared savings revenue, as nine of our ACOs qualified for shared savings in program year 2014, compared with three ACOs in program year 2012/2013. Operating expenses for the nine months ended September 30, 2015 were $30.3 million compared to $33.3 million for the nine months ended September 30, 2014, reflecting fewer active ACOs in 2015.

        Our Medicaid segment generated a loss before income taxes of $0.9 million for the nine months ended September 30, 2015 compared to income of $2.2 million for the nine months ended September 30, 2014. This decrease was primarily due to an increase in medical expenses caused by higher inpatient utilization and operating expenses, partially offset by an increase in net premiums due to higher state reimbursement rates,.

        Our Traditional Insurance segment generated income before taxes of $7.4 million for the nine months ended September 30, 2015, an increase of $4.2 million compared to the same period in 2014. The increase in earnings is primarily driven by the reduction of operating expenses.

        Our Corporate & Other segment reported a loss of $29.3 million for the nine months ended September 30, 2015 compared to a loss of $33.7 million in the same period in 2014. This was primarily due to lower corporate expenses, lower legal costs related to our non-core business, the discontinuation of our Exchange business and lower debt service costs.

        Net realized gains for the nine months ended September 30, 2015 included a $29.6 million gain on the sale of our cost-method minority investment in naviHealth.

        For the nine months ended September 30, 2015, our effective tax rate on continuing operations was 54.1%, resulting in an income tax provision of $10.9 million. For the same period in 2014, our effective tax rate from continuing operations exceeded (100%) resulting in an income tax provision of $8.7 million. For the nine months ended September 30, 2015, the tax provision included $5.1 million in foreign tax credit carryforwards created in connection with the February 2015 sale of APS Puerto Rico. Utilization of this tax benefit is the result of sufficient income from continuing sources; therefore, it is included in continuing operations. Excluding the foreign tax credit carryforwards, the effective tax rate was 79.6%. For the nine months ended September 30, 2014, the tax effect of permanent differences exceeded the tax benefit of our loss from continuing operations, resulting in income tax expense. The high effective tax rates in both periods were driven by permanent differences, primarily the non-deductible ACA Fee and non-deductible interest expense on our preferred stock. State income taxes also contributed to the variance in the effective tax rates.

        Loss from discontinued operations was $11.6 million and $3.9 million for the nine months ended September 30, 2015 and 2014, respectively. 2015 included a realized loss of $17.3 million, pre-tax, on the sale of APS Healthcare's domestic and foreign businesses and also included a restructure charge of $5.6 million related to the shut down of facilities, run out of the retained MBH business and severance, as well as operating results for the period prior to the sale and a return to provision adjustment related to the 2014 income tax return of the disposed businesses. 2014 income represents operating results of the disposed businesses. For further information on the sale of APS Healthcare's businesses, see Note 11—Discontinued Operations and Note 10—Other Disclosures—Restructuring Charges in the Notes to Consolidated Financial Statements.

Segment Results—Medicare Advantage

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
	(in thousands)
Net premiums	$304,311	$340,056	$923,925	$1,054,352
Net investment and other income	2,496	4,607	7,981	12,959

Total revenue	306,807	344,663	931,906	1,067,311

Medical expenses	267,652	291,517	801,981	887,480
ACA fee	6,413	5,765	19,098	17,334
Commissions and general expenses	32,814	42,056	92,199	119,338

Total benefits, claims and other deductions	306,879	339,338	913,278	1,024,152

Segment (loss) income before income taxes	$(72)	$5,325	$18,628	$43,159

        Our Medicare Advantage segment includes the operations of our Medicare coordinated care HMO, PPO and Network PFFS Plans (collectively known as the Plans. Our HMOs offer coverage to Medicare members primarily in Southeastern Texas (primarily Houston/Beaumont), and the Dallas/Ft. Worth area. For 2015, our PPO and Network PFFS Plans offer coverage primarily in upstate New York and Maine. Effective January 1, 2015, we exited non-core markets, resulting in a reduction in membership of approximately 22,600 members.

  Three months ended September 30, 2015 and 2014

        Our Medicare Advantage segment generated a loss before income taxes of $0.1 million for the quarter ended September 30, 2015; a decrease of $5.4 million compared to the quarter ended September 30, 2014. The decrease in earnings was driven primarily by higher utilization in our Northeast markets, a decrease in favorable prior period items and lower net investment income, partially offset by a decrease in commissions and general expense levels driven by our cost reduction initiatives and lower membership. The quarter ended September 30, 2015, included $3.3 million of net unfavorable prior period items compared to $3.7 million favorable items for the quarter ended September 30, 2014.

        In the Northeast markets, where we had a 35% increase in membership during 2015, and now have more than 40,000 members with a large concentration in upstate New York, we recorded an increased Medical Benefit Ratio largely driven by higher utilization and a lag in adequate premium for new members. We are addressing both of these issues and believe that our 2016 bids adequately reflected our experience.

        Net premiums.    Net premiums for the Medicare Advantage segment decreased by $35.7 million for the quarter ended September 30, 2015 compared with the same period in 2014, primarily as a result of exiting non-core markets. In the Northeast markets, where we had a 35% increase in membership during 2015, we had a lag in adequate premium for new members, as discussed above. There were no prior period items recognized in Net premiums for the quarter ended September 30, 2015. Net premiums for the quarter ended September 30, 2014 included $1.4 million of favorable prior period items.

        Net investment and other income.    Net investment and other income decreased $2.1 million for the quarter ended September 30, 2015 primarily due to lower invested asset levels.

        Medical expenses.    Medical expenses decreased by $23.9 million for the quarter ended September 30, 2015 compared to the quarter ended September 30, 2014. The decrease was driven by our exit of non-core markets, offset by growth in our core markets, unfavorable prior period items and an increase in utilization in the Northeast markets, resulting in a Medicare Advantage medical benefit ratio of 88.0% for the quarter ended September 30, 2015 compared with 85.7% for the quarter ended September 30, 2014. Medical expenses for the quarter ended September 30, 2015 included $3.3 million of net unfavorable items related to prior periods, compared to $2.3 million of net favorable items related to prior periods for the quarter ended September 30, 2014.

        Quality improvement initiative costs are included in medical expenses in connection with the reporting of minimum medical loss ratios under the ACA. The following table provides a breakdown of medical expenses and the related medical benefits ratios:

	Three months ended September 30,
	2015		2014
	($ in thousands)
Quality Initiatives	$5,791	1.9%	$6,126	1.8%
Medical Benefits	261,861	86.1%	285,391	83.9%

Total Medical Expenses	$267,652	88.0%	$291,517	85.7%

        Adjusting for the prior year items discussed above in net premiums and medical expenses, for the quarter ended September 30, 2015, our medical benefit ratio MBR, excluding quality initiative costs, was 86.1%. Our medical benefit MBRs for the quarter ended September 30, 2015, as reported and recast to exclude prior year items, are summarized in the table below:

	Reported	Recast
HMO	82.9%	82.1%
Other Core Network	91.5%	90.8%
Total Medicare Advantage	86.1%	85.0%

        ACA fee.    The ACA fee for the three months ended September 30, 2015 amounted to $6.4 million or 2.1% of 2015 net premiums compared to $5.8 million or 1.7% of net premiums for the same period in 2014. The ACA fee is based on prior year premiums and is included in the calculation of minimum medical loss ratios under the ACA. The increase in the ACA fee is due to the scheduled increase in the industry-wide total fee from $8.0 billion in 2014 to $11.3 billion in 2015. The 2015 ACA fee includes approximately $1.0 million related to 2014 premium in non-core markets that we exited in 2015. Excluding this amount, the 2015 ACA fee expense for continuing business was approximately 1.8% of 2015 net premiums.

        Commissions and general expenses.    Commissions and general expenses for the three months ended September 30, 2015 decreased $9.2 million compared to the same period in 2014, primarily due to cost reduction initiatives and net lower membership due to our exit of non-core markets. Our administrative expense ratio improved to 10.8% for the three months ended September 30, 2015 from 12.4% for the three months ended September 30, 2014 primarily as a result of our cost reduction efforts.

  Nine months ended September 30, 2015 and 2014

        Our Medicare Advantage segment generated income before income taxes of $18.6 million for the nine months ended September 30, 2015; a decrease of $24.5 million compared to the nine months ended September 30, 2014. The decrease in earnings was driven by higher utilization in our Northeast markets, expected lower membership, as we exited non-core markets, a decrease in favorable prior period items and lower net investment income, partially offset by a decrease in commissions and general expense levels driven by our cost reduction initiatives and lower membership. The nine months ended September 30, 2015, included $6.2 million of net favorable prior period items compared to $28.2 million favorable items for the quarter ended September 30, 2014.

        In the Northeast markets where we had a 35% increase in membership during 2015, we recorded an increased Medical Benefit Ratio largely driven by higher utilization and a lag in adequate premium for new members. We are addressing both of these issues and believe that our 2016 bids adequately reflected our experience.

        Net premiums.    Net premiums for the Medicare Advantage segment decreased by $130.4 million for the nine months ended September 30, 2015 compared with the same period in 2014, primarily as a result of exiting non-core markets. In the Northeast markets, where we had a 35% increase in membership during 2015, we had a lag in adequate premium for new members, as discussed above. Net premiums for the nine months ended September 30, 2015 included $15.1 million of favorable prior period items compared to $14.6 million of favorable prior period items for the nine months ended September 30, 2014.

        Net investment and other income.    Net investment and other income decreased by $5.0 million for the nine months ended September 30, 2015 primarily due to lower invested asset levels.

        Medical expenses.    Medical expenses decreased by $85.5 million for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014. The decrease was driven by our exit of non-core markets, offset by growth in our core markets, unfavorable prior period items and an increase in utilization in the Northeast markets, resulting in a Medicare Advantage medical benefit ratio of 86.8% for the nine months ended September 30, 2015 compared with 84.2% for the nine months ended September 30, 2014. Medical expenses for the nine months ended September 30, 2015 included $8.9 million of net unfavorable items related to prior periods, compared to $13.6 million of net favorable items related to prior periods for the nine months ended September 30, 2014.

        Quality improvement initiative costs are included in medical expenses in connection with the reporting of minimum medical loss ratios under the ACA. The following table provides a breakdown of medical expenses and the related medical benefits ratios:

	Nine months ended September 30,
	2015		2014
	($ in thousands)
Quality Initiatives	$18,777	2.0%	$21,701	2.1%
Medical Benefits	783,204	84.8%	865,779	82.1%

Total Medical Expenses	$801,981	86.8%	$887,480	84.2%

        Adjusting for the prior year items discussed above in net premiums and medical expenses, for the nine months ended September 30, 2015, our medical benefit MBR, excluding quality initiative costs, was 84.8%. Our medical benefit MBRs for the nine months ended September 30, 2015, as reported and recast to exclude prior year items, are summarized in the table below:

	Reported	Recast
HMO	82.1%	82.4%
Other Core Network	91.3%	91.1%
Total Medicare Advantage	84.8%	85.2%

        ACA fee.    The ACA fee for the nine months ended September 30, 2015 amounted to $19.1 million, or 2.1%, of 2015 net premiums compared to $17.3 million or 1.6% of net premiums for the same period in 2014. The ACA fee is based on prior year premiums and is included in the calculation of minimum medical loss ratios under the ACA. The increase in the ACA fee is due to the scheduled increase in the industry-wide total fee from $8.0 billion in 2014 to $11.3 billion in 2015. The 2015 ACA fee includes approximately $3.0 million related to 2014 premium in non-core markets that we exited in 2015. Excluding this amount, the 2015 ACA fee expense for continuing business was approximately 1.7% of 2015 net premiums.

        Commissions and general expenses.    Commissions and general expenses for the nine months ended September 30, 2015 decreased $27.1 million compared to the same period in 2014, primarily due to cost reduction initiatives and lower membership due to our exit of non-core markets. Our administrative expense ratio improved to 10.0% for the nine months ended September 30, 2015 from 11.3% for the nine months ended September 30, 2014 primarily as a result of our cost reduction efforts.

Segment Results—Management Services Organization

        The following table represents the operating results of our MSO segment, consolidating the ACOs in which we participate with the operations of our CHS subsidiary:

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
	(in thousands)
Shared Savings Revenue(1):
Gross Shared Savings	$—	$20,357	$26,924	$20,357
ACO Partner Share	—	(6,982)	(6,040)	(6,982)

Net Shared Savings Revenue	—	13,375	20,884	13,375
Operating expenses	9,320	10,207	30,293	33,283

Segment (loss) income before income taxes	$(9,320)	$3,168	$(9,409)	$(19,908)

(1)
2015 amounts represent shared savings revenues recorded in the second quarter of 2015 related to program year 2014. In 2014, we did not receive final results relating to the 2012/2013 program years from CMS until the third quarter and therefore did not record revenue until the third quarter of 2014.

        Formerly included in our Corporate & Other segment, our MSO segment includes our CHS subsidiary, which collaborates with physicians and other healthcare professionals to operate ACOs under the MSSP. As of September 30, 2015 we sponsored twenty-four active ACOs in eleven states previously approved for participation in the program by CMS. Based on data provided by CMS, these ACOs currently include approximately 3,200 participating providers with approximately 280,000 assigned Medicare fee-for-service beneficiaries, both within and outside our current Medicare Advantage footprint. CHS provides these ACOs with care coordination, analytics and reporting, technology and other administrative capabilities to enable participating providers to deliver better care and lower healthcare costs for their Medicare fee-for-service beneficiaries. We have determined that we cannot consolidate the ACOs and therefore, include our share of their operating results in Equity in (losses) earnings of unconsolidated subsidiaries on our Consolidated Statements of Operations. In the table above, we have presented our share of the results of the ACOs combined with the results of CHS to provide a better understanding of the results of operations.

        The MSSP is relatively new and therefore has limited historical experience. This impacts our ability to accurately accumulate and interpret the data available for calculating the ACOs' shared savings. Therefore, we were not able to recognize revenue for the year ended December 31, 2013 until we received the final settlement results from CMS in September 2014. Similarly, we were not able to recognize revenue for the year ended December 31, 2014 in the 2014 financial statements. Based on the ACO operating agreements, we bear all costs of the ACO operations until revenue is recognized. At that point, we generally have the right to receive 100% of subsequent profits until our losses are recovered. Any remaining revenue is generally shared equally with our ACO provider partners.

  Three months ended September 30, 2015 and 2014

        Our MSO segment generated a loss before income taxes of $9.3 million for the quarter ended September 30, 2015, compared with income of $3.2 million in the same period of 2014, a decrease in earnings of $12.5 million. In 2014, we recognized program year 2012/2013 shared savings revenue of $13.4 million in the third quarter, while in 2015, we recognized program year 2014 shared savings revenue in the second quarter. Operating expenses for the quarter were $9.3 million compared to $10.2 million for the quarter ended September 30, 2014, reflecting fewer active ACOs in 2015.

  Nine months ended September 30, 2015 and 2014

        Our MSO segment generated a loss before income taxes of $9.4 million for the nine months ended September 30, 2015, compared to a loss of $19.9 million in the same period of 2014, an improvement of $10.5 million. This improvement was driven by a $7.5 million increase in shared savings revenue, as nine of our ACOs qualified for shared savings in program year 2014, compared with three ACOs in program year 2012/2013. Operating expenses for the nine months ended September 30, 2015 were $30.3 million compared to $33.3 million for the nine months ended September 30, 2014, reflecting fewer active ACOs in 2015.

Segment Results—Medicaid

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
	(in thousands)
Net premiums	$48,904	$46,779	$142,417	$131,239
Net investment and other income	43	55	127	123

Total revenue	48,947	46,834	142,544	131,362

Medical expenses	43,252	43,127	128,367	118,044
Amortization of intangible assets	201	201	604	604
ACA fee	839	45	2,498	137
Commissions and general expenses	4,146	3,328	11,981	10,390

Total benefits, claims and other deductions	48,438	46,701	143,450	129,175

Segment income (loss) before income taxes	$509	$133	$(906)	$2,187

        Our Medicaid segment includes the operations of our Total Care Medicaid health plan. Total Care provides Medicaid managed care services in three counties in upstate New York that overlap with our existing Medicare Advantage footprint. Roughly 80% of its members are located in Onondaga County, which includes the Syracuse, NY market. In addition to the Medicaid program, Total Care also participates in the Child Health Plus program for low-income, uninsured children.

  Three months ended September 30, 2015 and 2014

        Our Medicaid segment generated income before income taxes of $0.5 million for the three months ended September 30, 2015 compared to $0.1 million for the quarter ended September 30, 2014. This increase was primarily due to an increase in net premiums as a result of higher state reimbursement rates, partially offset by an increase in operating expenses.

        Net premiums.    Net premiums increased by $2.1 million, or 5%, compared to the three months ended September 30, 2014 primarily as a result of an increase in state reimbursement rates, including a 2015 rate adjustment that was retroactive to April 1, 2015 and a change in mix of business, partially offset by lower membership. Net premium includes state reimbursement for premium tax and the ACA fee. The state reimbursement for the ACA fee increased significantly in 2015, consistent with the increase in ACA fee expense discussed below.

        Medical expenses.    Medical expenses increased by $0.1 million, or less than 1% compared to the three months ended September 30, 2014 with higher claims costs substantially offset by lower membership.

        ACA fee.    The ACA fee for the three months ended September 30, 2015 increased by $0.8 million. The ACA fee is based on prior year premium. The 2014 ACA fee was based on Total Care's 2013 premium since December 1, 2013, the date of acquisition, while the 2015 ACA fee is based on Total Care's premium for the year ended December 31, 2014.

        Commissions and general expenses.    Commissions and general expenses increased $0.8 million compared to the three months ended September 30, 2014, primarily due to increased technology and personnel costs. Our administrative expense ratio was 8.5% and 7.1% for the three months ended September 30, 2015 and 2014, respectively.

  Nine months ended September 30, 2015 and 2014

        Our Medicaid segment generated a loss before income taxes of $0.9 million for the nine months ended September 30, 2015 compared to income of $2.2 million for the nine months ended September 30, 2014. This decrease was primarily due to an increase in medical expenses caused by increased inpatient utilization and operating expenses, partially offset by an increase in net premiums due to higher state reimbursement rates.

        Net premiums.    Net premiums increased by $11.2 million, or 9%, compared to the nine months ended September 30, 2014 primarily as a result of an increase in state reimbursement rates, higher member months and a change in mix of business. Net premium includes state reimbursement for premium tax and the ACA fee. The state reimbursement for the ACA fee increased significantly in 2015, consistent with the increase in ACA fee expense discussed below.

        Medical expenses.    Medical expenses increased by $10.3 million, or 9% compared to the nine months ended September 30, 2014. The increase was driven by higher claims costs, caused primarily by inpatient utilization, and unfavorable development as well as higher membership, resulting in a medical benefit ratio of 90.1% for the nine months ended September 30, 2015 compared with 89.9% for the nine months ended September 30, 2014.

        ACA fee.    The ACA fee for the nine months ended September 30, 2015 increased by $2.4 million. The ACA fee is based on prior year premium. The 2014 ACA fee was based on Total Care's 2013 premium since December 1, 2013, the date of acquisition, while the 2015 ACA fee is based on Total Care's premium for the year ended December 31, 2014.

        Commissions and general expenses.    Commissions and general expenses increased $1.6 million compared to the nine months ended September 30, 2014, primarily due to increased personnel and technology costs. Our administrative expense ratio was 8.4% and 7.9% for the nine months ended September 30, 2015 and 2014, respectively.

Segment Results—Traditional Insurance

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
	(in thousands)
Net premiums	$40,620	$45,646	$125,760	$142,459
Net investment and other income	4,381	4,398	14,611	13,455

Total revenue	45,001	50,044	140,371	155,914

Policyholder benefits	32,714	34,494	99,369	108,663
Change in deferred policy acquisition costs	2,621	4,889	8,489	9,419
Commissions and general expenses, net of allowances	7,851	10,714	25,065	34,565

Total benefits, claims and other deductions	43,186	50,097	132,923	152,647

Segment income (loss) before income taxes	$1,815	$(53)	$7,448	$3,267

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

        On October 8, 2015, we entered into a definitive agreement to sell our Traditional Insurance business to Nassau Reinsurance Group Holdings, L.P. For further discussion of this transaction, see Note 12—Subsequent Events in the Notes to Consolidated Financial Statements.

  Three months ended September 30, 2015 and 2014

        Our Traditional Insurance segment generated income before taxes of $1.8 million for the quarter ended September 30, 2015, an increase of $1.9 million compared to the same period in 2014. The increase in earnings is primarily driven by the reduction of operating expenses.

        Net premiums.    Net premiums declined by $5.0 million, or 11%. This is the result of the continued effect of lapsation across all lines of business. The following tables detail premium for the segment by major lines of business:

	Three months ended September 30,
	2015			2014
	Gross	Ceded	Net	Gross	Ceded	Net
	(in thousands)
Senior market	$35,836	$(7,283)	$28,553	$41,737	$(8,832)	$32,905
Specialty health	10,705	(1,486)	9,219	11,154	(1,593)	9,561
Life insurance and annuity	10,051	(7,203)	2,848	10,691	(7,511)	3,180

Total premium	$56,592	$(15,972)	$40,620	$63,582	$(17,936)	$45,646

        Policyholder benefits.    Policyholder benefits declined by $1.8 million, or 5%, compared to 2014. This decline was principally due to the overall decline in insurance in-force, partially offset by unfavorable experience on specialty health. For 2015, the policyholder benefit ratio for specialty health was 128.4%, compared with 112.7% in 2014.

        Change in deferred policy acquisition costs.    The change in deferred policy acquisition costs decreased by $2.3 million from 2014 driven by lower amortization on a declining block of business.

        Commissions and general expenses, net of allowances.    Commissions and general expenses, net of allowances, decreased by $2.9 million from 2014. This decrease is primarily attributed to lower commissions on less insurance in-force as well as lower costs required to run a smaller book of business in-force. In addition, 2014 included consulting costs related to the transition to outsourcing certain functions.

  Nine months ended September 30, 2015 and 2014

        Our Traditional Insurance segment generated income before taxes of $7.4 million for the nine months ended September 30, 2015, an increase of $4.2 million compared to the same period in 2014. The increase in earnings is primarily driven by the reduction of operating expenses.

        Net premiums.    Net premiums declined by $16.7 million, or 12%. This is the result of the continued effect of lapsation across all lines of business. The following tables detail premium for the segment by major lines of business:

	Nine months ended September 30,
	2015			2014
	Gross	Ceded	Net	Gross	Ceded	Net
	(in thousands)
Senior market	$112,533	$(23,450)	$89,083	$130,731	$(27,801)	$102,930
Specialty health	32,389	(4,594)	27,795	34,535	(4,797)	29,738
Life insurance and annuity	30,423	(21,541)	8,882	33,458	(23,667)	9,791

Total premium	$175,345	$(49,585)	$125,760	$198,724	$(56,265)	$142,459

        Policyholder benefits.    Policyholder benefits declined by $9.3 million, or 9%, compared to the nine months ended September 30, 2014. This decline was principally due to the overall decline in insurance in-force, partially offset by unfavorable experience on specialty health. For the nine months ended September 30, 2015, the policyholder benefit ratio for specialty health was 111.2%, compared with 104.7% for the same period in 2014.

        Change in deferred policy acquisition costs.    The change in deferred policy acquisition costs decreased by $0.9 million from 2014 driven by lower amortization on a declining block of business.

        Commissions and general expenses, net of allowances.    Commissions and general expenses, net of allowances, decreased by $9.5 million from the nine months ended September 30, 2014. This decrease is primarily attributed to lower commissions on less insurance in-force as well as lower costs required to run a smaller book of business in-force. In addition, the nine months ended September 30, 2014 included consulting costs related to the transition to outsourcing certain functions.

Segment Results—Corporate & Other

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
	(in thousands)
Net premiums	$(133)	$359	$316	$960
Net investment income	1,974	3,729	2,967	4,246
Fee and other income	1,565	599	3,612	1,655

Total revenue	3,406	4,687	6,895	6,861

Claims and other benefits	—	412	(133)	1,023
Interest expense	1,260	1,757	4,277	5,249
Commissions and general expenses	9,509	8,894	32,089	34,273

Total benefits, claims and other deductions	10,769	11,063	36,233	40,545

Segment loss before income taxes	$(7,363)	$(6,376)	$(29,338)	$(33,684)

        Corporate & Other reflects the activities of our holding company, our participation in the New York Health Benefits Exchange, known as the "Exchange," and other ancillary operations. Effective January 1, 2015, we are no longer participating in the Exchange.

  Three months ended September 30, 2015 and 2014

        Our Corporate & Other segment reported a loss of $7.4 million for the three months ended September 30, 2015 compared to a loss of $6.4 million in the same period in 2014. This was primarily due to decreased net investment income and reduced recoveries on previously written off agent balances, partially offset by corporate expense reduction initiatives and the discontinuation of our Exchange business.

        Net premiums.    Net premiums decreased by $0.5 million for the quarter ended September 30, 2015 compared to the same period in 2014 as a result of the Company no longer participating in the Exchange. In the third quarter of 2015 we recorded a risk corridor adjustment related to the run off of the Exchange business.

        Net investment income.    Net investment income decreased by $1.8 million for the three months ended September 30, 2015 compared to the same period in 2014. In 2014, we received a distribution on a cost-method minority investment of $2.7 million compared to $1.9 million in 2015. In addition, in 2014, the segment received investment income on a loan to our APS Healthcare subsidiary which is reported in discontinued operations.

        Fee and other income.    Fee and other income increased by $1.0 million for the quarter ended September 30, 2015 compared to same period in 2014 primarily due to revenues from transition services agreements entered into in connection with the sale of our APS Healthcare businesses. These additional revenues are largely offset by expenses included in commissions and general expenses.

        Claims and other benefits.    Claims and other benefits decreased by $0.4 million for the quarter ended September 30, 2015 compared to the same period in 2014 as a result of the Company no longer participating in the Exchange.

        Interest expense.    Interest expense decreased by $0.5 million for the three months ended September 30, 2015 compared to the same period in 2014 due to the term loan prepayment made on March 31, 2015.

        Commissions and general expenses.    Commissions and general expenses increased by $0.6 million for the quarter ended September 30, 2015 compared to the same period in 2014. The increase was primarily due to costs associated with the transition services agreements for APS Healthcare and decreased recoveries of agent receivables that were previously written off, totaling $4.9 million partially offset by reductions in general corporate expenses primarily related to our expense reduction initiatives which totaled $4.3 million.

  Nine months ended September 30, 2015 and 2014

        Our Corporate & Other segment reported a loss of $29.3 million for the nine months ended September 30, 2015 compared to a loss of $33.7 million in the same period in 2014. This was primarily due to corporate expense reduction initiatives, lower legal costs related to our non-core business, the discontinuation of our Exchange business and lower debt service costs.

        Net premiums.    Net premiums decreased by $0.6 million for the nine months ended September 30, 2015 compared to the same period in 2014 as a result of the Company no longer participating in the Exchange. Additionally, in 2015 we received a larger than anticipated risk score adjustment, net of risk corridor related to the Exchange business.

        Net investment income.    Net investment income decreased by $1.3 million for the nine months ended September 30, 2015 compared to same period in 2014. In 2014, we received a distribution on a cost-method minority investment of $2.7 million compared to $1.9 million in 2015.

        Fee and other income.    Fee and other income increased by $2.0 million for the nine months ended September 30, 2015 compared to same period in 2014 primarily due to revenues from transition services agreements entered into in connection with the sale of our APS Healthcare businesses. These additional revenues are largely offset by expenses included in commissions and general expenses.

        Claims and other benefits.    Claims and other benefits decreased by $1.2 million for the nine months ended September 30, 2015 compared to the same period in 2014, primarily due to the Company no longer participating in the Exchange. Additionally, in 2015, we received larger than anticipated recoveries for the Exchange as a result in changes to the Federal transitional reinsurance program.

        Interest expense.    Interest expense decreased by $1.0 million for the nine months ended September 30, 2015 compared to the same period in 2014 due to the term loan prepayment made on March 31, 2015.

        Commissions and general expenses.    Commissions and general expenses decreased by $2.2 million for the nine months ended September 30, 2015 compared to the same period in 2014. This decrease was driven by reductions in general corporate expenses related to our expense reduction initiatives and lower legal costs related to our non-core business which totaled $13.0 million. These reductions were partially offset by costs associated with the transition services agreements, accelerated vesting of stock compensation expense for terminated employees and accelerated amortization of debt issuance costs in connection with our loan prepayment and amendment to our revolving credit facility totaling $10.8 million.

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

        The parent company's ongoing sources and uses of liquidity are derived primarily from the following:

  •
  dividends from and capital contributions to our Insurance and HMO subsidiaries—During the first quarter of 2015, our Insurance subsidiary, Pyramid Life, declared a $75 million extraordinary dividend which was subsequently paid to the holding company in April 2015. On May 31, 2015 we merged our Insurance subsidiary Marquette National Life into Constitution Life. In connection with that merger, Marquette paid a $5.6 million liquidating distribution to its holding company. In June 2015, our HMO subsidiary, SelectCare of Texas, declared a $9.0 million ordinary dividend, which was subsequently paid to the holding company in July 2015. In September 2015, our Insurance subsidiary, Constitution Life Insurance Company declared an $11.0 million ordinary dividend, which was subsequently paid to the holding company in October 2015. See below for further discussion of 2015 activity.

  •
  loans from and interest payments to our Insurance subsidiaries to support investments in our ACO business—During 2013, our Insurance subsidiaries loaned $22 million to our parent company. During the nine months ended September 30, 2015, the parent company paid interest totaling $ $0.4 million to our Insurance subsidiaries on such loans. The Company repaid $9 million of this loan to its Insurance subsidiary, Pyramid Life, in April 2015.

  •
  the cash flows of our other subsidiaries, including our Medicare Advantage management service organization—Net cash flows available to our parent company amounted to approximately $18.8 million during the nine months ended September 30, 2015.

  •
  the cash flows of our ACO business and other growth initiatives—For the nine months ended September 30, 2015, we funded expenses of approximately $30.3 million, pre-tax, related to our ACO business. In the second quarter of 2015, we accrued our share of program year 2014 shared saving revenues of $20.9 million, which was received in October 2015.

  •
  payment of dividends to holders of our mandatorily redeemable preferred shares—Dividends to holders of our mandatorily redeemable preferred shares amount to $3.4 million per year and we have paid $2.6 million during the nine months ended September 30, 2015. The $40 million face value of those shares cannot be redeemed prior to 2017, unless there is a change in control of the Company.

  •
  payment of debt principal, interest and fees required under our 2012 Credit Facility—On October 14, 2015, we prepaid the balance of our term loan and terminated our 2012 Credit Facility—see below for discussion of 2015 activity.

  •
  working capital loans to our Medicaid health plan—Periodically, our parent company lends cash to our Medicaid subsidiary, Today's Options of New York, Inc., known as TONY, to bridge the timing difference between claims payments and premium receipts from New York State Department of Health. These loans are immediately repaid upon receipt of premiums. As of September 30, 2015, TONY had no outstanding loan balance due to the parent company.

  •
  payment of certain corporate overhead costs and public company expenses, net of revenues, which amounted to $10.1 million for the nine months ended September 30, 2015.

        In addition, the parent company from time-to-time engages in corporate finance activities that generate the following sources and uses of liquidity:

  •
  payment of dividends to shareholders—We do not currently pay a regular dividend to our shareholders, however, on October 8, 2015, we announced a special dividend of $0.75 per share, which was paid on October 26, 2015. Payment of any future dividends would be dependent upon an evaluation of excess capital, as discussed below.

  •
  repurchase of our common stock under our stock repurchase plan—On May 13, 2014 we repurchased and retired six million shares of our common stock directly from funds associated with Capital Z Partners Management, LLC at a price of $6.03 per share for total consideration of $36.2 million. We used cash on hand to fund the repurchase of these shares.

  •
  proceeds from the sale of subsidiaries—During the first quarter of 2015, we completed the sale of our APS Healthcare Puerto Rico subsidiaries for $26.5 million in cash. During the second quarter of 2015, we completed the sale of our domestic APS subsidiaries for $5 million in cash. See 11—Discontinued Operations in the Notes to Consolidated Financial Statements.

  •
  proceeds from the sale of and distributions received on investments—In August 2015, we sold our interest in our cost-basis investment in naviHealth for $35.6 million and received cash proceeds of $33.1 million, with the balance of $2.5 million held in escrow and booked a pre-tax realized gain of $29.6 million. In addition, in July 2015, we received a $1.9 million cash distribution on another cost-method investment.

  •
  As of September 30, 2015, we had approximately $163 million of cash and investments in our parent company and unregulated subsidiaries, prior to the October 2015 term loan prepayment and special dividend discussed above.

        We continually evaluate the potential use of any excess capital, which may include the following:

  •
  reinvestment in existing businesses;

  •
  acquisitions, investments or other strategic transactions;

  •
  return to shareholders through share repurchase, dividend or other means;

  •
  paydown of debt (as applicable); or

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

        At September 30, 2015, we held cash and invested assets of approximately $750 million at our insurance and HMO subsidiaries that could readily be converted to cash. We believe that this level of liquidity is sufficient to meet our obligations and pay expenses.

        During the first quarter of 2015, our Insurance subsidiary, Pyramid Life, declared a $75 million extraordinary dividend which was subsequently paid to its respective holding company in April 2015. On May 31, 2015, we merged our Insurance subsidiary Marquette National Life into Constitution Life. In connection with that merger, Marquette paid a $5.6 million liquidating distribution to its holding company. In June 2015, our HMO subsidiary, SelectCare of Texas, declared a $9.0 million ordinary dividend, which was subsequently paid to the holding company in July 2015. In September 2015, our Insurance subsidiary, Constitution Life Insurance Company declared an $11.0 million ordinary dividend, which was subsequently paid to the holding company in October 2015. No other dividends were declared or paid by our other Insurance and HMO subsidiaries in the first nine months of 2015. Based on current estimates, we expect the aggregate additional amount of dividends that may be paid to our parent company in 2015 without prior approval by state regulatory authorities is approximately $0.3 million. In the first quarter of 2015, we funded a total of $17.1 million in capital contributions to one of our Insurance subsidiaries and $0.3 million to our Medicaid health plan.

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

        Total Care.    We require cash at Total Care to pay claims and other benefits for our members, to pay operating expenses, to maintain adequate capital levels. The primary sources of liquidity are premiums received from the New York Department of Health. Total Care is required to maintain a contingent reserve equal to 7.25% of premium. During the nine months ended September 30, 2015, we made a capital contribution of $0.3 million. We may be required to make additional capital contributions in the future to meet contingent reserve requirements.

        Investments.    We invest primarily in fixed maturity securities of the U.S. Government and its agencies, U.S. state and local governments, mortgage-backed securities and corporate fixed maturity securities with investment grade ratings of BBB– or higher by S&P or Baa3 or higher by Moody's Investor Service. As of September 30, 2015, approximately 99% of our fixed income investment portfolio had investment grade ratings from S&P or Moody's.

        At September 30, 2015, cash and cash equivalents represent approximately 24% of our total cash and invested assets. Approximately 20% of cash and invested assets were held in securities backed by the U.S. government or its agencies and the average credit quality of our total investment portfolio was AA–.

        The average book yield of our investment portfolio was 2.6% at September 30, 2015 and 3.0% at December 31, 2014. The decrease in our average book yield is principally driven by the higher percentage of our assets being held in lower yielding cash and cash equivalents as of September 30, 2015 versus December 31, 2014.

        2012 Credit Facility.    On September 30, 2015, the Company executed an amendment to the 2012 Credit Facility, which reduced the commitment on the revolving credit facility from $50 million to $25 million, waived certain financial covenants for the period ended September 30, 2015 and allowed us to make restricted payments, under certain conditions. As of September 30, 2015, we were in compliance with our financial covenants under the 2012 Credit Facility.

        On October 14, 2015, we repaid the outstanding balance on our term loan of $44.9 million and terminated our credit facility, including the unused revolver.

  Critical Accounting Policies

        There have been no changes to our critical accounting policies during the current quarter ended September 30, 2015. For a description of our significant accounting policies, see Note 3—Summary of Significant Accounting Policies included in our Annual Report on Form 10-K/A for the year ended December 31, 2014.

Policy and Contract Claims—Accident and Health Policies

        The following table presents the components of the change in our liability for policy and contract claims—health:

Nine months ended September 30,
2015
(in thousands)
Balance at beginning of period	$136,430
Less reinsurance recoverable	(6,503)

Net balance at beginning of period	129,927

Incurred related to:
Current year	1,029,016
Prior year development	(395)

Total incurred	1,028,621

Paid related to:
Current year	903,253
Prior year	136,308

Total paid	1,039,561

Net balance at end of period	118,987
Plus reinsurance recoverable	5,427

Balance at end of period	$124,414

        The liability for policy and contract claims—health at September 30, 2015 decreased by $12.0 million during the nine months ended September 30, 2015. The decrease in the liability was primarily attributable to lower claims reserves relating to our Medicare Advantage business, primarily due to decreased membership.

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

        During the nine months ended September 30, 2015, claim reserves settled, or are currently expected to be settled, for $0.4 million less than estimated at December 31, 2014. Prior period development represents less than 0.1% of the incurred claims recorded in 2014.

Sensitivity Analysis

        The following table illustrates the sensitivity of our accident and health IBNR payable at September 30, 2015 to identified reasonably possible changes to the estimated weighted average completion factors and health care cost trend rates. However, it is possible that the actual completion factors and health care cost trend rates will develop differently from our historical patterns and therefore could be outside of the ranges illustrated below.

Completion Factor(1):		Claims Trend Factor(2):
(Decrease) Increase in Factor	Increase (Decrease) in Net Health IBNR	(Decrease) Increase in Factor	(Decrease) Increase in Net Health IBNR
($ in thousands)
–3%	$322	–3%	$(5,655)
–2%	214	–2%	(3,771)
–1%	107	–1%	(1,886)
1%	(107)	1%	1,887
2%	(214)	2%	3,774
3%	(321)	3%	5,663

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

        The sensitivity analysis of interest rate risk assumes an instantaneous shift in a parallel fashion across the yield curve, with scenarios of interest rates increasing and decreasing 100 and 200 basis points from their levels as of September 30, 2015, and with all other variables held constant. The following table summarizes the impact of the assumed changes in market interest rates at September 30, 2015. Due to the current low interest rate environment, when estimating the effect of market interest rate decreases on fair value we have set an interest rate floor of 0% and have not allowed interest rates to go negative.

September 30, 2015	Effect of Change in Market Interest Rates on Fair Value of Fixed Income Portfolio as of September 30, 2015
Fair Value of Fixed Income Portfolio	200 Basis Point Decrease	100 Basis Point Decrease	100 Basis Point Increase	200 Basis Point Increase
(in millions)
$674.0	$34.7	$22.3	$(24.7)	$(49.2)

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

        The sensitivity analysis of interest rate risk assumes scenarios involving increases or decreases in LIBOR of 100 and 200 basis points from their levels as of and for the nine months ended September 30, 2015, and with all other variables held constant. The following table summarizes the impact of changes in LIBOR. Due to the current low interest rate environment, when estimating the effect of LIBOR decreases on pre-tax income, we have set an interest rate floor of 0% and have not allowed LIBOR to go negative.

			Effect of Change in LIBOR on Pre-tax Income for the nine months ended September 30, 2015
	Weighted Average Interest Rate	Weighted Average Balance Outstanding
Description of Floating Rate Debt			200 Basis Point Decrease(1)	100 Basis Point Decrease(1)	100 Basis Point Increase	200 Basis Point Increase
		(in millions)
Loan payable	2.68%	$64.0	$0.1	$0.1	$(0.5)	$(1.0)

(1)
The LIBOR rate from January to September on our Loan payable was approximately 22 basis points and, for the purposes of this illustration, decreases in monthly rates over this period have been limited to this rate.

        The magnitude of changes reflected in the above analysis regarding interest rates should not be construed as a prediction of future economic events, but rather as an illustration of the potential impact of such events on our financial results.

        Effective October 14, 2015, this floating rate debt has been paid in full. For further information on the debt paydown, see Note 12—Subsequent Events in the Notes to Consolidated Financial Statements.

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

  Evaluation of Effectiveness of Controls

        We carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2015. Based on this evaluation, our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer concluded that our disclosure controls and procedures were effective as of September 30, 2015, at a reasonable assurance level, to timely alert management to material information required to be included in our periodic filings with the Securities and Exchange Commission.

  Changes in Internal Control over Financial Reporting

        There were no changes in our internal controls over financial reporting during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II

ITEM 1—LEGAL PROCEEDINGS

        For information relating to litigation affecting us, see Note 8—Commitments and Contingencies in Part I—Item 1 of this report, which is incorporated into this Part II—Item 1—Legal Proceedings by reference.

ITEM 1A—RISK FACTORS

        Except as set forth below, there have been no material changes to the risk factors included in our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2014, filed with the SEC on March 31, 2015, as modified by the changes to those risk factors included in other reports we filed with the SEC subsequent to March 31, 2015:

The sale of our Traditional Insurance is subject to many conditions, including regulatory approvals, and if these conditions are not satisfied or waived, the transaction will not be completed.

        On October 8 2015, we entered into a definitive agreement to sell our Traditional Insurance business to Nassau Reinsurance Group Holdings, L.P. The purchase price is approximately $43 million, subject to adjustments based on actual capital and surplus of Constitution Life Insurance Company and The Pyramid Life Insurance Company at closing, compared to the target statutory capital and surplus of $68.5 million. The transaction is estimated to generate an after-tax GAAP loss of approximately $150 million, including the write-off of approximately $53 million in intangible assets. Statutory capital and surplus at Constitution and Pyramid at September 30, 2015 is estimated to be approximately $58 million. However, actual statutory capital and surplus will change between now and closing as a result of the experience of the business and the effect of our reserve sufficiency testing that is performed in the fourth quarter, and such change could result in materially lower or higher actual statutory capital and surplus and impact the ultimate GAAP loss recognized for the sale.

        Our Traditional Insurance business includes Medicare Supplement, Long Term Care, Disability, Life, and other ancillary insurance products, all of which have been in run-off since 2012. The closing of the transaction is expected in early 2016, but is subject to numerous closing conditions, including regulatory approval from the Texas, Kansas and New York insurance departments. If the sale of our Traditional Insurance business is not consummated, the price of our Common Stock may decline to the extent that the market price of our Common Stock reflects positive market assumptions that the transaction will be completed.

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

UNIVERSAL AMERICAN CORP.
November 3, 2015	/s/ RICHARD A. BARASCH Richard A. Barasch Chief Executive Officer
November 3, 2015	/s/ ADAM C. THACKERY Adam C. Thackery Chief Financial Officer
November 3, 2015	/s/ DAVID R. MONROE David R. Monroe Chief Accounting Officer