Form 10-K
period 2015-12-31
UNIVERSAL AMERICAN CORP.
filed 2016-03-10
CIK 1514128

Use these links to rapidly review the document

PART IV
UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         The aggregate market value of the registrant's voting and non-voting common stock held by non-affiliates of the registrant on June 30, 2015, the last business day of the registrant's most recently completed second fiscal quarter, was approximately $460 million (based on the closing sales price of the registrant's common stock on that date). As of March 8, 2016, 81,935,754 shares of the registrant's voting common stock and 3,300,000 shares of the registrant's non-voting common stock were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

         The information contained in Part III, Items 10-14 of this Annual Report on Form 10-K will be included in the Company's definitive Proxy Statement for the 2016 Annual Meeting of Stockholders to be filed with the U.S. Securities and Exchange Commission.

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

PART I

BUSINESS

        Universal American, through our family of healthcare companies, provides health benefits to people covered by Medicare and Medicaid. Our core strength is our ability to partner with primary care physicians to improve health outcomes while reducing cost in the Medicare population. We currently are focused on three main businesses:

  •
  Medicare Advantage:  We currently serve the growing Medicare population by providing Medicare Advantage products to approximately 114,000 members. Approximately 32% of the Medicare population in the United States is currently enrolled in Medicare Advantage plans; a type of Medicare health plan offered by private companies that contract with the federal government to provide enrollees with health insurance. Our current focus is to grow our Medicare Advantage business in Texas (especially Houston/Beaumont), upstate New York (especially the Syracuse area) and Maine, regions in which we have meaningful market positions.

  •
  Medicare Accountable Care Organizations:  We believe there is a significant opportunity to address the high cost and lack of coordination of health care for the majority of the Medicare fee-for-service population and have joined with provider groups to operate Accountable Care Organizations, or ACOs, that participate in the Medicare Shared Saving Program, known as the MSSP. We currently operate twenty-one MSSP ACOs and one Next Generation ACO, including approximately 3,200 participating providers with approximately 236,000 assigned Medicare fee-for-service beneficiaries. In 2015, our Houston-based ACO was selected by CMS to participate in the Next Generation ACO model effective January 1, 2016.

  •
  Medicaid:  We also own and operate the Total Care Medicaid health plan, currently serving approximately 39,000 members in upstate New York.

Healthy Collaboration® Strategy

        We have developed a successful primary care physician alignment strategy that we have branded as The Healthy Collaboration®. We work in collaboration with healthcare providers, especially primary care physicians, to help them assume and manage risk, in order to achieve measurably better quality and lower cost. Primary care is among the least expensive part of the overall care continuum. We believe that if given the right tools and incentives, primary care physicians can have significant leverage in improving the cost and quality of health care. Below are the key elements of the strategy:

  •
  We align incentives through gain sharing arrangements so that providers are incented to assist members to achieve healthy outcomes;

  •
  We provide actionable data and analytics to providers and employ enabling technology to ensure that the right care is delivered at the right time in the right setting; and

  •
  We engage the people we serve to help them make informed choices about their healthcare.

Our Operating Segments

        We manage and report our business as follows:

  •
  Medicare Advantage segment includes our Medicare Advantage businesses, which consists of 114,000 members.

  •
  Management Services Organization, or MSO, segment supports our physician partnerships in the development of value-based healthcare models, such as ACOs, with a variety of capabilities and resources including technology, analytics, clinical care coordination, regulatory compliance and program administration. This includes approximately 17,000 Medicare beneficiaries in our new

    Next Generation ACO in Houston, Texas and 219,000 beneficiaries in twenty-one ACOs that participate in the Medicare Shared Savings Program.

  •
  Medicaid segment reflects the operations of our Medicaid business in upstate New York, which consists of approximately 39,000 members in the Total Care Medicaid plan centered in the Syracuse, New York area.

  •
  Corporate & Other segment reflects the activities of our holding company.

  •
  Discontinued Operations. In the first half of 2015, we completed the sale of our APS Healthcare businesses which provided services to Medicaid agencies. In addition, in October 2015, we entered into a definitive agreement to sell our Traditional Insurance business. The Traditional Insurance business includes our closed block of insurance products not offered through government programs, which includes Medicare supplement, long-term care, other senior health insurance, specialty health insurance and life insurance. This business is currently in run-off as we discontinued marketing and selling Traditional insurance products after June 1, 2012. In 2014, the Traditional business was a separate segment and the APS Healthcare business was reported in the Corporate and Other segment. These dispositions represent our strategic shift to focus on our core businesses.

  Medicare Advantage

        We believe that attractive growth opportunities exist in providing health insurance to the growing senior market. At present, approximately 57 million Americans are eligible for Medicare, the Federal program that offers basic hospital and medical insurance to people over 65 years old and some disabled people under the age of 65. According to the Pew Research Center, more than 3.5 million Americans turn 65 in the United States each year, and this number is expected to grow as the so-called baby boomers continue to turn 65 and continue for nearly 20 years. In addition, many large employers that traditionally provided medical and prescription drug coverage to their retirees have begun to curtail these benefits. Medicare Advantage continues to grow its share of the overall Medicare market and we believe is likely to continue to gain positive acceptance with consumers.

        Over the past several years, we made a strategic decision to offer Medicare Advantage plans only in markets where we believe we can positively impact the cost and quality of healthcare through collaboration with providers. Accordingly, we now offer plans in only three states (Texas, New York and Maine). In the Houston/Beaumont region, we currently maintain the leading market position with strong brand awareness and committed and aligned physician groups with whom we share risk. In upstate New York, we are in the process of converting this historically fee-for-service market into a more value-based system by introducing pay for performance to the primary care physicians in the region.

        The chart below details our current Medicare Advantage membership:

	January 31, 2016	December 31, 2015
	(in thousands)
Houston/Beaumont	65.7	63.0
Dallas	3.1	3.6
SETX dSNP	0.1	—

Texas	68.9	66.6
Upstate New York/Maine	45.1	40.5

Medicare Advantage	114.0	107.1

        Approximately 97% of our 2016 membership is in plans that received a 4-Star Medicare quality rating. Plans that achieve a 4-Star rating or better are entitled to additional bonus payments and higher rebate percentages from CMS which enables the plans to enhance their product offering to members and prospective members through reduced premiums, reduced member cost sharing amounts, and/or additional benefits. A summary of these ratings is presented below:

Contract	Plan Name	Location	Members (000's)	2016 Star Rating
H4506	Texan Plus HMO	Southeast Texas—Houston/Beaumont	65.7	4.0
H2816	Today's Options Network PFFS	Northeast—New York & Maine	32.4	4.0
H2775	Today's Options PPO	Northeast—New York & Maine	12.7	4.0
H0174	Texan Plus D-SNP	Southeast Texas	0.1	4.0
H5656	Texan Plus HMO	North Texas—Dallas	3.1	3.0

			114.0

        Medicare Advantage—Texas:    Universal American's largest Medicare Advantage market is Texas, primarily the Houston/Beaumont region and North Texas. We market our products using the TexanPlus® brand. The products provided in our Texas markets include only HMO plans, although we introduced a special needs plan for dual eligibles (dSNP) in 2016 which currently has nominal membership. Enrollment in this market is generally supported by career agents.

  •
  Our HMO plans are offered under contracts with CMS and provide all basic Medicare covered benefits with reduced member cost-sharing as well as additional supplemental benefits, including a defined prescription drug benefit. We built this coordinated care product around contracted networks of providers who, in cooperation with the health plan, coordinate an active care management program. In addition to a monthly payment per member from CMS, the plan may collect a monthly premium from its members enrolled in specified products.

  •
  In connection with the HMOs, we operate separate Medicare Advantage Management Service Organizations that manage that business and affiliated Independent Physician Associations or IPAs through gain sharing arrangements. We participate in the net results derived from these affiliated IPAs.

        Medicare Advantage—Northeast:    Universal American's second largest market is upstate New York, primarily the ten counties that are considered part of the Syracuse market. Universal American markets its Medicare Advantage products using the Todays Options® brand. Enrollment in this market is generally supported by independent agents.

        The products provided in our Northeast market include PPO, Network PFFS, and our new HMO plan that was introduced in 2016. The HMO plan in upstate New York currently has nominal membership.

  •
  Our HMO and PPO plans are provided under the brand Today's Options® HMO and Today's Options® PPO, respectively. They are offered under contracts with CMS and provide all basic Medicare covered benefits with reduced member cost-sharing as well as additional supplemental benefits, including a defined prescription drug benefit. This coordinated care product is built around contracted networks of providers who, in cooperation with the health plan, coordinate an active care management program. In addition to a monthly payment per member from CMS, the plan may collect a monthly premium from its members enrolled in specified products.

  •
  Our Network PFFS plans, which are provided under the brand Today's Options® are offered under contracts with CMS and provide enhanced health care benefits compared to traditional Medicare, subject to cost sharing and other limitations. Even though these plans allow the members more flexibility in the delivery of their health care services than other Medicare Advantage plans, we actively coordinate care for these members in a similar manner to our PPO and HMO plans. Some of these products include a defined prescription drug benefit. In addition to a fixed monthly payment per member from CMS, individuals in these plans may be required to pay a monthly premium in selected counties or for selected enhanced products.

  MSSP—Accountable Care Organizations

        The Patient Protection and Affordable Care Act and The Healthcare and Education Reconciliation Act of 2010, which we collectively refer to as the ACA established Medicare Shared Savings ACOs as a tool to improve quality and lower costs through increased care coordination in the Medicare fee-for-service, or FFS, program, which covers the majority of the Medicare-eligible population. The MSSP covers nearly eight million FFS beneficiaries comprising approximately 430 ACOs. CMS established the MSSP to facilitate coordination and cooperation among providers to improve the quality of care for FFS beneficiaries and reduce unnecessary costs. The MSSP is designed to improve beneficiary outcomes and increase value of care by:

  •
  promoting accountability for the care of Medicare FFS beneficiaries;

  •
  fostering better coordination of care for items and services provided under Medicare FFS; and

  •
  encouraging investment in infrastructure and redesigned care processes.

The MSSP will reward ACOs that lower their health care costs while surpassing a minimum savings rate and meeting quality of care performance standards. Cost savings below the benchmark provided by CMS will be shared at least 50% with the ACOs. The minimum savings rate set by CMS varies depending on the number of beneficiaries assigned to the ACO, starting at 3.9% for ACOs with assigned beneficiaries totaling 5,000 and grading to 2.0% for ACOs with assigned beneficiaries totaling 60,000 or more.

        Universal American currently sponsors 21 MSSP ACOs in ten States and one Next Generation ACO operating in Houston, Texas, which include 3,200 participating providers and approximately 236,000 Medicare FFS beneficiaries covering more than $2.5 billion of medical spend. Certain of our ACOs overlap a portion of our Medicare Advantage footprint (Houston, Dallas and New York) and Medicaid footprint (Syracuse) which capitalizes on our existing relationship with providers. The other ACOs have no overlap with existing operations, offering an opportunity for expansion into other products and services. For example, in 2016, we launched a Medicare Advantage PPO plan in Westchester County, NY in collaboration with CareMount Medical, formerly known as Mt. Kisco Medical Group, one of our existing ACO partners. In addition, in 2016, we also launched a new Medicare Advantage HMO plan in the Syracuse NY area in collaboration with the largest primary care group in the region, one our ACO partners.

        In June 2015, the MSSP rules were revised in several important ways that we believe demonstrates an ongoing commitment by CMS to maintain participation in the MSSP. For example, Medicare ACOs now have more options under the MSSP, such as:

  •
  MSSP Track 1:  One-sided risk (upside only); up to 50% shared savings; retrospective attribution

  •
  MSSP Track 2:  Two-sided risk; up to 60% shared savings; retrospective attribution

  •
  MSSP Track 3:  Two-sided risk; up to 75% shared savings; prospective attribution

        Additionally, the CMS Center for Medicare and Medicaid Innovation, or CMMI, launched the Next Generation ACO Model, a new value-based payment model that encourages providers to assume greater risk and reward in coordinating the healthcare of Medicare fee-for-service beneficiaries. The Next Generation ACO model provides ACOs with additional tools not found in the MSSP but used in the Medicare Advantage program to improve quality and lower cost, including preferred networks, negotiated discounts and beneficiary incentives. The Next Generation ACO model offers two risk arrangements with prospectively assigned beneficiaries under which a Next Generation ACO can share up to 80% or 100% of savings (losses) generated in each performance year depending on the financial arrangement selected by the ACO. Our Houston-based ACO was selected by CMS to participate in the Next Generation ACO model effective January 1, 2016.

        In 2016, six of our MSSP ACOs elected Track 2 with the balance of MSSP ACOs remaining on Track 1.

        We provide our ACOs with care coordination, analytics and reporting, technology and other administrative capabilities to enable participating providers to deliver better care and lower healthcare costs for their Medicare FFS beneficiaries. We employ local market staff (operations and clinical) to drive physician and their staff engagement and care coordination improvements. Over the past few years, we have reduced the number of our active ACOs based on a variety of factors, including the level of engagement by the physicians in the ACO and the likelihood of the ACO achieving shared savings. We may make further reductions in the future. For additional information regarding the MSSP, see Regulation—Accountable Care Organizations.

  Medicaid Program

        Established in 1965, Medicaid is the largest publicly funded program in the United States, and provides health insurance to low-income families and individuals with disabilities. Authorized by Title XIX of the Social Security Act, Medicaid is an entitlement program funded jointly by the federal and state governments and administered by the states. The majority of funding is provided at the federal level. Each state establishes its own eligibility standards, benefit packages, payment rates and program administration within federal standards. Eligibility is based on a combination of household income and assets, often determined by an income level relative to the federal poverty level. Historically, children have represented the largest eligibility group. Due to the Medicaid expansion provisions under the Affordable Care Act, CMS projects that Medicaid expenditures will increase from approximately $544 billion in 2015 to approximately $890 billion by 2024.

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

        Total Care NY Medicaid Plan—On December 1, 2013, we acquired the Total Care Medicaid health plan. Total Care provides Medicaid managed care services to approximately 39,000 members in three counties in upstate New York that overlap with our existing Medicare Advantage footprint. Roughly 80% of its members are located in Onondaga County. In addition to the Medicaid program, Total Care also participates in the Child Health Plus program for low-income, uninsured children.

  Traditional Insurance—Discontinued Operations

        On October 8, 2015, we entered into a definitive agreement to sell our Traditional Insurance business to Nassau Reinsurance Group Holdings, L.P. ("Nassau"). Our Traditional Insurance business includes Medicare supplement, long-term care, disability, life, and other ancillary insurance products, all of which have been in run-off since 2012. Under the terms of the agreement, Nassau will acquire Constitution Life Insurance Company and The Pyramid Life Insurance Company, and reinsure the Traditional Insurance business written by American Progressive Life & Health Insurance Company of New York through a 100% quota share coinsurance agreement. The closing of the transaction is subject to customary closing conditions, including regulatory approval from the Texas, Kansas and New York insurance departments and third party reinsurer consents. We expect the closing to occur in the first half of 2016.

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

  •
  coding intensity adjustments, with mandatory minimums, beginning in 2014; and

  •
  limitation on the federal tax deductibility of compensation earned by individuals for certain types of companies, beginning in 2013.

        For further discussion, please see "Healthcare Reform" under Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations in this report.

Competition

        The health insurance industry is highly competitive. In the Medicare Advantage business, we compete with numerous other health insurance companies and managed care organizations on a national, regional and local market basis, including United Healthcare, Humana, Cigna, Aetna and WellCare, as well as other health maintenance organizations, provider-sponsored organizations, preferred provider organizations, and other health care-related companies. Most of our competitors have larger memberships and/or greater financial resources. Consolidation within the industries in which we operate, as well as the acquisition of our competitors by larger companies (e.g., Anthem's pending acquisition of Cigna and Aetna's pending acquisition of Humana), may lead to increased competition.

        In our ACO business, we compete with hospitals, health systems, sophisticated provider groups, other payors, and management service organizations, among other groups. In our Medicaid market, our primary competitors are United Healthcare and Fidelis. Our ability to sell our products and to retain customers may be influenced by such factors as those described in the section entitled "Risk Factors" in this report.

Marketing and Distribution

        We distribute our Medicare Advantage products through multiple channels including our career agency, independent agents, as well as through telephonic and Internet enrollment. Our Total Care Medicaid product is marketed through employed facilitated enrollers, independent state navigators and state sponsored enrollment web portal. Our ACOs do not have a sales requirement as beneficiaries are attributed to an ACO based on the provider from which they receive a plurality of services.

Geographical Distribution of Business

        Through our insurance subsidiaries, we are licensed to market our Medicare and insurance products in all 50 states and the District of Columbia.

        The following table shows the geographical distribution of net premiums for our Medicare Advantage and Total Care businesses (in millions), as reported in accordance with generally accepted accounting principles, known as GAAP, for the years ended December 31, 2015 and 2014:

	2015				2014
State/Region	Medicare Advantage	Medicaid	Total	% of Premium	Medicare Advantage	Medicaid	Total	% of Premium
Texas	$844.6	$—	$844.6	58.8%	$791.1	$—	$791.1	50.3%
New York	372.7	190.2	562.9	39.2%	289.4	178.3	467.7	29.8%
Maine	25.8	—	25.8	1.8%	12.9	—	12.9	0.8%

Subtotal	1,243.1	190.2	1,433.3	99.8%	1,093.4	178.3	1,271.7	80.9%
All other	2.6	—	2.6	0.2%	300.0	—	300.0	19.1%

Total	$1,245.7	$190.2	$1,435.9	100.0%	$1,393.4	$178.3	$1,571.7	100.0%

        Provider Arrangements.    Our network providers deliver health care services to members enrolled in our Medicare Advantage coordinated care plans and Medicaid plan to which we provide services through a network of contracted providers, including physicians, behavioral health providers and other clinical providers, hospitals, a variety of outpatient facilities and the full range of ancillary provider services. The major ancillary services and facilities include:

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

Reserves

        We establish, and carry as liabilities in our financial statements prepared in accordance with GAAP and statutory accounting practices, actuarially determined reserves in accordance with applicable insurance regulations. For further discussion, see Critical Accounting Policies in our Management's Discussion and Analysis of Financial Condition and Results of Operations elsewhere in this Annual Report on Form 10-K.

        We calculate reserves together with premiums to be received on outstanding policies and contracts and interest at assumed rates on these amounts, which we believe to be sufficient to satisfy policy and contract obligations.

        Medicare Advantage and Medicaid—For Medicare Advantage and Medicaid, claims reserves are estimated using standard actuarial development methodologies. Under such methods, we take into consideration the historical lag between incurred date of claim and payment date of claim, membership changes, expected medical cost trend, changes in pending claims, amount of claims receipts, claims seasonality, changes in average risk profile, changes in laws, rules, regulations (including CMS coverage guidelines, where applicable) and benefit plan changes.

        Traditional (Discontinued Operations)—For accident and health insurance policies, we determine the reserves based on our best estimates of mortality and morbidity, persistency, expenses and investment income. GAAP reserves differ from statutory reserves due to the use of different assumptions regarding mortality and morbidity, interest rates and the introduction of lapse assumptions into the GAAP reserve calculation. Policy reserves for life insurance policies are determined using actuarial factors based on mortality tables and interest rates. Reserves for future policy benefits for accident and health insurance policies use prescribed morbidity tables based on our historical experience. Claims reserves for future payments not yet due on incurred claims, primarily relating to individual disability and long term care insurance and group long term disability insurance products use prescribed morbidity tables based on our historical experience, which is periodically reviewed and updated. Additionally, claim liabilities for Medicare supplement and other short tail accident and health insurance policies are estimated using standard actuarial development methodologies, as described above. We also maintain reserves for unearned premiums, for premium deposits, for claims that have been reported and are in the process of being paid or contested and for our estimate of claims that have been incurred but have not yet been reported.

  Reinsurance of Medicare Advantage

        We maintain excess of loss reinsurance on our Medicare Advantage products, which limits our per member risk. Our retention in 2015 is $300,000 of benefits and 10% in excess of the $300,000, except for one company, Select Care of Texas, for which our retention in 2014 is $350,000 of benefits and 10% in excess of the $350,000.

  Reinsurance of Medicaid

        We maintain stop-loss coverage provided to us by the New York State Stop-Loss Reinsurance Program which limits our loss on aggregate hospital inpatient claims received over a member's enrollment year. Our retention is $100,000 and 20% of the claim amounts in excess of the $100,000 up to $250,000. Above $250,000, 100% of expenses are covered by the reinsurance.

  Reinsurance of Traditional Insurance (Discontinued Operations)

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

Underwriting Procedures

        For our Medicare Advantage products, pursuant to applicable regulations, we are not permitted to underwrite new enrollees. However, premiums received for these members are risk adjusted based on CMS adjustment policies reflecting the health status for each member. For our Medicaid product, New York sets the premium rates that we are paid for our membership.

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

        We are subject to various governmental reviews, audits and investigations to verify our compliance with our contracts and applicable laws and regulations. For example, state departments of insurance audit our health plans and insurance companies for financial and contractual compliance. State departments of health audit our health plans for compliance with health services. The Centers for Medicare & Medicaid Services, also known as CMS, the Office of the Inspector General of Health and Human Services, the Department of Justice, the Department of Labor, the Government Accountability Office, the foregoing state equivalent agencies, state attorneys general, state departments of insurance and departments of health and Congressional committees may also conduct audits and investigations of us. In addition, we are a public company and subject to the oversight and regulation of the Securities and Exchange Commission, New York Stock Exchange and other agencies.

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

        The ACA made several changes to Medicare Advantage. Beginning in 2012, the Medicare Advantage "benchmark" rates began the transition to target Medicare fee-for-service cost benchmarks of 95%, 100%, 107.5% or 115% of the calculated Medicare fee-for-service costs. The transition period is 2, 4 or 6 years depending upon the applicable county and 2017 will be the final transition year. The counties are divided into quartiles based on each county's fee-for-service Medicare costs. We estimate that approximately 63%, 35% and 1%, respectively, of our January 1, 2016 membership resides in counties where the Medicare Advantage benchmark rate will equal 95%, 115%, and 107.5%, respectively, of the calculated Medicare fee-for-service costs.

        Implementation of quality bonus for Star ratings—Beginning in 2012, Medicare Advantage plans with an overall "Star rating" of three or more stars (out of five) based on 2011 performance were eligible for a "quality bonus" in their basic premium rates. For 2015 and beyond, plans must achieve an overall star rating of at least 4 stars to receive the quality bonus. Plans receiving Star bonus payments are required to use the additional dollars to provide "extra benefits" for the plans' enrollees, to comply with required minimum loss ratios, resulting in a competitive advantage for those plans rather than a direct financial impact. In addition, beginning in 2012, Medicare Advantage Star ratings affect the rebate percentage available for plans to provide additional member benefits (plans with quality ratings of 3.5 stars or above will have their rebate percentage increased from a base rate of 50% to 65% or 70%). In all cases, this rebate percentage is lower than the pre-ACA rebate percentage of 75%. Approximately 97% of our 2016 membership is in plans that received a 4-Star Medicare quality rating. The Company earned a 4-Star rating for its flagship TexanPlus® plan in Houston/Beaumont and for its largest plans in New York and Maine, Today's Options PPO plan and Today's Options Network PFFS plan. Ratings were considered when preparing our bids to be submitted for 2016.

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

        Stipulated minimum MLRs—Beginning in 2014, the ACA stipulates a minimum medical loss ratio, or MLR, of 85% for Medicare Advantage plans. This MLR, which is calculated at a plan level, takes into account benefit costs, quality initiative expenses, the ACA fee and taxes. Financial and other penalties may result from failing to achieve the minimum MLR ratio. For the years ended December 31, 2015 and 2014 our Medicare Advantage plans exceeded the minimum MLR, as defined by CMS. Complying with such minimum ratio by increasing our medical expenditures or refunding any shortfalls to the federal government could have a material adverse effect on our operating margins, results of operations, and our statutory capital.

        Non-deductible health insurance industry fee ("ACA Fee")—Beginning in 2014, the new healthcare reform legislation imposed an annual aggregate health insurance industry fee of $8.0 billion, increasing to $11.3 billion in 2015 (with increasing annual amounts thereafter) on health insurance premiums, including Medicare Advantage premiums, that is not deductible for income tax purposes. In 2017, the

ACA Fee has been suspended for one year. Our effective income tax rate increased in 2014, and will remain at a higher level in future years in which the ACA fee is assessed. Our share of the ACA Fee is based on our pro rata percentage of premiums written during the preceding calendar year compared to the industry as a whole, calculated annually. The ACA Fee, first expensed and paid in 2014, adversely affects the profitability of our Medicare Advantage business and could have a material adverse effect on our results of operations. We paid a fee of $28.8 million in 2015 and $23.1 million in 2014, based on prior year net written premiums and estimate that the ACA Fee to be paid in 2016, based on 2015 net written premiums, will be approximately $25 million. Pursuant to GAAP, the liability for the ACA Fee will be estimated and recorded in full once the entity provides qualifying health insurance in the corresponding period with a corresponding deferred cost that is to be amortized to expense on a straight-line basis over the applicable calendar year. For statutory reporting purposes, the ACA Fee will be expensed on January 1 in the year of payment, rather than amortized to expense over the year. The ACA Fee is included in other operating costs; however, will be factored in when calculating the stipulated minimum MLR.

  Accountable Care Organizations

        The ACA established Medicare ACOs, as a tool to improve quality and lower costs through increased care coordination in the FFS program. CMS established the MSSP to facilitate coordination and cooperation among providers to improve the quality of care for Medicare fee-for-service beneficiaries and reduce unnecessary costs. To date, we have partnered with numerous groups of healthcare providers and currently participate in twenty-one MSSP ACOs and one Next Generation ACO in the Houston market. ACOs are entities that contract with CMS to serve the FFS population with the goal of better care for individuals, improved health for populations and lower costs. ACOs share savings with CMS to the extent that the actual costs of serving assigned beneficiaries are below certain trended benchmarks of such beneficiaries and certain quality performance measures are achieved. We provide a variety of services to the ACOs, including care coordination, analytics and reporting, technology and other administrative services to enable these physicians and their associated healthcare providers to deliver better quality care, improved health and lower healthcare costs for their Medicare FFS patients.

        Under the MSSP, CMS will not make any payments to ACOs for a measurement year until the second half of the following year, which will negatively impact our cash flows. In order to receive revenues from CMS under the MSSP, the ACO must meet certain minimum savings rates (i.e. save the federal government money) and meet certain quality measures. More specifically, an ACOs medical expenses for its assigned beneficiaries during a relevant measurement year must be below the benchmark established by CMS for such ACO. On the quality side, the MSSP requires ACOs to meet thirty-three quality measures, which CMS may vary from time to time. Notwithstanding our efforts, our ACOs may be unable to meet the required savings rates or may not satisfy the quality measures, which may result in our receiving no revenues and losing our substantial investment. In addition, as the MSSP is a new program, it presents challenges and risks associated with the timeliness and accuracy of data and interpretation of complex rules, which may impact the timing and amount of revenue we can recognize and could have a material adverse effect on our ability to recoup any of our investment in this new business. Further, there can be no assurance that we will maintain positive relations with our ACO partners which may result in certain of the ACOs terminating our relationship, which will result in a potential loss of our investment.

        On June 4, 2015, CMS released a final rule updating provisions related to the MSSP in the second contract period for years 2016-2019. This final rule made several changes, including allowing ACOs to participate in Track 1 for a second agreement period with the same sharing rate (up to 50%), establishing a new Track 3 with two-sided risk with additional flexibilities, providing new beneficiary-

level claims data that will improve overall ACO information, and easing certain administrative requirements.

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

  USA PATRIOT Act

        A portion of the USA PATRIOT Act applying to insurance companies became effective in mid-2004. Insurance companies are required to impose processes and procedures to thoroughly verify their agents, applicants, insureds, claimants and premium payers in an effort to prevent money laundering. Our family of companies has implemented measures to comply with the Office of Federal Asset Control requirements, whereby the names of customers and potential customers must be reviewed against a listing of known terrorists and money launderers. The identification verification requirement of the USA PATRIOT Act became final in 2005. Beginning in 2006, insurance companies were required to verify the identity of their applicants, insureds, and beneficiaries.

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

        American Progressive Life & Health Insurance Company of New York is a New York domiciled insurance company. The Pyramid Life Insurance Company is a Kansas domiciled insurance company. Constitution Life Insurance Company is a Texas domiciled insurance company. In 2015, we merged the American Pioneer Life Insurance Company and Marquette National Life Insurance Company into Constitution Life Insurance Company. SelectCare of Texas, Inc. is licensed as an HMO in Texas, SelectCare Health Plans, Inc. is licensed as an HMO in Texas, Today's Options of New York, Inc. is licensed as a Prepaid Health Services Plan in New York and Today's Options of Texas, Inc. is licensed as a HMO in Texas. Collectively, our insurance subsidiaries and HMOs are licensed to sell health insurance, HMO products, life insurance and annuities in all 50 states and the District of Columbia.

        For our Traditional business, most jurisdictions mandate minimum benefit standards and loss ratios for accident and health insurance policies. We are generally required to maintain, with respect to our individual long-term care policies, minimum anticipated loss ratios over the entire period of coverage. With respect to our Medicare supplement policies, we are generally required to attain and maintain an actual loss ratio, after three years, of not less than 65 percent (75% for groups) of earned premium. We provide to the insurance departments of all states in which we conduct business annual calculations that demonstrate compliance with required loss ratio standards for Medicare supplement insurance. We prepare these calculations utilizing appropriate statutory assumptions. In the event we fail to maintain minimum mandated loss ratios, our insurance company subsidiaries could be required to provide retrospective premium refunds or prospective premium rate reductions. In addition, we actively review the loss ratio experience of our products and request approval for rate increases from the respective insurance departments when we determine they are needed. We cannot guarantee that we will receive the rate increases we request.

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

        Many states require deposits of assets by insurance companies and HMOs for the protection either of policyholders in those states or for all policyholders. These deposited assets remain part of the total assets of the company. For companies included in continuing operations as of December 31, 2015 and 2014, we had securities with market values totaling $12.1 million and $12.5 million, respectively, on deposit with various state treasurers or custodians. For companies included in discontinued operations as of December 31, 2015 and 2014, we had securities with market values totaling $20.2 million and $24.1 million, respectively, on deposit with various state treasurers or custodians. These deposits must consist of securities that comply with the standards established by the particular state.

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

        Although minimum required levels of equity are largely based on premium volume, product mix, and the quality of assets held, minimum requirements vary significantly from state to state. As of December 31, 2015, our state regulated retained subsidiaries had aggregate statutory capital and surplus of approximately $201.4 million. Based on current estimates, we expect the aggregate amount of dividends that may be paid by our retained insurance subsidiary and HMOs to our parent company in 2016 without prior approval by state regulatory authorities is approximately $10 million.

  Risk-Based Capital and Minimum Capital Requirements

        Risk-based capital requirements promulgated in each state take into account asset risks, interest rate risks, mortality and morbidity risks and other relevant risks with respect to the insurer's business and specify varying degrees of regulatory action to occur to the extent that an insurer does not meet the specified risk-based capital thresholds, with increasing degrees of regulatory scrutiny or intervention provided for companies in categories of lesser risk-based capital compliance. As of December 31, 2015, all of our U.S. insurance company subsidiaries and managed care affiliates maintained ratios of total adjusted capital to risk-based capital in excess of the authorized control level. Total Care is required to maintain statutory net worth equal to or in excess of a contingent reserve requirement equal to 7.25% of premium. At December 31, 2015 Total Care's net worth was in excess of the contingent reserve requirement. However, should our insurance company subsidiaries' and managed care affiliates' risk-based capital positions decline in the future, their ability to pay dividends, the need for capital contributions or the degree of regulatory supervision or control to which they are subjected might be affected.

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

  Business Process Outsourcing

        In 2010 we entered into a master services agreement with iGate, now known as Capgemini covering the services iGate provides to us. These services include policy administration, underwriting, claims processing and other related processes primarily related to our Traditional lines of business. In addition, we continue to use iGate as a business outsource vendor to provide a range of business process services, including, data entry, member application intake and processing, data validation, mailroom imaging and scanning, paper-based and electronic claims adjudication and processing, and overflow labor support services for our Medicare Advantage operations. In addition, iGate also provides certain information technology support and programming. In the future, we may outsource additional services and business processes.

  Membership Administration

        We outsource the administrative information technology platform necessary to support our Medicare Advantage businesses to The Trizetto Group. We have entered into an annual support and license agreement, a master hosting services agreement and a consulting services agreement with Trizetto. These agreements collectively support the basic infrastructure surrounding the membership information for our Medicare Advantage business.

  Pharmacy Benefit Management

        We have entered into a multi-year pharmacy benefits management agreement with CVS Caremark which provides a range of pharmacy benefit management to our Medicare Advantage plans. Our Medicaid plan uses Express Scripts for pharmacy benefit management.

Employees

        As of March 8, 2016, we employed 961 employees, none of whom is represented by a labor union in such employment. We consider our relations with our employees to be good.

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

        The ACA was signed into law in March 2010 and legislates broad-based changes to the U.S. health care system. Due to the complexity of the health reform legislation, including yet to be promulgated implementing regulations, lack of interpretive guidance, and gradual implementation, the final impact of the health reform legislation remains difficult to predict and quantify. In addition, we believe that any impact from the health reform legislation could potentially be mitigated by certain actions we may take in the future including modifying future Medicare Advantage bids to compensate for such changes. For example, the anticipation of additional revenues from Star bonuses or reduced CMS reimbursement rates are factored into the anticipated level of benefits included in our Medicare Advantage bids for the upcoming year. However, we will need to dedicate significant resources and expense to complying with these new rules and there is a possibility that this new legislation could have a material adverse effect on our business, financial position and results of operations.

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

        Reduced Medicare Advantage reimbursement rates—Beginning in 2012, the Medicare Advantage "benchmark" rates transition to target Medicare fee-for-service cost benchmarks of 95%, 100%, 107.5%

or 115% of the calculated Medicare fee-for-service costs. The transition period is 2, 4 or 6 years depending upon the applicable county and 2017 will be the final transition year. The counties are divided into quartiles based on each county's fee-for-service Medicare costs. We estimate that approximately 63%, 35% and 1%, respectively, of our January 1, 2016 membership resides in counties where the Medicare Advantage benchmark rate will equal 95%, 115%, and 107.5%, respectively, of the calculated Medicare fee-for-service costs. Medicare Advantage payment benchmarks have been cut over the last several years, with additional funding reductions to be phased in as noted above. On February 19, 2016, CMS issued its 2017 Advance Notice and Draft Call Letter (the "Advance Notice") detailing preliminary 2017 Medicare Advantage benchmark payment rates. As is customary, CMS has invited public comment on these preliminary rates before issuing its final rates for 2017 in April 2016. The Advance Notice proposes to provide a slight overall increase to Medicare rates for 2017, but also proposes other changes regarding new risk adjustment models and Stars calculations to take into account dual eligibles that could result in overall decreases to rates in certain markets which could negatively impact our business. At this time, CMS is not implementing any major proposed policy changes with respect to the exclusion of in-home health risk assessments for risk adjustment purposes. If implemented, such change would result in significant additional funding declines for the Company. We will continue to evaluate proposed changes detailed in the Advance Notice, some of which could adversely affect our plan benefit designs, market participation, growth prospects and earnings potential for our Medicare Advantage plans in the future.

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

        Implementation of quality bonus for Star Ratings—Beginning in 2012, Medicare Advantage plans with an overall "Star rating" of three or more stars (out of five) based on 2011 performance are eligible for a "quality bonus" in their basic premium rates. Plans receiving Star bonus payments are required to use the additional dollars to provide "extra benefits" for the plans' enrollees to the extent necessary to maintain compliance with minimum loss ratio requirements resulting in a competitive advantage for those plans rather than a direct financial impact. In addition, beginning in 2012, Medicare Advantage Star ratings affect the rebate percentage available for plans to provide additional member benefits (plans with quality ratings of 3.5 stars or above will have their rebate percentage increased from a base rate of 50% to 65% or 70%). In all cases, this rebate percentage is lower than the pre-ACA rebate percentage of 75%. Beginning in 2015, in order to qualify for bonus payments, plans must have a 4 STAR rating or higher. All our Medicare Advantage plans for 2016 are rated 4 Stars with the exception of our HMO plan in Dallas Texas, which is rated 3 Stars. Notwithstanding continued efforts to improve or maintain our Star ratings and other quality measures, there can be no assurances that we will be successful. Accordingly, our plans may not be eligible for full level quality bonuses or increased rebates, which could adversely affect the benefits such plans can offer, reduce membership, and reduce profit margins.

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

        Accountable Care Organizations—The ACA established Accountable Care Organizations, or ACOs, as a tool to improve quality and lower costs through increased care coordination in the Medicare fee-for-service program. CMS established the Shared Savings Program to facilitate coordination and cooperation among providers to improve the quality of care for Medicare fee-for-service beneficiaries and reduce unnecessary costs. To date, we have partnered with numerous groups of healthcare providers and currently participate in twenty-one active ACOs previously approved to participate in the MSSP, and one Next Generation ACO in the Houston region. ACOs are entities that contract with CMS to serve the Medicare fee-for-service population with the goal of better care for individuals, improved health for populations and lower costs. ACOs share savings with CMS to the extent that the actual costs of serving assigned beneficiaries are below certain trended benchmarks of such beneficiaries and certain quality performance measures are achieved. We provide a variety of services to the ACOs, including care coordination, analytics and reporting, technology and other administrative services to enable these physicians and their associated healthcare providers to deliver better quality care, improved health and lower healthcare costs for their Medicare fee-for-service patients.

        To date, we have invested significant capital into our ACO business and have not made money. We expect to continue to invest significant amounts into this business in 2016 and there can be no assurance that we will recoup any of these costs.

        Under the current operation of the MSSP, CMS has not made any payments to ACOs for a measurement year until the second half of the following year, which negatively impacts our cash flows. In order to receive revenues from CMS under the MSSP, the ACO must meet certain minimum savings rates (i.e. save the federal government money) and meet certain quality measures. More specifically, an ACO's medical expenses for its assigned beneficiaries during a relevant measurement year must be below the benchmark established by CMS for such ACO. On the quality side, the MSSP requires ACOs to meet thirty-three quality measures, which CMS may vary from time to time. Notwithstanding our efforts, our ACOs may be unable to meet the required savings rates or may not satisfy the quality measures, which may result in our receiving no revenues and losing our substantial investment. In addition, as the MSSP is a new program, it presents challenges and risks associated with the timeliness and accuracy of data and interpretation of complex rules, which may impact the timing and amount of revenue we can recognize and could have a material adverse effect on our ability to recoup any of our investment in this new business. Further, there can be no assurance that we will maintain positive relations with our ACO partners which may result in certain of the ACOs terminating our relationship, which will result in a potential loss of our investment. We continue to evaluate our portfolio of ACOs based on a variety of factors, including the level of commitment by the physicians in the ACO and the likelihood of the ACO achieving shared savings. Based on this evaluation, we have reduced the number of our ACOs and may further reduce the number of our ACOs in the future.

        On June 4, 2015, CMS released a final rule updating provisions related to the MSSP in the second contract period for years 2016-2019. This final rule made several changes, including allowing ACOs to participate in Track 1 for a second agreement period with the same sharing rate (up to 50%), establishing a new Track 3 with two-sided risk with additional flexibilities, providing new beneficiary-level claims data that will improve overall ACO information, and easing certain administrative requirements.

        For 2016, six of our ACOs have selected Track 2 which involves two-sided risk. This means that the ACO will be financially responsible to the extent that actual medical expenditures of the ACO beneficiaries are higher than the ACOs benchmark. While the six ACOs that we selected for Track 2 have achieved savings in the past, there can be no assurance that they will achieve savings in 2016 or thereafter, which could result in substantial financial losses.

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

        Stipulated Minimum MLRs—Beginning in 2014, the ACA stipulates a minimum MLR of 85% for Medicare Advantage plans. This MLR which is calculated at a plan level, takes into account benefit costs, quality initiative expenses, the ACA fee and taxes. Financial and other penalties may result from failing to achieve the minimum MLR ratio. For the years ended December 31, 2015 and 2014 our Medicare Advantage plans exceeded the minimum MLR, as defined by CMS. Complying with such minimum ratio by increasing our medical expenditures or refunding any shortfalls to the federal government could have a material adverse effect on our operating margins, results of operations, and our statutory capital.

        Non-deductible health insurance industry fee ("ACA Fee")—Beginning in 2014, the new healthcare reform legislation imposed an annual aggregate health insurance industry fee of $8.0 billion, increasing to $11.3 billion in 2015 (with increasing annual amounts thereafter) on health insurance premiums, including Medicare Advantage premiums, that is not deductible for income tax purposes. In 2017, the ACA fee has been suspended for one year. Our effective income tax rate increased in 2014 as a result of the ACA fee, and will remain at a higher level in future years in which the ACA fee is assessed. Our share of the ACA Fee is based on our pro rata percentage of premiums written during the preceding calendar year compared to the industry as a whole, calculated annually. The ACA Fee, first expensed and paid in 2014, adversely affects the profitability of our Medicare Advantage business and could have a material adverse effect on our results of operations. We paid an ACA Fee of $28.8 million in 2015 and $23.1 million in 2014, based on prior year net written premiums and estimate that the ACA Fee to be paid in 2016, based on 2015 net written premiums, will be approximately $25 million. Pursuant to U.S. GAAP, the liability for the ACA Fee will be estimated and recorded in full once the entity provides qualifying health insurance in the corresponding period with a corresponding deferred cost that is to be amortized to expense on a straight-line basis over the applicable calendar year. For statutory reporting purposes, the ACA Fee will be expensed on January 1 in the year of payment, rather than amortized to expense over the year. The ACA Fee is included in other operating costs; however, will be factored in when calculating the stipulated minimum MLR. In addition, because the

ACA fee is not deductible for federal income tax purposes and we are a smaller company relative to our peers with smaller revenues and with smaller profits, our effective tax rate is likely to be significantly higher than our peers.

        Coding intensity adjustments—Under the ACA, the coding intensity adjustment instituted in 2010 became permanent, resulting in mandated minimum reductions in risk scores of 4.91% in 2014 increasing each year to 5.91% in 2018. These coding adjustments may adversely affect the level of payments from CMS to our Medicare Advantage plans.

        Limitation on the federal tax deductibility of compensation earned by individuals—Beginning in 2013, with respect to services performed during 2010 and afterward, for health insurance companies, the federal tax deductibility of compensation is limited under Section 162(m)(6) of the Code to $500,000 per individual and does not contain an exception for "performance-based compensation." In September 2014, the Internal Revenue Service issued final regulations on this compensation deduction limitation which provided additional information regarding the definition of a health insurance issuer. Based on our analysis of the final regulations, we believe we are not subject to the limitation. As a result, during the fourth quarter of 2014, we recorded a tax benefit of $3.2 million related to prior years and $1.7 million related to the first nine months of 2014. Prior to receiving the final regulations, our application of this limitation had increased our effective tax rate by approximately 60 basis points for the year ended December 31, 2013 and 200 basis points for the year ended December 31, 2012. However, there is a risk that the Internal Revenue Service or other regulators may disagree with our interpretation, which could result in higher taxes.

We are subject to extensive government regulation; compliance with laws and regulations is complex and expensive, and any violation of the laws and regulations applicable to us could reduce our revenues and profitability and otherwise adversely affect our operating results and/or impact our ability to participate in Government programs such as Medicare, Medicaid and the MSSP.

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

        Laws and regulations governing Medicare, Medicaid and other state and federal healthcare and insurance programs are complex and subject to significant interpretation. As part of the ACA, CMS, State regulatory agencies and other regulatory agencies have been exercising increased oversight and regulatory authority over our Medicare and other businesses. Compliance with such laws and regulations is subject to CMS audit, other governmental review and investigation, including SEC investigations, and significant and complex interpretation. CMS audits our Medicare Advantage plans with regularity to ensure we are in compliance with applicable laws, rules, regulations and CMS instructions. Our Medicare Advantage plans will likely be subject to an audit in 2016 and our Total Care Medicaid plan will be subject to audit in 2016. There can be no assurance that we will be found to be in compliance with all such laws, rules and regulations in connection with these audits, reviews and investigations, and at times we have been found to be out of compliance. Failure to be in compliance can subject us to significant regulatory action including significant fines, penalties, cancellation of contracts with governmental agencies or operating restrictions on our business, including, without limitation, suspension of our ability to market to and enroll new members in our Medicare plans, termination of our contracts with CMS, exclusion from Medicare and other state and federal healthcare programs and inability to expand into new markets or add new products within existing markets.

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

        We are also subject to various governmental reviews, audits and investigations, including SEC investigations, to verify our compliance with our contracts and applicable laws and regulations. State departments of insurance routinely audit our health plans and insurance companies for financial and contractual compliance. State departments of health audit our health plans for compliance with health services. State attorneys general, the SEC, CMS, the Office of the Inspector General of Health and Human Services, the Office of Personnel Management, the Department of Justice, the Department of Labor, the Government Accountability Office, state departments of insurance and departments of health and Congressional committees may also conduct audits and investigations of us. We have historically incurred, and expect to continue to incur, significant costs to respond to governmental reviews, audits and investigations, and we expect these costs to increase over time as regulation increases and becomes more complex and as regulatory agencies and Congressional committees become more sophisticated and thorough.

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

        We are also subject to a federal law commonly referred to as the "Anti-Kickback Statute." The Anti-Kickback Statute prohibits the payment or receipt of any "Remuneration" that is intended to induce referrals or the purchasing, leasing or ordering of any item or service that may be reimbursed, in whole or in part, under a Federal Health Care Program, such as Medicare. It also prohibits the payment or receipt of any remuneration that is intended to induce the recommendation of the purchasing, leasing or ordering of any such item or service. Violations of such statute or other laws could result in substantial monetary penalties and could also include exclusion from the Medicare program.

        In addition, in connection with the establishment of the MSSP, the relevant federal agencies issued waivers of certain laws governing potential fraud and abuse involving federal health care program beneficiaries (e.g. the Stark Law, Civil Monetary Penalties Law, and the Anti-Kickback Statute). The objective of the federal waivers is to foster innovative financial arrangements that will assist an ACO in meeting the goals of the MSSP. As part of our ACO business, we intend to enter into arrangements with various third parties such as laboratory companies and other providers, that are intended to be covered by such waivers. However, if such arrangements are found not to be covered by such waivers, we may be subject to substantial penalties and/or fines and could be precluded from participating in government programs such as the MSSP.

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

        In addition, during 2015, we significantly grew our Medicare Advantage membership in our Northeast markets, increasing membership by approximately 35%. We incurred losses in 2015 in our Northeast Medicare Advantage markets as a result of higher than expected utilization and a lag in adequate premium for our new members. While we have taken steps to address these issues, there can be no assurance that we will be able to achieve profitably in these markets.

Reductions in funding for Medicare or Medicaid programs could materially reduce our ability to achieve profitability.

        We generate a significant majority of our total revenue from the operation of our Medicare Advantage plans, our MSSP ACOs and various Medicaid programs. As a result, our revenue and profitability are dependent, in part, on government funding levels for all of these various programs. The rates paid to Medicare Advantage health plans like ours are established by contract, although the rates differ depending on a combination of factors, such as upper payment limits established by CMS, a member's health profile and status, age, gender, county or region, benefit mix, member eligibility categories and the plan's risk scores. Future Medicare rate levels and overall funding for Medicare, may be affected by continuing government efforts to contain and/or reduce overall medical expenses, including the Advance Notice and Draft Call Letter described above, and other budgetary and fiscal constraints pursuant to the Budget Control Act of 2011 as a result of the failure of a bipartisan joint congressional committee to agree on certain spending cuts, known as "Sequestration". The government is continuously examining Medicare Advantage health plans like ours in comparison to Medicare fee-for-service payments, and this examination could result in a reduction in payments to Medicare Advantage health plans like ours. Changes in the Medicare program or funding may affect our ability to operate under the Medicare program or lead to reductions in the amount of reimbursement, eliminate coverage for some benefits or reduce the number of persons enrolled in or eligible for Medicare or increase member premium.

Failure to control and/or reduce our administrative operating costs could have a material adverse effect on our financial position, results of operations and cash flows.

        The level of our administrative operating costs significantly affects our profitability. During 2015, our administrative expense ratio in our Medicare Advantage business was 10.8%. Beginning in 2014, Medicare Advantage plans are required to meet an 85% medical loss ratio and we are subject to a non-deductible insurance industry fee that is approximately 1.6% of premium for 2015. Thus, in order to generate meaningful earnings, we will need to continue to reduce our administrative operating expenses from current levels. We are smaller than many of our competitors which makes it harder to reduce administrative operating expenses. Reducing administrative expenses has and may continue to require us to reduce our headcount, which can place significant strains on our operations. If we are unable to reduce our administrative operating expenses to better match our smaller size, or if we are unable to effectively manage operating our business with a reduced headcount, it could have a material adverse effect on our financial condition, results of operations and cash flows.

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

        We operate in a highly competitive industry. Some of our competitors have more established businesses with larger market share, more established reputations and brands and greater financial resources than we have in some markets. In addition, other companies may enter our markets in the future. Medicare Advantage plans are generally bid upon or renewed annually. We compete for members on the basis of the following and other factors:

  •
  price;

  •
  the size, location, quality and depth of provider networks;

  •
  benefits provided;

  •
  quality and extent of services; and

  •
  reputation.

        In addition to the challenge of controlling health care costs, we face intense competitive pressure to contain premium prices. Factors such as business consolidations, strategic alliances, legislative reforms and marketing practices create pressure to contain premium rate increases, despite being faced with increasing medical costs. Premium increases, introduction of new product designs, our relationship with our providers in various markets, and our possible exit from or entrance into markets, among other issues, could also affect our membership levels.

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

        Consolidation within the industries in which we operate, as well as the acquisition of our competitors by larger companies (e.g., Anthem's pending acquisition of Cigna and Aetna's pending acquisition of Humana), may lead to increased competition. Strategic combinations involving our competitors could have an adverse effect on our business or results of operations.

Our business strategy is evolving and may involve pursuing new lines of business or strategic transactions and investments, some of which may not be successful.

        The healthcare industry is undergoing significant change and our business strategy is continuing to evolve to meet these changes. In order to profitably grow our business, we may need to expand into new lines of business beyond our historical core of providing managed care and health insurance products, which may involve pursuing strategic transactions, including potential acquisitions of, or investments in, related or unrelated businesses. In addition, we may seek a variety of strategic transactions, including, without limitation, divestitures of existing businesses or assets, a merger or consolidation with a third party that results in a change in control, a sale or transfer of all or a significant portion of our assets or a purchase by a third party of our securities that may result in a minority or control investment by such third party.

        For example, over the past several years we partnered with groups of providers to form numerous ACOs under the MSSP and have invested significant capital into this business. While our ACO business continues to improve, it has lost money since inception. Going forward, we may pursue additional opportunities in the healthcare sector which may involve us providing capital and/or reinsurance to health plans. We may also pursue various strategic transactions with providers, IPAs and other provider groups, including acquisitions, joint ventures and other arrangements. Each of these opportunities may require the investment of significant capital and management attention. There can be no assurance that we will be successful with any of these potential new ventures and we could suffer significant losses as a result, which could have a material adverse effect on our business, financial condition and results of operations.

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

        While it is not possible to predict when and whether fundamental policy changes would occur, policy changes on the local, state and federal level could fundamentally change the dynamics of our industry, such as policy changes mandating a much larger role of the government in the health care arena. In addition, the results of the 2016 Presidential election could have a material adverse effect on our business. Changes in public policy could materially affect our profitability, our ability to retain or grow business, or our financial condition. State and federal governmental authorities are continually considering changes to laws and regulations applicable to us which could result in new regulations that increase the cost of our operations or otherwise have a material adverse effect on our business and results of operations.

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

        Cybersecurity attacks can arise in a variety of manners, including from third parties who may attempt to fraudulently induce employees, vendors, providers or other users of our systems to disclose sensitive information in order to gain access to our data or that of our members or beneficiaries. In addition, while we maintain certain standards for vendors that provide us services, our vendors, and in turn, their own service providers, may become subject to a security breach as a result of their failure to perform in accordance with contractual arrangements.

        Our information systems and applications require an ongoing commitment of significant resources to maintain, protect and enhance existing systems and develop new systems to keep pace with continuing changes in information processing technology, evolving industry and regulatory standards and changing customer preferences. If the information we rely upon to run our businesses were to be found to be inaccurate or unreliable, if we fail to properly maintain our information systems and data integrity, or if we fail to successfully update or expand processing capability or develop new capabilities to meet our business needs in a timely manner, we could have operational disruptions, have problems in determining medical cost estimates and establishing appropriate pricing, have customer and physician and other health care provider disputes, lose our ability to produce timely and accurate reports, have regulatory or other legal problems, have increases in operating and administrative expenses, lose existing customers, have difficulty in attracting new customers or in implementing our business strategies, sustain losses due to fraud or suffer other adverse consequences.

        To the extent we fail to maintain effective information systems, we may need to contract for these services with third-party management companies, which may be on less favorable terms to us and significantly disrupt our operations and information flow. In addition, we have outsourced the operation of certain of our data centers to independent third parties and may from time to time obtain and/or outsource additional services or facilities from or to other independent third parties. Dependence on third parties for these services and facilities may make our operations vulnerable to their failure to perform as agreed. In addition, we could be subject to hackers or other forms of cyber-security attacks that bypass our information technology security systems. If a hacker or cyber-security attack were to be successful, we could be adversely affected due to the theft, destruction, loss, misappropriation or release of confidential data, operational or business delays resulting from the disruption of our systems, negative publicity resulting in reputational damage with our members, agents, providers, regulators and other stakeholders and significant fines, penalties and other costs.

        Furthermore, our business requires the secure transmission of confidential information over public networks. Because of the confidential health information we store and transmit, security breaches could expose us to a risk of regulatory action, litigation, possible liability and loss. Our security measures may be inadequate to prevent security breaches and our business operations and profitability would be adversely affected by cancellation of contracts, loss of members and potential criminal and civil sanctions if they are not prevented.

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

        Under the risk adjustment methodology, all Medicare Advantage plans must capture, collect and submit the necessary diagnosis code information from inpatient and ambulatory treatment settings to CMS within prescribed deadlines. The CMS risk adjustment model uses this diagnosis data to calculate the risk adjusted premium payment to Medicare Advantage plans. We generally rely on providers to code their claim submissions with appropriate diagnoses, which we send to CMS as the basis for our payment received from CMS under the actuarial risk-adjustment model. We also rely on providers to appropriately document all medical data, including the diagnosis data submitted with claims. As a result of this process, it is difficult to predict with certainty our future revenue or profitability. CMS may also change the manner in which it calculates risk adjusted premium payments in ways that are adverse to us. For example, in the past, CMS proposed excluding for risk adjustment purposes the diagnosis codes obtained from in-home health risk assessments unless such codes are subsequently validated by a clinical encounter with a qualified provider. Over the past several years, we have utilized in-home health risk assessments for our Medicare Advantage members. Accordingly, if implemented, this change could have a material adverse effect on our payments from CMS and our results of operations. In addition, our own risk scores for any period may result in favorable or unfavorable adjustments to the payments we receive from CMS and our Medicare premium revenue. Because diagnosis coding is a manual process, there is the potential for human error in the recording of codes and there can be no assurance that physicians, hospitals, and other health care providers are submitting accurate codes to us or that they will be successful in improving the accuracy of recording diagnosis code information and therefore our risk scores. In addition, CMS continues to evaluate the overall risk adjustment methodology that is used to pay Medicare Advantage plans. Any major changes to this methodology could have a material adverse effect on our profitability.

        Beginning in 2008, CMS announced its intention to engage in a pilot program to more extensively audit a select group of Medicare Advantage plans in the area of hierarchical condition category, or HCC, coding for the determination of risk score revenue. These audits were labeled "Risk Adjustment Data Validation" audits, or RADV. RADV audits review medical record documentation in an attempt to validate provider coding practices and the presence of risk adjustment conditions which influence the calculation of premium payments to Medicare Advantage plans. On February 24, 2012, CMS released a final RADV audit and payment adjustment methodology which clarified many of the uncertainties arising from prior proposals. Under the final rule, CMS has indicated that it will now reduce the extrapolated contract level error rate found during the audits based on the error rate found in the Government's 'benchmark' audit data for Medicare fee-for-service population CMS has begun to conduct RADV audits of select Medicare Advantage plans and our PPO plan offered by American Progressive Life & Health Insurance Company of New York is currently being audited based on 2012 revenue using 2011 dates of service. As of December 31, 2012, this PPO plan had approximately 12,000 members. CMS may discover coding errors during this or other RADV audits, which could require us to make significant payments to CMS or require significant payment adjustments, which could have a material adverse effect on our results of operations, financial position and cash flows. On December 22, 2015, CMS issued a proposed statement of work related to a material expansion of RADV audits, with the ultimate goal of subjecting all Medicare Advantage contracts to either a comprehensive or a targeted RADV audit for each contract year.

        Coincident with phase-in of the risk-adjustment methodology, CMS also adjusted payments to Medicare Advantage plans by a "budget neutrality" factor. CMS implemented the budget neutrality factor to prevent overall health plan payments from being reduced during the transition to the risk-adjustment payment model. CMS first developed the payment adjustments for budget neutrality in 2002 and began to use them with the 2003 payments. CMS began phasing out the budget neutrality adjustment in 2007 and fully eliminated it in 2011. The risk adjustment methodology and phase-out of the budget neutrality factor will reduce our plans' premiums unless our risk scores increase. We do not know if our risk scores will increase in the future or, if they do, that the increases will be large enough to offset the elimination of this adjustment. As a result of the CMS payment methodology described previously, the amount and timing of our CMS monthly premium payments per member may change materially, either favorably or unfavorably. In addition, the possibility exists that CMS may reduce revenues in the future for plans whose risk scores have increased significantly greater than the general Medicare average increase in risk scores. If our risk scores increase significantly greater than the general Medicare average increase, and CMS introduces this approach, it could adversely affect our results of operations. In addition, CMS continues to evaluate the overall risk adjustment methodology that is used to pay Medicare Advantage plans. Any changes to this methodology could have a material adverse effect on our profitability.

        In February 2016, CMS finalized rules regarding "overpayments" to Medicare Advantage plans which may arise under a variety of circumstances, including risk adjustment. The failure to report and return overpayments may result in significant potential liabilities under the False Claims Act and the imposition of other administrative penalties by CMS, which could adversely effect our results of operations, financial position, or cash flows. The precise interpretation, impact, and scope of the final rules regarding overpayments are not clear and are subject to pending litigation.

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

        Payments for Medicare Advantage health plans are based on a bidding process that may decrease the amount of premiums paid to us or cause us to increase the benefits we offer to our members. We are required to submit Medicare Advantage bids annually, approximately six months in advance of the corresponding benefit year. We attempt to use the best available member eligibility, claims and risk score data at the time of developing the bids. Furthermore, we make actuarial assumptions about the utilization of benefits in our plans and the impact of government regulations. However, these assumptions are subject to significant judgment and we cannot be assured that the data and assumptions used at the time of bid development will prove to be correct and that premiums will be sufficient to cover member benefits plus a reasonable margin. For example, our 2015 bid for our Northeast markets did not appropriately consider the unexpected 35% growth in membership that we experienced during 2015 which resulted in us incurring losses in these markets.

        Furthermore, our premiums from CMS relating to any prescription drug benefit are subject to risk corridor payments from or to CMS. Variances from our annual bids to actual prescription drug costs that exceed certain thresholds may result in CMS making additional payments to us or require us to refund to CMS a portion of the premiums we received. The estimate of the risk corridor payment requires us to consider factors that may not be certain, including differences in interpretation of data as compared with CMS.

        If our bid assumptions are too low and member claims are higher than anticipated, we could be required to expend significant unanticipated amounts and incur losses which could have a material adverse effect on our business, profitability and results of operations.

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

        We are unable to increase the premiums we receive under these contracts during the then-current term. If our medical expenses exceed our estimates, we generally cannot recover costs we incur in excess of our medical cost projections in the contract year through higher premiums. As a result, our profitability depends, to a significant degree, on our ability to adequately predict and effectively manage our medical expenses related to the provision of healthcare services. Accordingly, the failure to adequately predict and control medical expenses and to make reasonable estimates and maintain adequate accruals for incurred but not reported claims, known as IBNR, may have a material adverse effect on our financial condition, results of operations, or cash flows. If our estimates of reserves are inaccurate, our ability to take timely corrective actions or to otherwise establish appropriate premium pricing could be adversely affected. Failure to adequately price our products or to estimate sufficient medical claim reserves may result in a material adverse effect on our financial position, results of operations and cash flows. In addition, to the extent that CMS or Congress takes action to reduce the levels of payments to Medicare Advantage providers, our revenues would be adversely affected.

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

However, historically, our medical expenses as a percentage of premium revenue have fluctuated. The principal factors that may cause medical expenses to exceed our estimates are:

  •
  increased utilization of medical facilities and services;

  •
  increased utilization of prescription drugs (e.g., new treatments or specialty pharmacy drugs such as those associated with treatments for Hepatitis C);

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

  •
  the introduction of new or costly treatments, specialty pharmacy drugs (such as drugs to treat Hepatitis C) and technologies;

  •
  medical cost inflation or changes in the economy;

  •
  government mandated benefits or other regulatory changes;

  •
  contractual disputes with hospitals, physicians and other providers; and

  •
  other unforeseen occurrences.

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

        In addition, we may experience higher than expected loss ratios if health care costs exceed our estimates. We seek to take appropriate actions in an effort to reverse any upward trend in our loss ratios; however, we can make no assurances that these actions will be sufficient. We also cannot give assurance that our loss ratios will not continue to increase beyond what we currently anticipate, and any increases could materially adversely affect our results of operations.

Compliance with the terms and conditions of our Corporate Integrity Agreement requires significant resources and, if we fail to comply, we could be subject to penalties or excluded from participation in government healthcare programs, which could have a material adverse effect on our financial condition and results of operations.

        In September 2011, in connection with the settlement of a False Claims Act action involving the sales and marketing practices of our Wisconsin HMO Plans, we entered into a five-year Corporate Integrity Agreement with the Office of Inspector General of the United States Department of Health and Human Services ("HHS-OIG"). The Corporate Integrity Agreement provides that we will, among other things, maintain a compliance program, including a corporate compliance officer, compliance officers and compliance committees, a code of conduct, comprehensive compliance policies, training and monitoring, a compliance hotline, an open door policy and a disciplinary process for compliance violations. The Corporate Integrity Agreement also requires us to engage independent third parties to review compliance with our obligations under the Corporate Integrity Agreement and submit various reports to HHS-OIG. Failure to comply with the obligations under our Corporate Integrity Agreement could have material consequences for us including monetary penalties, exclusion from participation in federal healthcare programs and/or subject to prosecution, which could have a material adverse effect on our financial condition and results of operations.

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
  investigations by the SEC;

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

  •
  medical malpractice or negligence actions related to the operation of our care management programs;

  •
  claims relating to product design;

  •
  allegations of anti-competitive and unfair business activities;

  •
  provider disputes involving our right to properly withhold amounts relating to sequestration and other compensation-related matters, including termination of provider contracts;

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

        ICD-9, the system of assigning codes to diagnoses and procedures associated with hospital utilization in the United States was scheduled to be replaced by ICD-10 code sets on October 1, 2014. However, on April 1, 2014, ICD-10 implementation was delayed until October 1, 2015. Implementing the new coding set was complex and required significant resources, in terms of both time and expense. If we did not adequately implement the new coding set, or if our network providers do not adequately transition to the new ICD-10 coding set, we could be investigated or otherwise audited for non-compliance with ICD-10 related regulations, we could lose significant revenue under the risk adjustment payment model, and/or our business and results of operations may be materially adversely affected.

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

        We contract with physicians, hospitals and other providers to deliver health care to our members. Our Medicare Advantage products, ACOs and our Total Care Medicaid plan encourage or require our customers to use these contracted providers. In some circumstances, these providers may share medical cost risk with us or have financial incentives to deliver quality medical services in a cost-effective manner. Our operations and profitability are significantly dependent upon our ability to not only enter into appropriate cost-effective contracts with hospitals, physicians and other healthcare providers that have convenient locations for our members in our geographic markets, but to maintain good working relationships with such providers. In addition, as the healthcare system rapidly moves to a value-based payment system, the success of each of our Medicare, ACO and Medicaid businesses is and will continue to be highly dependent on achieving high quality scores. This requires significant collaboration with providers to improve customer experience and close gaps in care. If we cannot maintain satisfactory relationships with providers to positively impact quality, our ability to achieve profitability may be negatively impacted.

        More specifically, the success of our ACO business is highly dependent on building and maintaining strong relationships with our ACO providers, and if the providers in our ACOs become dissatisfied with our performance or disengaged, it could have a material adverse effect on the results of our ACO business.

        In addition, given the rapidly changing environment for healthcare providers, many providers are considering joining larger health systems, including hospitals, which could negatively impact our business. In the long term, our ability to contract successfully with a sufficiently large number of providers in a particular geographic market will affect the relative attractiveness of our managed care products in that market. Any difficulty in contracting with providers in a market could preclude us from renewing or from entering our Medicare contracts in that market. We will be required to establish acceptable provider networks prior to entering new markets or continuing to provide services in existing markets. CMS has indicated that it intends to audit Medicare Advantage plans with respect to network adequacy. There can be no assurance that CMS will not identify areas where we fail to meet applicable network adequacy requirements.

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

A reduction in the number of members in our Medicare Advantage or Medicaid plans could adversely affect our results of operations.

        Over the past several years, we have reduced our Medicare Advantage footprint to focus on markets where we believe we can positively impact the cost and quality of healthcare. These service area reductions have caused our aggregate membership numbers to fall. In the future, we may choose to exit additional markets and may suffer additional membership losses. In addition, during 2015, our membership in our Total Care Medicaid plan decreased. If we are unable to maintain and grow our membership levels, our business could deteriorate which could have a material adverse effect on our results of operations. A reduction in our membership could also make it more difficult to maintain or lower our administrative expense ratio to appropriate levels. The principal factors that could contribute to the loss of membership are:

  •
  regulatory changes, such as the 45 Day Call Letter issued in February 2016 by CMS and the final rule to be issued in April 2016, which may adversely alter the benchmark reimbursement rates we receive from CMS and cause us to exit certain service areas;

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

  •
  general economic conditions that induce beneficiaries to cancel their coverage; and

  •
  catastrophic events, such as epidemics, pandemics, natural disasters, acts of terrorism, man-made catastrophes and other unforeseen occurrences.

Our Medicare Advantage and Medicaid membership remains concentrated in certain geographic areas, which exposes us to unfavorable changes in local competition, reimbursement rates, provider pricing power, benefit costs, and other economic conditions.

        Our Medicare Advantage membership is significantly concentrated in Texas and New York and our Medicaid membership is exclusively in New York. This significant concentration subjects us to greater risk to the extent that adverse conditions develop in one of these areas. Adverse changes in health care or other benefit costs or reimbursement rates payable to providers or increased competition in those geographic areas where we have concentrated membership could result in a disproportionate impact to us as compared to our competitors and material adverse impact on our operating results. Our membership has been and may continue to be affected by adverse and/or uncertain general economic conditions, such as the broad impact of the decline in oil prices which has and may continue to affect the Houston market. As a result, we may not be able to achieve, maintain, or grow profits and our revenue and operating results may be materially and adversely affected.

Our business and its growth are subject to risks related to difficulties in the financial markets and general economic conditions.

        The financial markets around the world have experienced significant disruption, including, among other things, volatility in security prices, diminished liquidity and credit availability, rating downgrades and declining or indeterminate valuations of many investments and declines in real estate values. While currently these conditions have not impaired our ability to access credit markets and finance our operations, largely because our financing has generally come from internal cash generation, there can be no assurance that there will not be a further deterioration in financial markets and confidence in major economies or that any deterioration in markets or confidence will not impair our ability to access credit markets and finance our operations.

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

        Traditional Medicare, Medicare Advantage and Medicaid plans have been subject to fraudulent activity perpetrated by actual and purported beneficiaries and providers, as well as others. In 2009, we incurred significant losses as a result of a fraudulent scheme or a group of similar fraudulent schemes. While we have undertaken efforts to prevent these schemes, there can be no assurance that we will not again become the target of fraud, or that we will detect fraud prior to incurring losses. The need to expend effort and construct infrastructure to combat fraud requires significant expenditures. These expenditures, and losses arising from any fraud that we suffer, could have a material adverse effect on our financial condition and results of operations.

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

        The rapid changes and complexity of our operations has placed, and will continue to place, significant demands on our management, operations systems, accounting systems, internal control systems and financial resources. As part of our strategy, we have pursued, and may continue to pursue, growth through acquisitions, joint ventures and similar strategic partnerships. Our acquisition of APS Healthcare in 2012 was not successful. From time to time, we may also seek to dispose of assets or businesses that no longer meet our strategic objectives or for other reasons. For example, we sold our APS businesses in 2015 and have entered into a definitive agreement to sell our Traditional Insurance business (See Note 21—Discontinued Operations in the notes to consolidated financial statements for additional information regarding this transaction) and may also seek to sell other businesses or the entire Company in the future. Generally, as part of these sale transactions, the seller is required to indemnify the buyer for certain matters per the contractual terms of the sale agreements. As a result, in the future, we may be required to indemnify the buyers under these sale transactions which could require significant payments by us.

        We anticipate that joint ventures with health care providers will be critical to our growth strategies. Joint ventures have certain risks that are different from acquisitions, including, but not limited to, the selection of appropriate partners, challenges with respect to governance of the joint venture, pursuit of growth opportunities acceptable to all the parties, maintaining a positive relationship with our joint venture partner(s), and disruption that may occur should the joint venture terminate for any reason.

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

        To the extent we complete a strategic transaction; we may be unable to realize the anticipated benefits from it because of operational factors or difficulties in integrating the following or other aspects of acquisitions with our existing businesses:

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

        For all of the above reasons, we may not be able to implement our acquisition strategy successfully, which could materially adversely affect our growth plans and our business, financial condition and results of operations.

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

        We depend, and may in the future increase our dependence, on independent third parties for significant portions of our operations, including pharmacy benefit administration, data center operations, data network, claims processing, enrollment, premium billing, call centers, voice communication services, data processing and payment and other systems-related support, among others. This dependence makes our operations vulnerable to the third parties' failure to perform adequately under the contract, due to internal or external factors. In the future, this dependence may increase as we may outsource additional areas of our business operations to additional vendors. There can be no assurance that any conversion or transition of business process functions from the Company to a vendor or between vendors will be seamless and, oftentimes, these projects result in significant operational challenges that cause financial difficulties. In addition, if our relationships with our outsourcing partners are significantly disrupted or terminated for any reason or if the financial terms of such outsourcing partners changes materially, we may not be able to find an alternative partner in a timely manner or on acceptable financial terms. As a result, we may not be able to meet the demands of our customers and, in turn, our business, cash flows, financial condition and results of operations may be harmed.

        We have outsourced portions of our administrative functions, including, without limitation, the operation of several of our data centers, call centers and claims processing to independent third parties and may from time to time obtain additional services or facilities from other independent third parties. Dependence on third parties for these services and facilities may make our operations vulnerable to their failure to perform as agreed. Incorrect information from these entities could generate inaccurate or incomplete membership and payment reports concerning our Medicare eligibility and enrollment, and claims information used by CMS to determine plan benefit subsidies and risk corridor payments. This could cause us to incur additional expense to utilize additional resources to validate, reconcile and correct the information. We have not been able to independently test and verify some of these third party systems and data. There can be no assurance that future third party data will not disrupt or adversely affect our plans' relationships with our members or our results of operations. A change in service providers, or a move of services from internal operations to a third party, or a move of services from a third party to internal operations, could result in significant operational challenges, a decline in service quality and effectiveness, increased cost or less favorable contract terms, which could adversely affect our operating results. Some of our outsourced services are being performed offshore. CMS requires attestations from plans that utilize the services of offshore vendors as to the vendors' ability to perform delegated functions. Prevailing economic conditions and other circumstances could prevent our offshore vendors' ability to adequately perform as agreed, which would impair our ability to provide the requisite attestations to CMS and could have a material adverse effect on our results of operations and financial condition.

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

We may be responsible for the actions of our third party agents, and restrictions on our ability to market would adversely affect our revenue.

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

We may not be able to compete successfully in our Medicare Advantage business if we cannot recruit and retain insurance agents, which could materially adversely affect our business and ability to compete.

        We distribute our Medicare Advantage products principally through career agents and independent agents who we recruit and train to market and sell our products. We also engage managing general agents from time to time to recruit agents and develop networks of agents in various states. Strong competition exists for sales agents. We compete with other insurance companies for productive agents, primarily on the basis of our financial position, support services, compensation and product features. It can be difficult to successfully compete for productive agents with larger insurance companies that have higher financial strength ratings than we do. Our business and ability to compete will suffer if we are unable to recruit and retain insurance agents or if we lose the services provided by our managing general agents.

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

        The fair value of these assets and the investment income from these assets generally fluctuate depending on general economic and market conditions and these variations have been exacerbated recently. The fair value of our investments in fixed income securities generally increases or decreases in an inverse relationship with fluctuations in interest rates, while net investment income realized by us from future investments in fixed income securities will generally increase or decrease in a direct relationship with fluctuations in interest rates; in addition, these values and prospective income have been adversely affected by general economic conditions. Moreover, actual net investment income or cash flows from investments that carry prepayment risk, such as mortgage-backed and other asset-backed securities, may differ from those anticipated at the time of investment or at various financial statement dates as a result of interest rate fluctuations, general economic conditions and other factors.

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

        Due to our past acquisitions, goodwill and other intangible assets represent a significant portion of our total assets. As of December 31, 2015, we had goodwill and other intangible assets of approximately $68 million, or approximately 4% of our total assets as of such date. During 2013, certain events occurred and circumstances changed ultimately resulting in a $189 million impairment of goodwill and other assets relating to APS Healthcare.

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
  decreases in forecasted margins;

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

        In addition, one or more of these states could increase the minimum statutory capital level from time to time. States have also adopted risk-based capital requirements based on guidelines adopted by the National Association of Insurance Commissioners, which tend to be, although are not necessarily, higher than existing statutory capital requirements. Regardless of whether the states in which we operate maintain or adopt risk-based capital requirements, the state departments of insurance can require our subsidiaries to maintain minimum levels of statutory capital in excess of amounts required under the applicable state laws if they determine that maintaining additional statutory capital is in the best interests of our insureds. Any increases in these requirements could materially increase our reserve requirements. In addition, as we continue to expand our plan offerings in new states or pursue new business opportunities, such as our expansion of Medicare Advantage products and health plans in new markets, we may be required to maintain additional statutory capital reserves. In either case, our available funds could be materially reduced, which could harm our ability to implement our business strategy.

        In the event that we are unable to provide sufficient capital to fund our debt obligations, our operations or financial position may be adversely affected.

Our stock price may be volatile and could drop precipitously and unexpectedly.

        Our common stock is traded on the NYSE. The prices of publicly traded stocks often fluctuate. The price of our common stock may rise or fall dramatically without any change in our business performance. Specific issues and developments related to our company or those generally in the health care and insurance industries, the regulatory environment, the capital markets and the general economy may cause this volatility. The average trading volume of our common stock is approximately 207,000 shares and, given the price of our stock, it trades less than $2 million of value per day. As a result our common stock is thinly traded which exposes our stock price to potentially larger fluctuations than other companies and may make it more difficult to buy or sell our stock. The principal events and factors that may cause our stock price and trading volume to fluctuate include:

  •
  changes in the laws and regulations affecting our business;

  •
  the relatively small size of the public float of our common stock and the small volume of trading and the general liquidity in the market for our common stock;

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

  •
  acquisitions and financings by us or others in our industry, including news reports or perceptions regarding mergers and acquisitions activity; and

  •
  sales of our common stock by our directors and executive officers or principal shareholders, or the perception that these sales could occur.

Future sales of our common stock may depress the market price of our common stock.

        Certain significant shareholders collectively own approximately 35% of our outstanding common stock, which are not subject to lock-ups. In addition, certain of these shareholders have held their shares for many years and may be required to sell or distribute their shares pursuant to their fund documents or may desire to sell or distribute their shares and realize a profit on their investment. We have filed a shelf registration statement on behalf of such significant shareholders and they may sell some or all of their shares in the near future. If any of these significant shareholders sells or distributes substantial amounts of our common stock, or if it is perceived that such sales or distributions could occur, the market price of our common stock could decline.

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

Downgrades in our insurance company financial strength ratings, should they occur, may adversely affect our business, financial condition and results of operations.

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

        Some of our directors and executive officers have and may continue to have significant equity ownership in our company, employment, indemnification and severance benefit arrangements, potential rights to other benefits on a change in control and rights to ongoing indemnification and insurance that result in their having interests that may differ from the interests of our shareholders generally. The receipt of compensation or other benefits by our directors or executive officers in connection with any acquisition or disposition may make it more difficult to retain their services after the acquisition or disposition, or require the combined company to expend additional sums to continue to retain their services. In addition, we may enter into transactions, including the sale of stock or assets or similar transactions, with our shareholders, directors or executive officers that may raise a conflict of interest. Further, the current concentration of equity ownership may discourage acquisition transactions. In addition, some of our directors are affiliated with entities that own significant portions of our common stock. Such shareholders may have different investment time horizons than other shareholders and may otherwise have interests that are different than other shareholders.

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

Risk Factors relating to our Traditional Insurance Business:

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

        Excluding the impact of the earn out, based on projected capital and surplus, we currently expect to receive approximately $15 million to $20 million of net cash proceeds at closing, which could change based on actual capital and surplus at closing. At December 31, 2015, we have recorded a $133.8 million adjustment, after tax, to write down the carrying value of this business to estimated fair value. See Note 21—Discontinued Operations in the notes to consolidated financial statements for additional information.

        The closing of the transaction is expected in the first half of 2016, subject to customary closing conditions, including regulatory approval from the Texas, Kansas and New York insurance departments and other third party reinsurer consents. If the sale of our Traditional Insurance business is not consummated, the price of our Common Stock may decline to the extent that the market price of our Common Stock reflects positive market assumptions that the transaction will be completed.

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

        We monitor the loss experience of these long-term care policies, and, when necessary, apply for premium rate increases through a regulatory filing and approval process in the jurisdictions in which such products were sold. However, it is possible that we will not be able to obtain approval for premium rate increases from currently pending requests or from future requests. A significant amount of our in-force long-term care premium is in two states, New York and Florida. Historically, Florida has not approved our requests for rate increases for our long-term care business that we believe are warranted based on the underlying experience of that business. Additionally, many states are now requiring us to offer policyholders alternatives in lieu of rate increases, including reduced coverage or fully paid up policies. If we are unable to raise our premium rates because we fail to obtain approval in one or more jurisdictions, our financial results will be adversely affected. These policies contain guaranteed renewal features that make exiting unprofitable blocks of business difficult. Due to this feature, we cannot exit such business without regulatory approval, and accordingly, we may be required to continue to service those policies at a loss for an extended period of time. To the extent actual premium rate increases or loss experience vary from our acquisition date assumptions, adjustments to increase reserves could be required. There can be no assurance that rate increases we may seek will be approved by the applicable state regulators or, if approved, will be adequate to fully mitigate adverse loss experience. As a result of the inadequacy of the rates approved by Florida, among others, in 2015 we were required to make a $15.5 million capital contribution to fund the statutory loss experience in our American Pioneer subsidiary, which was subsequently merged into our Constitution Life subsidiary.

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

        We perform loss recognition tests for our Traditional business at least annually in the fourth quarter, and more frequently if adverse events or changes in circumstances indicate that the level of the liability, together with the present value of future gross premiums, may not be adequate to provide for future expected policy benefits and maintenance costs. Based on the results of our loss recognition test in 2015, we determined the GAAP benefit reserves, net of the DAC asset, along with the present value of future revenue, were not sufficient to provide for all future benefits and expenses. As a result, we wrote off $12.2 million of DAC. Further, in connection with the planned sale of the Traditional Insurance business to Nassau, we recorded a $133.8 million adjustment, after tax, to write down the carrying value of this business to estimated fair value in our consolidated GAAP financial statements. See Note 21—Discontinued Operations in the notes to consolidated financial statements for additional information. This adjustment included the write off of all remaining DAC and an increase in reserves. However, there can be no assurance they will continue to be sufficient in the future.

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

        Like many insurance companies, we transfer exposure to certain risks to others through reinsurance arrangements. Under these arrangements, the reinsurers assume a portion of the premium on the reinsured business and are responsible for a portion of the losses and expenses on that business. At December 31, 2015, we had $608 million recoverable from reinsurers, including $605 million related to our Traditional Insurance business. When we obtain reinsurance, we are still liable for those transferred risks if the reinsurer cannot meet its obligations. From time to time, we have disputes with our reinsurers concerning, among other things, our compliance with the relevant reinsurance treaty or our administration of the underlying block of business. If these disputes are resolved unfavorably to us, it could result in substantial damages against us or, in some instances, termination of the underlying reinsurance treaty, which could have a material adverse effect on our Traditional business and our consolidated results of operations. In addition, the inability or failure of our reinsurers to meet their financial obligations may require us to increase liabilities, thereby reducing our net income and overall profitability.

ITEM 1B—UNRESOLVED STAFF COMMENTS

        There are no unresolved comments from the Staff of the Securities and Exchange Commission regarding the registrant's periodic or current reports under the Act.

ITEM 2—PROPERTIES

        Our corporate headquarters are located in White Plains, New York. We also have offices in Lake Mary, Florida; Houston, Texas; and Syracuse, New York. In addition, we maintain other smaller offices to support our businesses. Management considers its office facilities suitable and adequate for the current level of operations. Additional information regarding our lease obligations is included in Note 22—Commitments and Contingencies in the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.

ITEM 3—LEGAL PROCEEDINGS

        In addition to the matters discussed below, we are also subject to a variety of legal proceedings, arbitrations, governmental investigations, including SEC investigations, audits, claims and litigation, including claims under the False Claims Act and claims for benefits under insurance policies and claims by members, providers, customers, employees, regulators and other third parties. In some cases, plaintiffs seek punitive damages. It is not possible to accurately predict the outcome or estimate the resulting penalty, fine or other remedy that may result from any current or future legal proceeding, investigation, audit, claim or litigation. Nevertheless, the range of outcomes and losses could be significant and could have a material adverse effect on our consolidated financial statements.

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

  Governmental Regulation

        Laws and regulations governing Medicare, Medicaid and other state and federal healthcare and insurance programs are complex and subject to significant interpretation. As part of the Affordable Care Act, known as ACA, CMS, State regulatory agencies and other regulatory agencies have been exercising increased oversight and regulatory authority over our Medicare and other businesses. Compliance with such laws and regulations is subject to CMS audit, other governmental review and investigation, including SEC investigations and significant and complex interpretation. CMS audits our Medicare Advantage plans with regularity to ensure we are in compliance with applicable laws, rules, regulations and CMS instructions. Our Medicare Advantage plans will likely be subject to an audit in 2016 and our Total Care Medicaid plan will be subject to audit in 2016. There can be no assurance that we will be found to be in compliance with all such laws, rules and regulations in connection with these audits, reviews and investigations, and at times we have been found to be out of compliance. Failure to be in compliance can subject us to significant regulatory action including significant fines, penalties, cancellation of contracts with governmental agencies or operating restrictions on our business, including, without limitation, suspension of our ability to market to and enroll new members in our Medicare plans, termination of our contracts with CMS, exclusion from Medicare and other state and federal healthcare programs and inability to expand into new markets or add new products within existing markets.

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

        Over the period from around 2012 to March 2015, the Company's then Chief Financial Officer and the Ernst & Young ("EY") coordinating audit partner developed a close friendship that extended to various members of their families that went well beyond what could be considered customary as between auditor and client, and raised questions as to the appearance of independence of EY and the EY coordinating audit partner. Upon learning of the extent of this friendship, EY informed the Company and the Company's Audit Committee of its concern and replaced the EY coordinating audit partner. Under the supervision of a new EY coordinating audit partner, EY reviewed, reassessed and, where appropriate, re-performed its independence and audit procedures. After assessing all the relevant facts, EY, the Company, and the Company's Audit Committee concluded and continue to believe that these matters did not affect EY's objectivity, skepticism or impartiality as the Company's auditors. As a result, EY issued its 2014 audit report on March 30, 2015.

        For additional information relating to litigation affecting us, please see Note 22—Commitments and Contingencies in the Notes to Consolidated Financial Statements of this Annual Report, which is incorporated into this Part I—Item 3—Legal Proceedings by reference.

ITEM 4—MINE SAFETY DISCLOSURES

        N/A

PART II

ITEM 5—MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

        The following table sets forth the high and low closing sales prices for Universal American common stock on the NYSE National Market, as reported by the NYSE for the periods indicated. Prices have been adjusted to reflect the $0.75 dividend paid in October 2015.

	Common Stock
			Cash Dividends Declared
	High	Low
2015
Fourth Quarter	$7.65	$5.93	$0.75
Third Quarter	$9.38	$6.00	$—
Second Quarter	$10.22	$8.42	$—
First Quarter	$9.93	$8.03	$—
2014
Fourth Quarter	$8.63	$7.05	$—
Third Quarter	$7.90	$7.17	$—
Second Quarter	$7.63	$6.29	$—
First Quarter	$6.78	$5.90	$—

        The closing sale price of our common stock on March 8, 2016, as reported by the NYSE, was $6.85 per share.

Shareholders

        As of the close of business on March 8, 2016, there were approximately 800 registered holders of record of our voting common stock and one holder of record for our nonvoting common stock.

Dividends

        On October 26, 2015, we paid a special cash dividend of $0.75 per share, to shareholders of record on October 19, 2015.

Issuer Purchases of Equity Securities

        None.

Stock Performance Graph

        The following graph compares the cumulative total shareholder return on our common stock with the cumulative total return of the NYSE Composite Index, and the Dow Jones US Select Health Care Providers Index, to represent our peer group. The graph assumes an investment of $100 in each of our common stock, the NYSE Composite group, and the peer group on May 2, 2011, the first day of trading for Universal American after the sale of our Medicare Part D business. The graph assumes that the value of the investment in our common stock and in the above referenced indices was $100 at May 2, 2011 and that all dividends were reinvested. The price of our common stock on May 2, 2011, on which the graph is based, was $9.33. The shareholder return shown on the following graph is not necessarily indicative of future performance.

Comparison of Cumulative Total Return Among
Universal American Corp. Common Stock,
New York Stock Exchange Composite Index, S&P 500 Index and
Peer Group
May 2, 2011 through December 31, 2015

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

ITEM 6—SELECTED FINANCIAL DATA

        The table below provides selected financial data and other operating information as of and for the five years ended December 31, 2015. We derived the selected financial data presented below from our audited financial statements. Note that our Traditional Insurance business is currently held for sale and as of December 31, 2015 is being reported as discontinued operations. In addition, our APS Healthcare businesses were sold in 2015 and our Medicare Part D business was sold in 2011 and both are reported as discontinued operations. Our Consolidated Financial Statements and the selected financial data presented below have been restated for all periods to reflect these businesses as discontinued operations. See Note 21—Discontinued Operations for additional information on the 2015 transactions. We have prepared the following data, other than statutory data, in conformity with U.S. generally accepted accounting principles, known as GAAP. You should read this selected financial data together with our Consolidated Financial Statements and the Notes to Consolidated Financial Statements as well as the discussion under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations."

	For the Year Ended December 31,
	2015	2014	2013	2012	2011
	(in thousands, except per share data)
Income Statement Data:
Net premiums	$1,436,165	$1,573,024	$1,629,947	$1,619,336	$1,960,494
Net investment income	12,098	19,761	18,997	23,453	26,395
Fee and other income	4,524	3,434	512	3,948	13,902
Net realized gains (losses)	38,954	(649)	13,806	14,315	880

Total revenues	1,491,741	1,595,570	1,663,262	1,661,052	2,001,671
Total benefits, claims and expenses	1,481,921	1,607,857	1,646,335	1,594,261	2,007,452

Income (loss) from continuing operations before equity in losses of unconsolidated subsidiaries	9,820	(12,287)	16,927	66,791	(5,781)
Equity in losses of unconsolidated subsidiaries	(9,626)	(17,793)	(33,602)	(10,222)	—

Income (loss) from continuing operations before taxes	194	(30,080)	(16,675)	56,569	(5,781)
Provision for (benefit from) income taxes	4,995	(5,116)	(4,781)	17,214	1,689

(Loss) income from continuing operations	(4,801)	(24,964)	(11,894)	39,355	(7,470)

Discontinued operations:
(Loss) income from discontinued operations before income taxes	(188,476)	(3,845)	(186,561)	21,065	(63,589)
(Benefit from) provision for income taxes	(29,308)	658	(6,129)	7,387	(22,858)

(Loss) income from discontinued operations	(159,168)	(4,503)	(180,432)	13,678	(40,731)

Net (loss) income	$(163,969)	$(29,467)	$(192,326)	$53,033	$(48,201)

(Loss) income per common share:
Basic:
Continuing operations	$(0.06)	$(0.30)	$(0.14)	$0.46	$(0.09)
Discontinued operations	(1.93)	(0.05)	(2.06)	0.15	(0.52)

Net (loss) income	$(1.99)	$(0.35)	$(2.20)	$0.61	$(0.61)

Diluted:
Continuing operations	$(0.06)	$(0.30)	$(0.14)	$0.45	$(0.09)
Discontinued operations	(1.93)	(0.05)	(2.06)	0.16	(0.52)

Net (loss) income	$(1.99)	$(0.35)	$(2.20)	$0.61	$(0.61)

	As of December 31,
	2015	2014	2013	2012	2011
	(in thousands, except per share data)
Balance Sheet Data:
Total cash and investments	$373,599	$447,823	$477,133	$564,076	$526,998
Total assets	1,737,059	2,100,954	2,155,858	2,565,369	2,357,816
Policyholder related liabilities	101,971	108,419	129,819	115,611	142,305
Stockholders' equity	382,395	614,465	664,899	1,012,497	940,363
Book value per share:
Basic	$4.52	$7.34	$7.49	$11.47	$11.54

Dividends per share	$0.75	$—	$1.60	$1.00	$—

Data Reported to Regulators(1):
Statutory capital and surplus	$282,469	$345,422	$369,850	$564,380	$607,972
Asset valuation reserve	3,597	4,510	3,911	2,967	1,384

Adjusted capital and surplus	$286,066	$349,932	$373,761	$567,347	$609,356

(1)
2015 and prior periods include capital and surplus for Constitution Life Insurance Company (Constitution) and The Pyramid Life Insurance Company (Pyramid) which will be transferred to Nassau Reinsurance Group Holdings, L.P. ("Nassau") in connection with the Traditional Insurance sale. 2014 and prior also include capital and surplus of Marquette National Life Insurance Company (Marquette) and American Pioneer Life Insurance Company (Pioneer) which were merged into Constitution during 2015. 2012 and prior also include capital and surplus of Union Bankers Insurance Company, or Union Bankers, which was merged into Constitution during 2013. At December 31, 2015, Constitution and Pyramid had combined capital and surplus of $82.7 million and combined asset valuation reserve of $1.9 million.

ITEM 7—MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

        The following discussion and analysis presents a review of our financial condition as of December 31, 2015 and our results of operations for the years ended December 31, 2015, 2014 and 2013. As used in this report, except as otherwise indicated, references to the "Company," "Universal American," "we," "our," and "us" are to Universal American Corp., a Delaware corporation and its subsidiaries.

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

Overview

        Universal American, through our family of healthcare companies, provides health benefits to people covered by Medicare and Medicaid. Our core strength is our ability to partner with primary care physicians to improve health outcomes while reducing cost in the Medicare population. We currently are focused on three main businesses:

  •
  Medicare Advantage:  We currently serve the growing Medicare population by providing Medicare Advantage products to approximately 114,000 members. Approximately 32% of the Medicare population in the United States is currently enrolled in Medicare Advantage plans; a type of Medicare health plan offered by private companies that contract with the federal government to provide enrollees with health insurance. Our current focus is to grow our Medicare Advantage business in Texas (especially Houston/Beaumont), upstate New York (especially the Syracuse area) and Maine, regions in which we have meaningful market positions.

  •
  Medicare Accountable Care Organizations:  We believe there is a significant opportunity to address the high cost and lack of coordination of health care for the majority of the Medicare fee-for-service population and have joined with provider groups to operate Accountable Care Organizations, or ACOs, that participate in the Medicare Shared Saving Program, known as the MSSP. We currently operate twenty-one MSSP ACOs and one Next Generation ACO, including approximately 3,200 participating providers with approximately 236,000 assigned Medicare fee-for-service beneficiaries. In 2015, our Houston-based ACO was selected by CMS to participate in the Next Generation ACO model effective January 1, 2016.

  •
  Medicaid:  We also own and operate the Total Care Medicaid health plan, currently serving approximately 39,000 members in upstate New York.

Healthy Collaboration® Strategy

        We have developed a successful primary care physician alignment strategy that we have branded as The Healthy Collaboration®. We work in collaboration with healthcare providers, especially primary care physicians, to help them assume and manage risk, in order to achieve measurably better quality and lower cost. Primary care is among the least expensive part of the overall care continuum. We believe that if given the right tools and incentives, primary care physicians can have significant leverage in improving the cost and quality of health care. Below are the key elements of the strategy:

  •
  We align incentives through gain sharing arrangements so that providers are incented to assist members to achieve healthy outcomes;

  •
  We provide actionable data and analytics to providers and employ enabling technology to ensure that the right care is delivered at the right time in the right setting; and

  •
  We engage the people we serve to help them make informed choices about their healthcare.

Emerging Opportunities in Healthcare

  Senior Market Opportunity

        We believe that attractive growth opportunities exist in providing health insurance to the growing senior market. At present, approximately 57 million Americans are eligible for Medicare, the Federal program that offers basic hospital and medical insurance to people over 65 years old and some disabled people under the age of 65. According to the Pew Research Center, more than 3.5 million Americans turn 65 in the United States each year, and this number is expected to grow as the so-called baby boomers continue to turn 65 and continue for nearly 20 years. In addition, many large employers that traditionally provided medical and prescription drug coverage to their retirees have begun to curtail these benefits. Medicare Advantage continues to grow its share of the overall Medicare market and we believe is likely to continue to gain positive acceptance with consumers.

        Over the past several years, we made a strategic decision to offer Medicare Advantage plans only in markets where we believe we can positively impact the cost and quality of healthcare through collaboration with providers. Accordingly, we now offer plans in only three states (Texas, New York and Maine). In the Houston/Beaumont region, we currently maintain the leading market position with strong brand awareness and committed and aligned physician groups with whom we share risk. In upstate New York, we are in the process of converting this historically fee-for-service market into a more value-based system by introducing pay for performance to the primary care physicians in the region.

        Approximately 97% of our 2016 membership is in plans that received a 4-Star Medicare quality rating. The Company earned a 4-Star rating for its flagship TexanPlus® plan in Houston/Beaumont and for its largest plans in New York and Maine, Today's Options PPO plan and Today's Options Network PFFS plan. Plans that achieve a 4-Star rating or better are entitled to additional bonus payments and higher rebate percentages from CMS which enables the plans to enhance their product offering to members and prospective members through reduced premiums, reduced member cost sharing amounts, and/or additional benefits.

  Medicare Advantage

        Medicare Advantage—Texas:    Universal American's largest Medicare Advantage market is Texas, primarily the Houston/Beaumont region and North Texas. We market our products using the TexanPlus® brand. The products provided in our Texas markets include only HMO plans, although we introduced a special needs plan for dual eligibles (dSNP) in 2016 which currently has nominal membership. Enrollment in this market is generally supported by career agents.

  •
  Our HMO plans are offered under contracts with CMS and provide all basic Medicare covered benefits with reduced member cost-sharing as well as additional supplemental benefits, including a defined prescription drug benefit. We built this coordinated care product around contracted networks of providers who, in cooperation with the health plan, coordinate an active care management program. In addition to a monthly payment per member from CMS, the plan may collect a monthly premium from its members enrolled in specified products.

  •
  In connection with the HMOs, we operate separate Medicare Advantage Management Service Organizations that manage that business and affiliated Independent Physician Associations or IPAs through gain sharing arrangements. We participate in the net results derived from these affiliated IPAs.

        Medicare Advantage—Northeast:    Universal American's second largest market is upstate New York, primarily the ten counties that are considered part of the Syracuse market. Universal American markets its Medicare Advantage products using the Todays Options® brand. Enrollment in this market is generally supported by independent agents.

        The products provided in our Northeast market include PPO, Network PFFS, and our new HMO plan that was introduced in 2016. The HMO plan in upstate New York currently has nominal membership.

  •
  Our HMO and PPO plans are provided under the brand Today's Options® HMO and Today's Options® PPO, respectively. They are offered under contracts with CMS and provide all basic Medicare covered benefits with reduced member cost-sharing as well as additional supplemental benefits, including a defined prescription drug benefit. This coordinated care product is built around contracted networks of providers who, in cooperation with the health plan, coordinate an active care management program. In addition to a monthly payment per member from CMS, the plan may collect a monthly premium from its members enrolled in specified products.

  •
  Our Network PFFS plans, which are provided under the brand Today's Options® are offered under contracts with CMS and provide enhanced health care benefits compared to Medicare fee-for-service, subject to cost sharing and other limitations. Even though these plans allow the members more flexibility in the delivery of their health care services than other Medicare Advantage plans, we actively coordinate care for these members in a similar manner to our PPO and HMO plans. Some of these products include a defined prescription drug benefit. In addition to a fixed monthly payment per member from CMS, individuals in these plans may be required to pay a monthly premium in selected counties or for selected enhanced products.

  MSSP—Accountable Care Organizations

        The Patient Protection and Affordable Care Act and The Healthcare and Education Reconciliation Act of 2010, which we collectively refer to as the ACA established Medicare Shared Savings ACOs as a tool to improve quality and lower costs through increased care coordination in the Medicare fee-for-service, or FFS, program, which covers the majority of the Medicare-eligible population. The MSSP covers nearly eight million FFS beneficiaries comprising approximately 430 ACOs. CMS established the MSSP to facilitate coordination and cooperation among providers to improve the quality of care for FFS beneficiaries and reduce unnecessary costs. The MSSP is designed to improve beneficiary outcomes and increase value of care by:

  •
  promoting accountability for the care of Medicare FFS beneficiaries;

  •
  fostering better coordination of care for items and services provided under Medicare FFS; and

  •
  encouraging investment in infrastructure and redesigned care processes.

The MSSP will reward ACOs that lower their health care costs while surpassing a minimum savings rate and meeting quality of care performance standards. Cost savings below the benchmark provided by CMS will be shared at least 50% with the ACOs. The minimum savings rate set by CMS varies depending on the number of beneficiaries assigned to the ACO, starting at 3.9% for ACOs with assigned beneficiaries totaling 5,000 and grading to 2.0% for ACOs with assigned beneficiaries totaling 60,000 or more.

        Universal American currently sponsors 21 MSSP ACOs in ten States and one Next Generation ACO operating in Houston, Texas, which include 3,200 participating providers and approximately 236,000 Medicare FFS beneficiaries covering more than $2.5 billion of medical spend. Certain of our ACOs overlap a portion of our Medicare Advantage footprint (Houston, Dallas and New York) and Medicaid footprint (Syracuse) which capitalizes on our existing relationship with providers. The other ACOs have no overlap with existing operations, offering an opportunity for expansion into other products and services. For example, in 2016, we launched a Medicare Advantage PPO plan in Westchester County, NY in collaboration with CareMount Medical, formerly known as Mt. Kisco Medical Group, one of our existing ACO partners. In addition, in 2016, we also launched a new Medicare Advantage HMO plan in the Syracuse NY area in collaboration with the largest primary care group in the region, one our ACO partners.

        In June 2015, the MSSP rules were revised in several important ways that we believe demonstrates an ongoing commitment by CMS to maintain participation in the MSSP. For example, Medicare ACOs now have more options under the MSSP, such as:

  •
  MSSP Track 1:  One-sided risk (upside only); up to 50% shared savings; retrospective attribution

  •
  MSSP Track 2:  Two-sided risk; up to 60% shared savings; retrospective attribution

  •
  MSSP Track 3:  Two-sided risk; up to 75% shared savings; prospective attribution

        Additionally, the CMS Center for Medicare and Medicaid Innovation, or CMMI, launched the Next Generation ACO Model, a new value-based payment model that encourages providers to assume greater risk and reward in coordinating the healthcare of Medicare fee-for-service beneficiaries. The Next Generation ACO model provides ACOs with additional tools not found in the MSSP but used in the Medicare Advantage program to improve quality and lower cost, including preferred networks, negotiated discounts and beneficiary incentives. The Next Generation ACO model offers two risk arrangements with prospectively assigned beneficiaries under which a Next Generation ACO can share up to 80% or 100% of savings (losses) generated in each performance year depending on the financial arrangement selected by the ACO.

        In 2016, six of our MSSP ACOs elected Track 2 with the balance of MSSP ACOs remaining on Track 1. In addition, our Houston-based ACO was selected by CMS to participate in the Next Generation ACO model effective January 1, 2016.

        We provide our ACOs with care coordination, analytics and reporting, technology and other administrative capabilities to enable participating providers to deliver better care and lower healthcare costs for their Medicare FFS beneficiaries. We employ local market staff (operations and clinical) to drive physician and their staff engagement and care coordination improvements. Over the past few years, we have reduced the number of our active ACOs based on a variety of factors, including the level of engagement by the physicians in the ACO and the likelihood of the ACO achieving shared savings. We may make further reductions in the future.

        On July 30, 2015, CMS informed us that our 23 MSSP ACOs which were active in 2014, generated $80 million in gross savings for program year 2014. This compares to $66 million in gross savings for 2012/2013, the first program period of the MSSP, which comprised up to 21 months and which we reported in the third quarter of 2014. For these 23 ACOs, the program year 2014 results showed that:

  •
  9 ACOs, serving more than 105,000 Medicare beneficiaries, including our flagship ACO in Houston, qualified for shared savings totaling $26.9 million. Our share of these payments, recorded in the second quarter of 2015, after payments to our physician partners of $6.0 million, increased to $20.9 million, which is reflected in equity in losses of unconsolidated subsidiaries in our consolidated statements of operations. We received these payments during October 2015;

  •
  8 additional ACOs achieved savings but did not exceed the Minimum Savings Rate, known as MSR. Of those eight, four missed the MSR by less than 1%; and

  •
  Quality scores improved for all ACOs, which indicates improved healthcare management particularly for our chronically ill beneficiaries.

        During September 2014, we received notice that the ACOs generated $66 million in total program savings for CMS, as part of the MSSP for the first performance year of the MSSP (2012 and 2013). Of our 30 ACOs with start dates in 2012 and 2013, the results showed that:

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

        The MSSP is relatively new and therefore has limited historical experience. This impacts our ability to accurately accumulate and interpret the data available for calculating the ACOs' shared savings. Therefore, during 2015 and 2014, we recognized our portion of ACO shared savings revenue when notified by CMS. Such notification lags the Program Year to which the revenue relates by six to nine months. Revenue from the initial 2012/2013 Program Year, which ended on December 31, 2013, was recorded in the quarter ended September 30, 2014 and revenue for the 2014 Program Year, which ended on December 31, 2014, was recorded in the quarter ended June 30, 2015. Similarly, we were not able to recognize revenue for the year ended December 31, 2015 in the 2015 financial statements. We expect that revenue, if any, for the program year ended December 31, 2015 will be reported in 2016 when the MSSP revenue is either known or estimable with reasonable certainty. Based on the ACO operating agreements, we bear all costs of the ACO operations until revenue is recognized. At that point, we share in up to 100% of the revenue to recover our costs incurred. Any remaining revenue is generally shared equally with our ACO provider partners.

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

Historically, children have represented the largest eligibility group. Due to the Medicaid expansion provisions under the Affordable Care Act, CMS projects that Medicaid expenditures will increase from approximately $544 billion in 2015 to approximately $890 billion by 2024.

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

        Total Care NY Medicaid Plan—On December 1, 2013, we acquired the Total Care Medicaid health plan. Total Care provides Medicaid managed care services to approximately 39,000 members in three counties in upstate New York that overlap with our existing Medicare Advantage footprint. Roughly 80% of its members are located in Onondaga County. In addition to the Medicaid program, Total Care also participates in the Child Health Plus program for low-income, uninsured children.

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

  •
  stipulated minimum medical loss ratios (MLR), beginning in 2014;

  •
  non-deductible health insurance industry fee, beginning in 2014;

  •
  coding intensity adjustments, with mandatory minimums, beginning in 2014; and

  •
  limitation on the federal tax deductibility of compensation earned by individuals for certain types of companies, beginning in 2013.

        Reduced Medicare Advantage reimbursement rates—The ACA made several changes to Medicare Advantage. Beginning in 2012, the Medicare Advantage "benchmark" rates began the transition to target Medicare fee-for-service cost benchmarks of 95%, 100%, 107.5% or 115% of the calculated Medicare fee-for-service costs. The transition period is 2, 4 or 6 years depending upon the applicable county and 2017 will be the final transition year. The counties are divided into quartiles based on each county's fee-for-service Medicare costs. We estimate that approximately 63%, 35% and 1%, respectively, of our January 1, 2016 membership resides in counties where the Medicare Advantage benchmark rate will equal 95%, 115%, and 107.5%, respectively, of the calculated Medicare fee-for-service costs.

        Medicare Advantage payment benchmarks have been cut over the last several years, with additional funding reductions to be phased in as noted above. On February 19, 2016, CMS issued its 2017 Advance Notice and Draft Call Letter (the "Advance Notice") detailing preliminary 2017 Medicare Advantage benchmark payment rates. As is customary, CMS has invited public comment on these preliminary rates before issuing its final rates for 2017 in April 2016. The Advance Notice proposes to provide a slight overall increase to Medicare rates for 2017, but also plans to make other changes that could negatively impact our business. At this time, CMS is not implementing any major proposed policy changes with respect to the exclusion of in-home health risk assessments for risk adjustment purposes. If implemented, such change would result in significant additional funding declines for the Company. We will continue to evaluate proposed changes detailed in the Advance Notice, some of which could adversely affect our plan benefit designs, market participation, growth prospects and earnings potential for our Medicare Advantage plans in the future.

        Implementation of quality bonus for Star ratings—Beginning in 2012, Medicare Advantage plans with an overall "Star rating" of three or more stars (out of five) based on 2011 performance were eligible for a "quality bonus" in their basic premium rates. For 2015 and beyond, plans must achieve an overall star rating of at least 4 stars to receive the quality bonus. Plans receiving Star bonus payments are required to use the additional dollars to provide "extra benefits" for the plans' enrollees, to comply with required MLR, resulting in a competitive advantage for those plans rather than a direct financial impact. In addition, beginning in 2012, Medicare Advantage Star ratings affect the rebate percentage available for plans to provide additional member benefits (plans with quality ratings of 3.5 stars or above will have their rebate percentage increased from a base rate of 50% to 65% or 70%). In all cases, this rebate percentage is lower than the pre-ACA rebate percentage of 75%. Approximately 97% of our 2016 membership is in plans that received a 4-Star Medicare quality rating. The Company earned a 4-Star rating for its flagship TexanPlus® plan in Houston/Beaumont and for its largest plans in New York and Maine, Today's Options PPO plan and Today's Options Network PFFS plan. A summary of these ratings is presented below:

Contract	Plan Name	Location	Members (000's)	2016 Star Rating
H4506	Texan Plus HMO	Southeast Texas—Houston/Beaumont	65.7	4.0
H2816	Today's Options Network PFFS	Northeast—New York & Maine	32.4	4.0
H2775	Today's Options PPO	Northeast—New York & Maine	12.7	4.0
H0174	Texan Plus D-SNP	Southeast Texas	0.1	4.0
H5656	Texan Plus HMO	North Texas—Dallas	3.1	3.0

			114.0

        Notwithstanding continued efforts to improve or maintain our Star ratings and other quality measures, there can be no assurances that we will be successful. Accordingly, our plans may not be eligible for full level quality bonuses or increased rebates, which could adversely affect the benefits such plans can offer, reduce membership, and reduce profit margins.

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

        Stipulated minimum MLRs—Beginning in 2014, the ACA stipulates a minimum MLR of 85% for Medicare Advantage plans. This MLR which is calculated at a plan level, takes into account benefit costs, quality initiative expenses, the ACA fee and taxes. Financial and other penalties may result from failing to achieve the minimum MLR ratio. For the years ended December 31, 2015 and 2014 our Medicare Advantage plans exceeded the minimum MLR, as defined by CMS. Complying with such minimum ratio by increasing our medical expenditures or refunding any shortfalls to the federal government could have a material adverse effect on our operating margins, results of operations, and our statutory capital.

        Non-deductible health insurance industry fee ("ACA Fee")—Beginning in 2014, the new healthcare reform legislation imposed an annual aggregate health insurance industry fee of $8.0 billion, increasing to $11.3 billion in 2015 (with increasing annual amounts thereafter) on health insurance premiums, including Medicare Advantage premiums, that is not deductible for income tax purposes. In 2017, the ACA Fee has been suspended for one year. Our effective income tax rate increased in 2014, and will remain at a higher level in future years in which the ACA fee is assessed. Our share of the ACA Fee is based on our pro rata percentage of premiums written during the preceding calendar year compared to the industry as a whole, calculated annually. The ACA Fee, first expensed and paid in 2014, adversely affects the profitability of our Medicare Advantage business and could have a material adverse effect on our results of operations. We paid a fee of $28.8 million in 2015 and $23.1 million in 2014, based on prior year net written premiums and estimate that the ACA Fee to be paid in 2016, based on 2015 net written premiums, will be approximately $25 million. Pursuant to GAAP, the liability for the ACA Fee will be estimated and recorded in full once the entity provides qualifying health insurance in the corresponding period with a corresponding deferred cost that is to be amortized to expense on a straight-line basis over the applicable calendar year. For statutory reporting purposes, the ACA Fee will be expensed on January 1 in the year of payment, rather than amortized to expense over the year. The ACA Fee is included in other operating costs; however, will be factored in when calculating the stipulated minimum MLR.

        Coding intensity adjustments—Under the ACA, the coding intensity adjustment instituted in 2010 became permanent, resulting in mandated minimum reductions in risk scores of 4.91% in 2014 increasing each year to 5.91% in 2018. These coding adjustments may adversely affect the level of payments from CMS to our Medicare Advantage plans.

        Limitation on the federal tax deductibility of compensation earned by individuals—Beginning in 2013, with respect to services performed during 2010 and afterward, for health insurance companies, the federal tax deductibility of compensation is limited under Section 162(m)(6) of the Code to $500,000 per individual and does not contain an exception for "performance-based compensation." In September 2014, the Internal Revenue Service issued final regulations on this compensation deduction limitation which provided additional information regarding the definition of a health insurance issuer. Based on our analysis of the final regulations, we believe we are not subject to the limitation. As a result, during the fourth quarter of 2014, we recorded a tax benefit of $3.2 million related to prior years and $1.7 million related to the first nine months of 2014. Prior to receiving the final regulations, our application of this limitation had increased our effective tax rate by approximately 60 basis points for the year ended December 31, 2013 and 200 basis points for the year ended December 31, 2012. However, there is a risk that the Internal Revenue Service or other regulators may disagree with our interpretation, which could result in higher taxes.

        Accountable Care Organizations—The ACA established Medicare ACOs, as a tool to improve quality and lower costs through increased care coordination in the FFS program. CMS established the MSSP to facilitate coordination and cooperation among providers to improve the quality of care for

Medicare fee-for-service beneficiaries and reduce unnecessary costs. To date, we have partnered with numerous groups of healthcare providers and currently participate in twenty-one MSSP ACOs and one Next Generation ACO in the Houston market. ACOs are entities that contract with CMS to serve the FFS population with the goal of better care for individuals, improved health for populations and lower costs. ACOs share savings with CMS to the extent that the actual costs of serving assigned beneficiaries are below certain trended benchmarks of such beneficiaries and certain quality performance measures are achieved. We provide a variety of services to the ACOs, including care coordination, analytics and reporting, technology and other administrative services to enable these physicians and their associated healthcare providers to deliver better quality care, improved health and lower healthcare costs for their Medicare FFS patients.

        Under the MSSP, CMS will not make any payments to ACOs for a measurement year until the second half of the following year, which will negatively impact our cash flows. In order to receive revenues from CMS under the MSSP, the ACO must meet certain minimum savings rates (i.e. save the federal government money) and meet certain quality measures. More specifically, an ACOs medical expenses for its assigned beneficiaries during a relevant measurement year must be below the benchmark established by CMS for such ACO. On the quality side, the MSSP requires ACOs to meet thirty-three quality measures, which CMS may vary from time to time. Notwithstanding our efforts, our ACOs may be unable to meet the required savings rates or may not satisfy the quality measures, which may result in our receiving no revenues and losing our substantial investment. In addition, as the MSSP is a new program, it presents challenges and risks associated with the timeliness and accuracy of data and interpretation of complex rules, which may impact the timing and amount of revenue we can recognize and could have a material adverse effect on our ability to recoup any of our investment in this new business. Further, there can be no assurance that we will maintain positive relations with our ACO partners which may result in certain of the ACOs terminating our relationship, which will result in a potential loss of our investment.

        On June 4, 2015, CMS released a final rule updating provisions related to the MSSP in the second contract period for years 2016-2019. This final rule made several changes, including allowing ACOs to participate in Track 1 for a second agreement period with the same sharing rate (up to 50%), establishing a new Track 3 with two-sided risk with additional flexibilities, providing new beneficiary-level claims data that will improve overall ACO information, and easing certain administrative requirements.

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

Special Cash Dividend

        On October 26, 2015, we paid a special cash dividend of $0.75 per share, to shareholders of record on October 19, 2015. The total dividend was $63.0 million. This dividend is a liquidating dividend and was recorded as a reduction of additional paid in capital.

Membership

        The following table presents our membership in Medicare Advantage products:

	January 31, 2016	December 31, 2015
	(in thousands)
Houston/Beaumont	65.7	63.0
Dallas	3.1	3.6
SETX dSNP	0.1	—

Texas	68.9	66.6
Upstate New York/Maine	45.1	40.5

Medicare Advantage	114.0	107.1

Segment Overview

        Our business segments are based on product and consist of:

  •
  Medicare Advantage;

  •
  MSO; and

  •
  Medicaid.

        Our remaining segment, Corporate & Other, reflects the activities of our holding company, our prior participation in the New York Health Benefits Exchange, known as the Exchange, and other ancillary operations. Effective January 1, 2015, we are no longer participating in the Exchange. See Note 23—Business Segment Information in the Notes to Consolidated Financial Statements for a description of our segments.

        We report intersegment revenues and expenses on a gross basis in each of the operating segments but eliminate them in the consolidated results. These intersegment revenues and expenses affect the amounts reported on the individual financial statement line items, but we eliminate them in consolidation and they do not change income before taxes. The most significant items eliminated relate to interest on intercompany loans which cross segments.

Results of Operations—Consolidated Overview

        The following table reflects income (loss) from each of our segments and contains a reconciliation to reported net loss:

	For the year ended December 31,
	2015	2014	2013
	(in thousands)
Medicare Advantage(1)	$21,480	$48,121	$54,027
MSO(1)	(20,058)	(30,809)	(41,588)
Medicaid(1)	105	2,635	(526)
Corporate & Other(1)	(40,287)	(49,378)	(42,394)
Net realized gains (losses)(1)	38,954	(649)	13,806

Income (loss) before income taxes(1)	194	(30,080)	(16,675)
Provision for (benefit from) income taxes	4,995	(5,116)	(4,781)

Loss from continuing operations	(4,801)	(24,964)	(11,894)
Loss from discontinued operations	(159,168)	(4,503)	(180,432)

Net loss	$(163,969)	$(29,467)	$(192,326)

Loss per common share (diluted):
Loss from continuing operations	$(0.06)	$(0.30)	$(0.14)
Loss from discontinued operations	(1.93)	(0.05)	(2.06)

Net loss	$(1.99)	$(0.35)	$(2.20)

(1)
We evaluate the results of operations of our segments based on income (loss) before realized gains and losses and income taxes. We believe that realized gains and losses are not indicative of overall operating trends. This differs from U.S. GAAP, which reflects the effect of realized gains and losses and income taxes in the determination of net income (loss). The schedule above reconciles our segment income (loss), to net (loss) income in accordance with U.S. GAAP.

  Years ended December 31, 2015 and 2014

        Loss from continuing operations for the year ended December 31, 2015 was $4.8 million, or $0.06 per diluted share, compared to a loss from continuing operations of $25.0 million, or $0.30 per diluted share, for the year ended December 31, 2014. These amounts include realized gains (losses), net of taxes, of $25.3 million, or $0.31 per diluted share, and $(1.8) million, or $(0.02) per diluted share in 2015 and 2014, respectively.

        Our Medicare Advantage segment generated income before income taxes of $21.5 million for the year ended December 31, 2015; a decrease of $26.6 million compared to the year ended December 31, 2014. The decrease in earnings was primarily driven by higher utilization in our Northeast markets, expected lower membership as we exited non-core markets, a decrease in favorable prior period items and lower net investment income, partially offset by a decrease in commissions and general expense levels driven by our cost reduction initiatives. Our administrative expense ratio improved to 10.8% for the year ended December 31, 2015 from 12.1% in 2014 due to the cost reduction initiatives. The year ended December 31, 2015, included $4.0 million of net favorable prior period items compared to $33.0 million of favorable items for the year ended December 31, 2014.

        Our MSO segment generated a loss before income taxes of $20.1 million for the year ended December 31, 2015, compared to a loss of $30.8 million for the year ended December 31, 2014, an improvement of $10.8 million. This improvement was primarily driven by a $7.5 million increase in shared savings revenue, as nine of our ACOs qualified for shared savings in program year 2014, compared with three ACOs in program year 2012/2013. Operating expenses for the year ended December 31, 2015 were $40.9 million compared to $44.2 million for the year ended December 31, 2014, reflecting fewer active ACOs in 2015.

        Our Medicaid segment generated income before income taxes of $0.1 million for the year ended December 31, 2015 compared to income of $2.6 million for the year ended December 31, 2014. This decrease was as a result of higher medical benefits primarily related to increased inpatient utilization and unfavorable claims run-out from prior periods as well as an increase in operating expenses, partially offset by an increase in net premiums due to higher state capitation rates.

        Our Corporate & Other segment reported a loss of $40.3 million for the year ended December 31, 2015 compared to a loss of $49.4 million in 2014. This improvement was primarily due to corporate expense reduction initiatives, the discontinuation of our Exchange business and lower legal and debt service costs.

        Net realized gains for the year ended December 31, 2015 included gains of $29.6 million and $6.1 million on our cost-method minority investments in naviHealth and Data Driven Delivery Systems, Inc. (DDDS), respectively.

        Our effective tax rate from continuing operations was a provision in excess of 100% for 2015, compared with a benefit of 17% for 2014. The effective rate in 2015 and 2014 differs from the expected benefit of the 35% federal rate due to permanent items, primarily the ACA fee and preferred dividends, as well as state income taxes, net of non-recurring tax benefits. Non recurring tax benefits included in income taxes amounted to $6.4 million and $5.8 million for the years ended December 31, 2015 and 2014, respectively. The 2015 benefit primarily relates to $4.3 million in foreign tax credit carryforwards created in connection with the February 2015 sale of APS Puerto Rico, net of valuation allowance and a $2.4 million net capital loss created in connection with the Traditional Insurance fair value adjustment, net of valuation allowance. Utilization of these tax benefits will be as a result of sufficient taxable income, of the appropriate character, from continuing sources; therefore, they are included in continuing operations. The 2014 benefit primarily relates to the reversal of executive compensation previously considered non-deductible under Code section 162(m)(6) that resulted in the recording of a $3.2 million benefit for amounts considered non-deductible in our prior year tax return, recording of $1.3 million of foreign tax credits and a $0.7 million reserve release related to items on which the statute of limitations has expired.

        Our after-tax loss from discontinued operations was $159.2 million and $4.5 million for the years ended December 31, 2015 and 2014, respectively. 2015 included a pre-tax write down to fair value of $149.2 million, on our Traditional Insurance business, which is considered held for sale at December 31, 2015, a realized loss of $17.4 million, pre-tax, on the sale of APS Healthcare's domestic and foreign businesses and a restructure charge of $5.6 million related to the shutdown of facilities, run out of the retained managed behavioral health (MBH) business and severance. The 2015 loss also included operating results for Traditional Insurance for the year and APS Healthcare for the period prior to the sale and a return to provision adjustment related to the 2014 income tax return of the disposed businesses. 2014 income represents operating results of the disposed businesses. For further information on the Traditional Insurance transaction and the sale of APS Healthcare's businesses, see Note 21—Discontinued Operations and Note 18—Restructuring Charges in the Notes to Consolidated Financial Statements.

  Years ended December 31, 2014 and 2013

        Loss from continuing operations for the year ended December 31, 2014 was $25.0 million, or $0.30 per diluted share, compared to a loss from continuing operations of $11.9 million, or $0.14 per diluted share, for the year ended December 31, 2013. These amounts include realized (losses) gains, net of taxes, of $(1.8) million, or $(0.02) per diluted share, and $9.0 million, or $0.10 per diluted share in 2014 and 2013, respectively.

        Our Medicare Advantage segment generated income before income taxes of $48.1 million for the year ended December 31, 2014; a decrease of $5.9 million compared to the year ended December 31, 2013. The decrease in earnings was primarily driven by the then new ACA fee of $22.9 million (effective in 2014), lower membership and lower net investment income; offset by an improved medical benefit ratio of 84.0% for the full year 2014 compared to 85.1% for 2013 and a decrease in our administrative expense ratio from 12.8% in 2013 to 12.1% in 2014. The year ended December 31, 2014, included $33.0 million of net favorable prior year items compared to $23.3 million for the year ended December 31, 2013.

        Our MSO segment generated a loss before income taxes of $30.8 million for the year ended December 31, 2014; a decrease of $10.8 million compared to the year ended December 31, 2013. This improvement was primarily driven by the receipt of $13.4 million of revenue in 2014 related to the initial ACO program period ended December 31, 2013, partially offset by an increase in ACO operating expenses as we had four new ACOs start up on January 1, 2014.

        Our Medicaid segment generated income before income taxes of $2.6 million for the year ended December 31, 2014 compared to a loss of $0.5 million for the year ended December 31, 2013. This was due to 2013 consisting of only one month of activity that included approximately $0.6 million of acquisition related costs.

        Our Corporate & Other segment reported a loss of $49.4 million for the year ended December 31, 2014 compared to a loss of $42.4 million in 2013. This change was primarily related to higher legal costs, costs associated with our participation in the Exchange and higher interest expense, partially offset by savings from corporate expense reduction initiatives and increased distributions received from cost-method investments.

        Net realized gains of $13.8 million for the year ended December 31, 2013 included a $9.9 million realized gain on an interest rate swap with the balance primarily driven by sales of securities in our fixed maturity investment portfolio.

        Our effective tax rate from continuing operations was a benefit of 17% for 2014 compared with a benefit of 29% for 2013. The effective rate in 2014 differs from the expected benefit of the 35% federal rate due to permanent items, primarily the ACA fee (new in 2014) and preferred dividends, as well as state income taxes, net of non-recurring tax benefits of $5.8 million. The 2014 non-recurring tax benefit primarily relates to the reversal of executive compensation previously considered non-deductible under Code section 162(m)(6) that resulted in the recording of a $3.2 million benefit for amounts considered non-deductible in our prior year tax return, recording of $1.3 million of foreign tax credits and a $0.7 million reserve release related to items on which the statute of limitations has expired. The variance in the 2013 effective tax rate compared with the expected benefit of the 35% federal rate was driven by permanent items relating primarily to non-deductible goodwill impairment, the limitation on the deductibility of executive compensation for health insurers enacted in the ACA, interest on the mandatorily redeemable preferred stock, state income taxes and non-recurring tax expenses of $1.4 million. The 2013 non-recurring tax expense primarily relates to the establishment of a valuation allowance against deferred tax assets principally related to foreign tax credits.

        Our after-tax loss from discontinued operations was $4.5 million and $180.4 million for the years ended December 31, 2014 and 2013, respectively. The decrease is primarily due to asset impairment charges taken in 2013 related to APS Healthcare of $189.4 million, pre-tax.

Segment Results—Medicare Advantage

        The following table presents the operating results of our Medicare Advantage segment:

	2015	2014	2013
	(in thousands)
Net premiums	$1,245,656	$1,393,444	$1,617,176
Net investment and other income	10,379	16,880	20,006

Total revenue	1,256,035	1,410,324	1,637,182

Medical expenses	1,074,658	1,171,002	1,376,960
Amortization of intangible assets	2,110	2,600	3,017
ACA fee	25,464	22,910	—
Commissions and general expenses	132,323	165,691	203,178

Total benefits, claims and other deductions	1,234,555	1,362,203	1,583,155

Segment income before income taxes	$21,480	$48,121	$54,027

        Our Medicare Advantage segment includes the operations of our Medicare coordinated care HMO, PPO and Network PFFS Plans (collectively known as the Plans). Our HMOs offer coverage to Medicare members primarily in Southeastern Texas (primarily Houston/Beaumont), and the Dallas area. Our PPO and Network PFFS Plans offer coverage primarily in upstate New York and Maine.

Years ended December 31, 2015 and 2014

        Our Medicare Advantage segment generated income before income taxes of $21.5 million for the year ended December 31, 2015; a decrease of $26.6 million compared to the year ended December 31, 2014. The decrease in earnings was primarily driven by higher utilization in our Northeast markets, expected lower membership as we exited non-core markets, a decrease in favorable prior period items and lower net investment income, partially offset by a decrease in commissions and general expense levels driven by our cost reduction initiatives. Our administrative expense ratio improved to 10.8% for the year ended December 31, 2015 from 12.1% in 2014 due to the cost reduction initiatives. The year ended December 31, 2015, included $4.0 million of net favorable prior period items compared to $33.0 million of favorable items for the year ended December 31, 2014.

        In the Northeast markets, where we had a 35% increase in membership during 2015, and now have more than 45,000 members with a large concentration in upstate New York, we recorded an increased medical benefit ratio largely driven by higher utilization and a lag in adequate premium for new members.

        Net premiums.    Net premiums for the Medicare Advantage segment decreased by $147.8 million for the year ended December 31, 2015 compared to 2014, primarily as a result of exiting non-core markets. In the Northeast markets, where we had a 35% increase in membership during 2015, we had a lag in adequate premium for new members, as discussed above. Net premiums for the year ended December 31, 2015 included $15.7 million of favorable prior period items compared to $14.6 million of favorable prior period items for the year ended December 31, 2014.

        Net investment and other income.    Net investment and other income decreased by $5.6 million to $10.4 million for the year ended December 31, 2015 primarily due to lower invested asset levels resulting from the payment of dividends to the parent in 2015 and 2014.

        Medical expenses.    Medical expenses decreased by $96.3 million for the year ended December 31, 2015 compared to the year ended December 31, 2014. The decrease was primarily driven by our exit of non-core markets, offset by growth in our core markets, unfavorable prior period items and an increase in utilization in the Northeast markets, resulting in a Medicare Advantage medical benefit ratio of 86.3% for the year ended December 31, 2015 compared with 84.0% for the year ended December 31, 2014. Medical expenses for the year ended December 31, 2015 included $11.7 million of net unfavorable items related to prior periods, compared to $18.4 million of net favorable items related to prior periods for the year ended December 31, 2014.

        Quality improvement initiative costs of $25.3 million in the year ended December 31, 2015 and $28.4 million in the year ended December 31, 2014 are included in medical expenses in connection with the reporting of minimum medical loss ratios under the ACA. The following table provides a breakdown of medical expenses and the related medical benefit ratios:

	For the year ended December 31,
	2015		2014
	($ in thousands)
Quality Initiatives	$25,341	2.1%	$28,365	2.0%
Medical Benefits	1,049,317	84.2%	1,142,637	82.0%

Total Benefits	$1,074,658	86.3%	$1,171,002	84.0%

        Adjusting for the prior year items discussed above in premiums and medical expenses, for the year ended December 31, 2015, our medical benefit MBR, excluding quality initiative costs was 84.2%. Our medical benefit MBRs for the year ended December 31, 2015, as reported and revised to exclude prior year items, are summarized in the table below:

	Reported	Recast(1)
Texas HMOs Medical Benefit Ratio	81.8%	82.0%
Upstate New York/Maine Medical Benefit Ratio	90.0%	89.4%
Total Medicare Advantage	84.2%	84.3%

(1)
Recast excludes the impact of prior period items.

        ACA fee.    The ACA fee for the year ended December 31, 2015 amounted to $25.5 million, or 2.0% of 2015 net premiums compared to $22.9 million or 1.6% of net premiums for the year ended December 31, 2014. The ACA fee is included in the calculation of minimum medical loss ratios under the ACA. The increase in the ACA fee is due to the industry-wide total fee increasing from $8 billion in 2014 to $11.4 billion in 2015

        Commissions and general expenses.    Commissions and general expenses for the year ended December 31, 2015 decreased $33.4 million compared to the year ended December 31, 2014, primarily due to cost reduction initiatives and lower membership due to our exit of non-core markets. Our administrative expense ratio improved to 10.8% for the year ended December 31, 2015 from 12.1% in 2014 primarily as a result of our cost reduction efforts.

Years ended December 31, 2014 and 2013

        Our Medicare Advantage segment generated income before income taxes of $48.1 million for the year ended December 31, 2014; a decrease of $5.9 million compared to the year ended December 31, 2013. The decrease in earnings was primarily driven by the then new ACA fee of $22.9 million (effective in 2014), lower membership and lower net investment income; offset by an improved medical benefit ratio of 84.0% for the full year 2014 compared to 85.1% for 2013 and a decrease in our administrative expense ratio from 12.8% in 2013 to 12.1% in 2014. The year ended December 31, 2014, included $33.0 million of net favorable prior year items compared to $23.3 million for the year ended December 31, 2013.

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

        Net investment and other income.    Net investment and other income decreased $3.1 million primarily due to lower invested asset levels resulting from the payment of dividends to the parent in 2014 and 2013.

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

        Commissions and general expenses.    Commissions and general expenses for the year ended December 31, 2014 decreased $37.5 million compared to the year ended December 31, 2013, primarily due to cost reduction initiatives and lower membership. Our administrative expense ratio improved to 12.1% for the year ended December 31, 2014 from 12.8% in 2013 primarily as a result of our cost reduction efforts.

Segment Results—Management Services Organization

        The following table presents the operating results of our MSO segment, consolidating the ACOs in which we participate with the operations of our Collaborative Health Systems, LLC (CHS) subsidiary:

	For the year ended December 31,
	2015	2014	2013
	(in thousands)
Shared Savings Revenue(1):
Gross Shared Savings	$26,924	$20,357	$—
ACO Partner Share	(6,040)	(6,982)	—

Net Shared Savings Revenue	20,884	13,375	—
Operating expenses	40,942	44,184	41,588

Segment loss before income taxes	$(20,058)	$(30,809)	$(41,588)

(1)
2015 revenue represents shared savings revenues received in 2015 related to program year 2014 and 2014 revenue represents shared savings revenues received in 2014 related to program year 2012/2013.

        Our MSO segment supports our physician partnerships in the development of value based healthcare models, such as ACOs, with a variety of capabilities and resources including technology, analytics, clinical care coordination, regulatory compliance and program administration. This segment includes our CHS subsidiary and affiliated ACOs. CHS works with physicians and other healthcare professionals to operate ACOs under the Medicare Shared Savings Program. CHS provides these ACOs with care coordination, analytics and reporting, technology and other administrative capabilities to enable participating providers to deliver better care and lower healthcare costs for their Medicare fee-for-service beneficiaries. The Company provides funding to CHS to support the operating activities of CHS and the ACOs.

        We have determined that we cannot consolidate the ACOs and therefore, include our share of their operating results in Equity in losses of unconsolidated subsidiaries on our Consolidated Statements of Operations. In the table above, we have presented our share of the results of the ACOs combined with the results of CHS to provide a better understanding of our MSO segment's results of operations.

        The MSSP is relatively new and therefore has limited historical experience. This impacts our ability to accurately accumulate and interpret the data available for calculating the ACOs' shared savings. Therefore, during 2015 and 2014, we recognized our portion of ACO shared savings revenue when notified by CMS. Such notification lags the Program Year to which the revenue relates by six to nine months. Revenue from the initial 2012/2013 Program Year, which ended on December 31, 2013, was recorded in the quarter ended September 30, 2014 and revenue for the 2014 Program Year, which ended on December 31, 2014, was recorded in the quarter ended June 30, 2015. Similarly, we were not able to recognize revenue for the year ended December 31, 2015 in the 2015 financial statements. We expect that revenue, if any, for the program year ended December 31, 2015 will be reported in the second quarter of 2016 when the MSSP revenue is either known or estimable with reasonable certainty. Based on the ACO operating agreements, we bear all costs of the ACO operations until revenue is recognized. At that point, we share in up to 100% of the revenue to recover our costs incurred. Any remaining revenue is generally shared equally with our ACO provider partners.

  Years ended December 31, 2015 and 2014

        Our MSO segment generated a loss before income taxes of $20.1 million for the year ended December 31, 2015, compared to a loss of $30.8 million for the year ended December 31, 2014, an improvement of $10.8 million. This improvement was primarily driven by a $7.5 million increase in shared savings revenue, as nine of our ACOs qualified for shared savings in program year 2014, compared with three ACOs in program year 2012/2013. Operating expenses for the year ended December 31, 2015 were $40.9 million compared to $44.2 million for the year ended December 31, 2014, reflecting fewer active ACOs in 2015.

        On July 30, 2015, CMS informed us that our 23 Medicare Shared Savings Program, or MSSP, ACOs which were active in 2014, generated $80 million in gross savings for program year 2014. This compares to $66 million in gross savings for 2012/2013, the first program period of the MSSP, which comprised up to 21 months and which we reported in the third quarter of 2014. For these 23 ACOs, the results showed that:

  •
  9 ACOs, serving more than 105,000 Medicare beneficiaries, including our flagship ACO in Houston, qualified for shared savings totaling $26.9 million. This compares to $20.4 million in shared savings paid to ACOs for the first program year 2012/2013, which was longer. Our share of these payments, recorded in the second quarter of 2015, after payments to our physician partners of $6.0 million, increased to $20.9 million, which is reflected in equity in losses of unconsolidated subsidiaries in our consolidated statements of operations. We received these payments during October 2015;

  •
  8 additional ACOs achieved savings but did not exceed the Minimum Savings Rate, known as MSR. Of those eight, four missed the MSR by less than 1%; and

  •
  Quality scores improved for all ACOs, which indicates improved healthcare management particularly for our chronically ill beneficiaries.

  Years ended December 31, 2014 and 2013

        Our MSO segment generated a loss before income taxes of $30.8 million for the year ended December 31, 2014; a decrease of $10.8 million compared to the year ended December 31, 2013. This improvement was primarily driven by the receipt of $13.4 million of revenue in 2014 related to the initial ACO program period ended December 31, 2013, partially offset by an increase in ACO operating expenses as we had four new ACOs start up on January 1, 2014.

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

Segment Results—Medicaid

        The following table presents the operating results of our Medicaid segment:

	For the year ended December 31,
	2015	2014	2013
	(in thousands)
Net premiums	$190,194	$178,288	$12,771
Net investment and other income	141	173	—

Total revenue	190,335	178,461	12,771

Medical expenses	170,120	160,826	11,684
Amortization of intangible assets	805	806	66
ACA fee	3,332	183	—
Commissions and general expenses	15,973	14,011	1,547

Total benefits, claims and other deductions	190,230	175,826	13,297

Segment (loss) income before income taxes	$105	$2,635	$(526)

        Our Medicaid segment includes the operations of our Total Care Medicaid health plan, which we acquired on December 1, 2013. Total Care provides Medicaid managed care services to approximately 39,000 members in upstate New York. Total Care also participates in the Child Health Plus program for low-income, uninsured children.

  Years ended December 31, 2015 and 2014

        Our Medicaid segment generated income before income taxes of $0.1 million for the year ended December 31, 2015 compared to income of $2.6 million for the year ended December 31, 2014. This decrease was as a result of higher medical benefits primarily related to increased inpatient utilization and unfavorable claims run-out from prior periods as well as an increase in operating expenses, partially offset by an increase in net premiums due to higher state capitation rates.

        Net premiums.    Net premiums increased by $11.9 million, or 7%, compared to the year ended December 31, 2014 primarily as a result of an increase in state capitation rates, higher member months and a change in mix of business. Net premium includes state reimbursement for premium tax and the ACA fee. The state reimbursement for the ACA fee increased significantly in 2015, consistent with the increase in ACA fee expense discussed below.

        Medical expenses.    Medical expenses increased by $9.3 million, or 6% compared to the year ended December 31, 2014. The increase was driven by higher claims costs, caused primarily by higher membership as well as an increase in inpatient utilization, and unfavorable claims run-out from prior periods. The medical benefit ratio was 89.4% for the year ended December 31, 2015 compared with 90.2% for the year ended December 31, 2014.

        ACA fee.    The ACA fee for the year ended December 31, 2015 increased by $3.1 million. The ACA fee is based on prior year premium. The 2014 ACA fee was based on Total Care's 2013 premium since December 1, 2013, the date of acquisition, while the 2015 ACA fee is based on Total Care's premium for the year ended December 31, 2014.

        Commissions and general expenses.    Commissions and general expenses increased $2.0 million compared to the year ended December 31, 2014, primarily due to increased compliance, personnel and technology costs. Our administrative expense ratio was 8.8% and 8.3% for the year ended December 31, 2015 and 2014, respectively.

  Years ended December 31, 2014 and 2013

        Our Medicaid segment generated income before income taxes of $2.6 million for the year ended December 31, 2014 compared to a loss of $0.5 million for the year ended December 31, 2013. This was due to 2013 consisting of only one month of activity that included approximately $0.6 million of acquisition related costs.

Segment Results—Corporate & Other

        The following table presents the primary components comprising the loss from the segment:

	For the year ended December 31,
	2015	2014	2013
	(in thousands)
Net premiums	$316	$1,291	$—
Net investment income	3,067	5,365	491
Fee and other income	3,809	1,837	5,923

Total revenue	7,192	8,493	6,414

Claims and other benefits	(184)	1,560	—
Interest expense	5,289	6,999	6,562
Commissions and general expenses	42,374	49,312	42,246

Total benefits, claims and other deductions	47,479	57,871	48,808

Segment loss before income taxes	$(40,287)	$(49,378)	$(42,394)

        Corporate & Other reflects the activities of our holding company, our participation in the Exchange, and other ancillary operations. Effective January 1, 2015, we are no longer participating in the Exchange.

  Years ended December 31, 2015 and 2014

        Our Corporate & Other segment reported a loss of $40.3 million for the year ended December 31, 2015 compared to a loss of $49.4 million in 2014. This improvement was primarily due to corporate expense reduction initiatives, the discontinuation of our Exchange business and lower legal and debt service costs.

        Net premiums.    Net premiums decreased by $1.0 million for the year ended December 31, 2015 compared to 2014 as a result of the Company no longer participating in the Exchange. However, in 2015 we received a larger than anticipated risk score adjustment, net of risk corridor related to the Exchange business in 2014.

        Net investment income.    Net investment income decreased by $2.3 million for the year ended December 31, 2015 compared to 2014. In 2014, we received a distribution on a cost method minority investment of $2.7 million compared to $2.0 million in 2015. In addition, in 2014, the segment received investment income on a loan to our APS Healthcare subsidiary which is reported in discontinued operations.

        Fee and other income.    Fee and other income increased by $2.0 million for the year ended December 31, 2015 compared to 2014 primarily due to revenues from transition services agreements entered into in connection with the sale of our APS Healthcare businesses. These additional revenues are offset by expenses included in commissions and general expenses. All transition services were complete by December 31, 2015.

        Claims and other benefits.    Claims and other benefits decreased by $1.7 million for the year ended December 31, 2015 compared to 2014, due to the Company no longer participating in the Exchange. Additionally, in 2015, we received larger than anticipated recoveries from the Federal transitional reinsurance program related to the Exchange business in 2014.

        Interest expense.    Interest expense decreased by $1.7 million for the year ended December 31, 2015 compared to 2014 due to the term loan prepayments made on March 31, 2015 and October 14, 2015.

        Commissions and general expenses.    Commissions and general expenses decreased by $7.0 million for the year ended December 31, 2015 compared to 2014. This decrease was driven by reductions in general corporate expenses related to our expense reduction initiatives and lower legal costs which totaled $23.8 million. These reductions were partially offset by costs associated with the transition services agreements, accelerated vesting of stock compensation expense for terminated employees, lower recoveries of agents balances previously written off and accelerated amortization of debt issuance costs in connection with our loan repayments and amendment to our revolving credit facility totaling $16.8 million.

  Years ended December 31, 2014 and 2013

        Our Corporate & Other segment reported a loss of $49.4 million for the year ended December 31, 2014 compared to a loss of $42.4 million in 2013. This change was primarily related to higher legal costs, costs associated with our participation in the Exchange and higher interest expense, partially offset by savings from corporate expense reduction initiatives and increased distributions received from cost-method investments.

        Net premiums.    Net premiums increased by $1.3 million for the year ended December 31, 2014 compared to 2013 as a result of the Company's participation in the Exchange.

        Net investment income.    Net investment income increased by $4.9 million for the year ended December 31, 2014 compared to 2013. In 2014, we received a distribution on a cost-method minority investment of $2.7 million. In addition, in 2014, the segment received investment income on a loan to our APS Healthcare subsidiary which is reported in discontinued operations.

        Fee and other income.    Fee and other income decreased by $4.1 million for the year ended December 31, 2014 compared to 2013 primarily due to a decrease in revenue from our corporate agencies.

        Claims and other benefits.    Claims and other benefits increased by $1.6 million for the year ended December 31, 2014 compared to 2013 as a result of the Company's participation in the Exchange.

        Commissions and general expenses.    Commissions and general expenses increased by $7.1 million for the year ended December 31, 2014 compared to the same period in 2013. This increase was driven by higher legal costs. These increases were partially offset by decreases in related to our corporate agencies and expense reduction initiatives.

Discontinued Operations

        The following table presents the primary components comprising the loss from discontinued operations:

	For the year ended December 31,
	2015	2014	2013
	(in thousands)
Traditional Insurance:
Operating results	$(16,278)	$2,507	$10,946
Realized gains (losses)	44	(733)	56
Fair value adjustment	(149,153)	—	—

	(165,387)	1,774	11,002

APS Healthcare:
Operating results	(33)	10,330	(4,082)
Legal/settlement costs	—	(15,949)	(4,038)
Restructure charge	(5,638)	—	—
Loss on sale	(17,418)	—	—
Asset impairmant charges	—	—	(189,443)

	(23,089)	(5,619)	(197,563)

Loss before income taxes	$(188,476)	$(3,845)	$(186,561)

        Discontinued Operations includes the results of our Traditional Insurance business and APS Healthcare.

        Traditional Insurance:    On October 8, 2015, we entered into a definitive agreement to sell our Traditional Insurance business to Nassau Reinsurance Group Holdings, L.P. ("Nassau"). Our Traditional Insurance business includes Medicare supplement, long-term care, disability, life, and other ancillary insurance products, all of which have been in run-off since 2012. As of December 31, 2015, we determined that this business should be classified as held for sale and reported in discontinued operations.

        APS Healthcare:    On February 4, 2015, we sold our APS Healthcare Puerto Rico subsidiaries to an affiliate of the Metro Pavia Health System. The purchase price at closing was $26.5 million, which was settled in cash. The transaction resulted in a pre-tax realized loss of approximately $0.4 million. On May 1, 2015, we sold our remaining APS Healthcare operating subsidiaries to KEPRO, Inc., a company that provides quality improvement and care management services to both government clients and the private sector. The purchase price was $5.0 million, which was settled in cash at closing, subject to a working capital true up, which was finalized during the quarter ended September 30, 2015. In addition, the transaction includes a potential earn-out of up to an additional $19.0 million based on certain contract renewals. Due to the variability in the length of time over which the contract renewals may occur and the difficulty of estimating the success of such renewals, we consider the potential earn-out to be a contingent gain which will be recorded only if and when we determine it to be realizable. The transaction resulted in a pre-tax realized loss of $17.0 million, including the working capital true up.

  Years ended December 31, 2015 and 2014

        Universal American reported a loss from discontinued operations of $188.5 million for the year ended December 31, 2015 compared with a loss of $3.8 million in 2014.

        Traditional Insurance—Operating Results:    Traditional Insurance had an operating loss of $16.3 million for the year ended December 31, 2015 compared with a gain of $2.5 million for the same period in 2014. The 2015 loss was primarily driven by an increase in claim reserves on our Disability Income line of business as a result of an updated claim termination study, as well as recording additional amortization of our deferred acquisition costs (DAC) asset as a result of loss recognition testing deficiencies.

        Traditional Insurance—Fair Value Adjustment:    As of December 31, 2015, we determined that this business should be classified as held for sale and reported in discontinued operations. Consequently, the related assets and liabilities at December 31, 2015 were adjusted to fair value, resulting in a pre-tax loss of $149.2 million, including the write off of $60.4 million in deferred acquisition costs and other intangible assets.

        APS Healthcare—Operating Results:    APS Healthcare had an operating loss of less than $0.1 million for the year ended December 31, 2015 compared with a profit of $10.3 million for the same period in 2014. 2015 results only included 1 month of operating results for Puerto Rico and four months of results for the domestic business, which were both sold in 2015, compared to a full year of operations in 2014.

        APS Healthcare—Legal/Settlement Costs:    APS Healthcare's 2014 results included litigation and settlement costs related to APS Healthcare matters.

        APS Healthcare—Restructure Charge:    During 2015, we recorded a restructure charge of $5.6 million related to the sale of our APS Healthcare domestic business. In connection with the sale, we retained certain office space which we have exited and certain MBH contracts which we have terminated and are operating at a loss as the business runs off. Our restructure charge for facilities represents the estimated costs to close the facilities, including lease buyout costs and rent costs, net of estimated sublease revenue, on non-cancellable leases prior to termination. The related leases run through 2021. The charge related to the MBH contracts represents the estimated operating losses on the terminated contracts through the end of the contractual period, March 31, 2016.

        APS Healthcare—Loss on Sale:    During 2015, we recorded losses on the sale of our APS Puerto Rico business of $0.4 million and on the sale of our APS domestic business of $17.0 million.

  Years ended December 31, 2014 and 2013

        Universal American reported a loss from discontinued operations of $3.8 million for the year ended December 31, 2014 compared with a loss of $186.6 million in 2014.

        Traditional Insurance—Operating Results:    Traditional Insurance generated income before taxes of $2.5 million for 2014, a decrease of $8.4 million compared to 2013. The decrease in earnings is primarily driven by the reduction of business in-force combined with higher benefits ratios on our Specialty health lines which resulted in lower underwriting income. Additionally, operating expenses included higher consulting costs related to the transition and outsourcing of certain functions.

        APS Healthcare—Operating Results:    APS Healthcare had an operating profit of $10.3 million for the year ended December 31, 2014 compared with a loss of $4.1 million for the same period in 2013. The improvement in 2014 is related primarily to a change in the terms of APS Healthcare's Puerto Rico contract to provide managed behavioral health services under the Mi Salud program effective July 1, 2014, the termination of unprofitable contacts and expense reduction initiatives.

        APS Healthcare—Legal/Settlement Costs:    APS Healthcare's 2014 and 2013 results included litigation and settlement costs related to APS Healthcare matters.

        APS Healthcare—Asset Impairment Charge:    During calendar year 2013, we recorded asset impairment charges related to APS Healthcare of $189.4 million, which included impairments to goodwill of $164.8 million, amortizing intangibles of $16.1 million and tangible assets of $8.5 million.

Contractual Obligations and Commercial Commitments

        Our contractual obligations as of December 31, 2015, are shown below.

	Payments Due by Period
Contractual Obligations	Total	2016	2017 - 2018	2019 - 2020	Thereafter
	(in thousands)
Continuing operations:
Series A mandatorily redeemable preferred shares(1)	$45,100	$3,400	$41,700	$—	$—
Operating Lease Obligations	14,105	5,692	6,525	1,403	485
Purchase Obligations(2)	21,742	4,145	8,590	9,007	—
Policy and contract claims—health(3)	102,340	91,970	10,370	—	—

Total	$183,287	$105,207	$67,185	$10,410	$485

Discontinued operations:
Policy Related Liabilities(3):
Reserves and other policy liabilities—life	$42,872	$3,290	$4,151	$3,753	$31,678
Reserve for future policy benefits—health	501,094	25,502	48,456	45,247	381,889
Policy and contract claims—health	18,353	16,493	1,860	—	—

Total	$562,319	$45,285	$54,467	$49,000	$413,567

(1)
These obligations include preferred dividends and the final payment of principal of $40 million in April 2017.

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

(3)
Our obligations for policy related liabilities represent those payments we expect to make on health insurance claims, net of amounts recovered from reinsurers. These projected values contain assumptions comparable with our historical experience. The distribution of payments for policy and contract claims reflects assumptions as to the timing of policyholders reporting claims for prior periods and the amounts of those claims. Actual amounts and timing policy and contract claims may differ significantly from the estimates above. We anticipate that our policy and contract claims, along with future net premiums, investment income and recoveries from our reinsurers will be sufficient to fund our policy related obligations. On our consolidated balance sheets in Part II, Item 8 of this annual report on Form 10-K, we report our policy related liabilities gross of amounts recoverable from reinsurers, which are reported as assets. We are obligated to pay claims in the event that a reinsurer fails to meet its obligations under the reinsurance agreements. We are not aware of any instances where any of our reinsurers have been unable to pay any policy claims on reinsured business. Therefore, we have presented our obligations in the table above net of amounts recoverable from reinsurers. Our obligations for policy related liabilities before amounts recovered from reinsurers amount to $102 million from continuing operations and $562 million from discontinued operations.

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

        The parent company's ongoing sources and uses of liquidity are derived primarily from the following:

  •
  dividends from and capital contributions to our Insurance and HMO subsidiaries—During 2015, our Insurance and HMO subsidiaries paid a total of approximately $101 million in dividends. Additionally, the parent company made capital contributions totaling approximately $29 million to various Insurance and HMO subsidiaries. See below for further discussion of 2015 activity.

  •
  loans from and interest payments to our Insurance subsidiaries to support investments in our ACO business—During 2013, our Insurance subsidiaries loaned $22 million to our parent company. During 2015, the parent company paid interest totaling $0.5 million to our Insurance subsidiaries on such loans. The Company repaid $9 million of this loan in April 2015. The remaining $13 million loan payable is due June 30, 2016.

  •
  the cash flows of our other subsidiaries, including our Medicare Advantage management service organization—Net cash flows available to our parent company amounted to approximately $23.9 million during the year ended December 31, 2015.

  •
  the cash flows of our ACO business and other growth initiatives—For the year ended December 31, 2015, we funded expenses of approximately $40.9 million, pre-tax, related to our ACO business. In the second quarter of 2015, we accrued our share of program year 2014 shared saving revenues of $20.9 million, which was received in October 2015.

  •
  payment of dividends to holders of our mandatorily redeemable preferred shares—Dividends paid to holders of our mandatorily redeemable preferred shares amount to $3.4 million during the year ended December 31, 2015. The $40 million face value of those shares cannot be redeemed prior to 2017, unless there is a change in control of the Company.

  •
  payment of debt principal, interest and fees required under our 2012 Credit Facility—On October 14, 2015, we prepaid the balance of our term loan and terminated our 2012 Credit Facility—see below for discussion of 2015 activity.

  •
  working capital loans to our Medicaid health plan—Periodically, our parent company lends cash to our Medicaid subsidiary, Today's Options of New York, Inc., known as TONY, to bridge the timing difference between claims payments and premium receipts from New York State Department of Health. These loans are immediately repaid upon receipt of premiums. As of December 31, 2015, TONY had no outstanding loan balance due to the parent company.

  •
  payment of certain corporate overhead costs and public company expenses, net of revenues, which amounted to $15.3 million for the year ended December 31, 2015.

        In addition, the parent company from time-to-time engages in corporate finance activities that generate the following sources and uses of liquidity:

  •
  payment of dividends to shareholders—We do not currently pay a regular dividend to our shareholders, however, on October 26, 2015, we paid a special cash dividend of $0.75 per share. Payment of any future dividends would be dependent upon an evaluation of excess capital, as discussed below.

  •
  repurchase of our common stock under our stock repurchase plan—On May 13, 2014 we repurchased and retired six million shares of our common stock directly from funds associated with Capital Z Partners Management, LLC at a price of $6.03 per share for total consideration of $36.2 million. We used cash on hand to fund the repurchase of these shares.

  •
  proceeds from the sale of subsidiaries—During the first quarter of 2015, we completed the sale of our APS Healthcare Puerto Rico subsidiaries for $26.5 million in cash. During the second quarter of 2015, we completed the sale of our domestic APS subsidiaries for $5 million in cash. During the fourth quarter of 2015, we entered into a definitive agreement for the sale of our Traditional Insurance business to a third party. We expect this transaction to close in the first half of 2016. See Note 21—Discontinued Operations in the Notes to Consolidated Financial Statements.

  •
  proceeds from the sale of and distributions received on investments—In August 2015, we sold our interest in our cost-basis investment in naviHealth for $35.6 million and received cash proceeds of $33.1 million, with the balance of $2.5 million held in escrow and booked a pre-tax realized gain of $29.6 million. In November 2015, we sold our interest in our cost-basis investment in DDDS for $6.6 million and received cash proceeds of $3.1 million, with the balance of $3.4 million representing the discounted fair value of a put option, exercisable in November 2018, and booked a pre-tax realized gain of $6.1 million. In addition, in 2015, we received a total of $2.0 million in cash distributions from DDDS.

  •
  As of December 31, 2015, we had approximately $70 million of cash and investments in our parent company and unregulated subsidiaries.

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

        The National Association of Insurance Commissioners, known as the NAIC, imposes regulatory risk-based capital, known as RBC, requirements on insurance companies. The level of RBC is calculated and reported annually. A number of remedial actions could be enforced if a company's total adjusted capital is less than 200% of authorized control level RBC. However, we generally consider target surplus to be 350% of authorized control level RBC. At December 31, 2015, all of our insurance and HMO subsidiaries had total adjusted capital in excess of our target of 350% of authorized control level RBC except for SelectCare of Texas which has approximately 300%. Excess capital can be used by the insurance and HMO subsidiaries to make dividend payments to their respective holding companies, subject to certain restrictions, and from there to our parent company.

        At December 31, 2015, we held cash and invested assets of approximately $307 million at our insurance and HMO subsidiaries that could readily be converted to cash. We believe that this level of liquidity is sufficient to meet our obligations and pay expenses.

        During 2015, our Insurance subsidiaries, Pyramid, Constitution, and Marquette (which was merged into Constitution in May 2015) declared and paid dividends totaling approximately $92 million. These subsidiaries are being sold as part of the sale of our Traditional Insurance subsidiaries to Nassau (see Note 21—Discontinued Operations). In June 2015, our HMO subsidiary, SelectCare of Texas, declared a $9.0 million ordinary dividend, which was subsequently paid to the holding company in July 2015. No other dividends were declared or paid by our other Insurance and HMO subsidiaries in 2015. Based on current estimates, we expect the aggregate amount of dividends that may be paid to our parent company in 2016 without prior approval by state regulatory authorities to be approximately $10.0 million, which excludes dividends available from the Traditional Insurance subsidiaries.

        In the first quarter of 2015, we funded a total of $17.1 million in capital contributions to one of our Insurance subsidiaries, which was merged into Constitution, one of the entities included in the sale of our Traditional Insurance business. During 2015, we made a total of $8.3 million in capital contributions to our Medicaid health plan, Today's Options of New York, or Total Care; $3.2 million of which was done in the form of a surplus note, which bears interest at a rate of 5.0%. Interest and principal payments on the surplus note are subject to the approval of the plan's regulatory agency, the New York State Department of Health. Additionally, in the fourth quarter of 2015, we made a $3.5 million capital contribution to our Texas-based dSNP, Today's Options of Texas.

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

        Total Care.    We require cash at Total Care to pay claims and other benefits for our members, to pay operating expenses, to maintain adequate capital levels. The primary sources of liquidity are premiums received from the New York Department of Health. Total Care is required to maintain statutory net worth equal to or in excess of a contingent reserve requirement that is equal to 7.25% of premium. As discussed previously, during the year ended December 31, 2015, we made capital contributions totaling $8.3 million.

        Investments.    We invest primarily in fixed maturity securities of the U.S. Government and its agencies, U.S. state and local governments, mortgage-backed securities and corporate fixed maturity securities with investment grade ratings of BBB– or higher by S&P or Baa3 or higher by Moody's Investor Service. As of December 31, 2015, approximately 99% of our fixed income investment portfolio had investment grade ratings from S&P or Moody's.

        At December 31, 2015, cash and cash equivalents represent approximately 19% of our total cash and invested assets. Approximately 18% of cash and invested assets were held in securities backed by the U.S. government or its agencies and the average credit quality of our total investment portfolio was AA–.

        The average book yield of our investment portfolio was 2.7% at December 31, 2015 and 2.6% at December 31, 2014. The increase in our average book yield is principally driven by the higher percentage of our assets being held in higher yielding, longer term fixed income securities as of December 31, 2015 versus December 31, 2014.

        2012 Credit Facility.    On October 14, 2015, we repaid the outstanding balance on our term loan of $44.9 million and terminated our credit facility, including the unused revolver. See Note 12—Loan Payable for more information.

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

  •
  income taxes; and

  •
  deferred policy acquisition costs.

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

        The following table presents a summary of our policy-related liabilities by category at December 31 (dollars in thousands):

	Direct & Assumed
					Net of Reserves Ceded to Reinsurers
		% of Total Policy Liabilities		% of Total Policy Liabilities
Liability Type	2015		2014		2015	2014
Continuing Operations:
Policy and contract claims	$101,971	100%	$108,419	100%	$101,971	$108,025

Discontinued Operations:
Reserves and other policy liabilities—life	$495,518	47%	$514,440	51%	$28,600	$26,520
Reserves for future policy benefits—health	539,307	51%	453,784	45%	416,510	325,426
Policy and contract claims—health	23,487	2%	39,142	4%	18,544	33,033

	$1,058,312	100%	$1,007,366	100%	$463,654	$384,979

  Reserves and other policy liabilities—life (Discontinued Operations)

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

        Our net retained reserves for life insurance products were $28.6 million, or 6% of our direct and assumed reserves for life insurance products, as of December 31, 2015. Our net retained reserves for life insurance products were $26.5 million, or 5% of our direct and assumed reserves for life insurance products, as of December 31, 2014.

  Reserves for future policy benefits—health (Discontinued Operations)

        Reserves for future policy benefits—health represents the present value of estimated future benefits to be paid to or on behalf of policyholders, less the future value of net premiums. We calculate this amount based on actuarially recognized methods using morbidity and mortality tables.

        For our fixed benefit accident and sickness and our long-term care products, we establish a reserve for future policy benefits at the time we issue each policy based on the present value of future benefit payments less the present value of future premiums. In June 2012, we have ceased issuing new long-term care policies and all other new Traditional business, although our current policies are renewable annually at the discretion of the policyholder, as evidenced by the policyholder continuing to make premium payments. At policy issuance, these reserves are recognized on a net level premium method based on interest rates, mortality, morbidity, and maintenance expense assumptions. Interest rates are based on our expected net investment returns on the investment portfolio supporting the reserves for these blocks of business. Mortality, a measure of expected death, and morbidity, a measure of health status, assumptions are based on published actuarial tables, modified based upon actual experience. The assumptions used to determine the liability for future policy benefits are established and locked in at the time each contract is issued and only change if our expected future experience deteriorates to the point that the level of the liability, together with the present value of future gross premiums, are not adequate to provide for future expected policy benefits and maintenance costs (i.e. the loss recognition date). Because these policies have long-term claim payout periods, there is a greater risk of significant variability in claims costs, either positive or negative. We perform loss recognition tests at least annually in the fourth quarter, and more frequently if adverse events or changes in circumstances indicate that the level of the liability, together with the present value of future gross premiums, may not be adequate to provide for future expected policy benefits and maintenance costs.

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

  Policy and contract claims—health

        The policy and contract claims liability for our health policies include a liability for unpaid claims, including claims in the course of settlement, as well as a liability for IBNR claims. Our liability for policy and contract claims—health by major product grouping is as follows:

	Carrying Value at December 31,
	Direct and Assumed
					Net of Reserves Ceded to Reinsurers
		% of Total Policy Liabilities		% of Total Policy Liabilities
Policy and contract claims—health	2015		2014		2015	2014
	($ in thousands)
Continuing Operations:
Medicare Advantage—HMO	$47,287	46%	$47,072	43%	$47,287	$47,039
Medicare Advantage—PFFS	39,689	39%	47,764	44%	39,689	47,403
Medicaid—Total Care	14,995	15%	13,583	13%	14,995	13,583

	$101,971	100%	$108,419	100%	$101,971	$108,025

Discontinued Operations:
Traditional—Medicare supplement	$12,685	1%	$14,323	1%	$9,905	$10,900
Traditional—Specialty health	10,650	1%	13,690	1%	8,487	11,003
APS Healthcare	152	0%	11,129	1%	152	11,130

	$23,487	2%	$39,142	3%	$18,544	$33,033

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

        Activity in the liability for policy and contract claims is as follows:

	For the years ended December 31,
	2015	2014
	(in thousands)
Balance at beginning of year	$108,419	$129,819
Less reinsurance recoverable	(394)	(3)

Net balance at beginning of year	108,025	129,816

Balances sold	(66)	(3,468)
Incurred related to:
Current year	1,249,050	1,346,969
Prior year development	(4,456)	(13,580)

Total incurred	1,244,594	1,333,389

Paid related to:
Current year	1,103,684	1,220,784
Prior year	146,898	130,928

Total paid	1,250,582	1,351,712

Net balance at end of year	101,971	108,025
Plus reinsurance recoverable	—	394

Balance at end of year	$101,971	$108,419

        The liability for policy and contract claims decreased from $108.4 million to $102.0 million during the year ended December 31, 2015. The decrease in the liability was primarily attributable to the decrease in IBNR for our Medicare Advantage business due to lower membership levels.

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

        The claim reserve balances at December 31, 2014 settled during 2015 for $4.5 million less than originally estimated. This prior year development represents 0.3% of the incurred claims recorded in 2014.

        The claim reserve balances at December 31, 2013 settled during 2014 for $13.6 million less than originally estimated. This prior year development represents less than 1.0% of the incurred claims recorded in 2013.

  Sensitivity Analysis

        The following table illustrates the sensitivity of our health IBNR payable at December 31, 2015 to identified reasonably possible changes to the estimated weighted average completion factors and healthcare cost trend rates. However, it is possible that the actual completion factors and healthcare cost trend rates will develop differently from our historical patterns and therefore could be outside of the ranges illustrated below

Completion Factor(1):		Claims Trend Factor(2):
(Decrease) Increase in Factor	Increase (Decrease) in Net Health IBNR	(Decrease) Increase in Factor	(Decrease) Increase in Net Health IBNR
($ in thousands)
–3%	$268	–3%	$(5,096)
–2%	179	–2%	(3,397)
–1%	89	–1%	(1,699)
1%	(89)	1%	1,699
2%	(179)	2%	3,397
3%	(268)	3%	5,096

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

  Deferred Policy Acquisition Costs (Discontinued Operations)

        In accordance with ASC 944-30, Financial Services—Insurance—Acquisition Costs, we defer costs of acquiring new business that are directly related to the successful acquisition or renewal of insurance contracts including the following:

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

        The determination of deferability must be made on a contract-level basis. We refer to these costs as DAC.

        For our net retained traditional life and health products, we amortize DAC in proportion to premium revenue using the same assumptions used in estimating the liabilities for future policy benefits in accordance with ASC 944-40, Financial Services—Insurance—Claim Costs and Liabilities for Future Policy Benefits. Under ASC 944, any unamortized DAC relating to lapsed policies must be amortized as of the date of the lapse.

        We test for the recoverability of DAC at least annually. To the extent that we determine that the present value of future policy premiums and investment income or the net present value of expected gross profits would not be adequate to recover the unamortized costs, we would write off the excess DAC. Based on our annual tests, we wrote off $12.2 million on DAC that we determined was not recoverable at December 31, 2015. As a result of the adjustment of the assets and liabilities of the Traditional Insurance business to fair value as of December 31, 2015 based on the net amounts realizable, the DAC balance remaining as of December 31, 2015 was written off. We determined that DAC was recoverable at December 31, 2014.

  Goodwill and intangible assets

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
  decreases in forecasted margins;

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

        Changes in the carrying amounts of goodwill and intangible assets with indefinite lives (primarily trademarks and licenses) are shown below:

	Total, Net	Medicare Advantage	Medicaid
	(in thousands)
Balance, January 1, 2014	$72,658	$72,591	$67
Dispositions(1)	(4,198)	(4,198)	—
Adjustments(2)	(67)	—	(67)

Balance, December 31, 2015 and 2014	$68,393	$68,393	$—

(1)
Represents goodwill disposed of during 2014 in connection with the sale of TOOK and SCOK of $3.8 million and $0.4 million, respectively. See Note 20—Sales of Subsidiaries.

(2)
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

        Amortizing intangible assets.    We must estimate and make assumptions regarding the useful life we assign to our amortizing intangible assets. Set forth below are our annual amortization policies for each of the main categories of amortizing intangible assets which have an unamortized balance at December 31, 2015. All are being amortized over the estimated weighted average life of the related asset on a straight line basis.

Description	Weighted Average Life Remaining (Years)
Provider contracts	1 - 6
Customers/membership acquired	6
Trademarks/tradenames	2
Non-compete agreement	5

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

        The investment advisor uses their own rules-based pricing system to evaluate the prices it receives from various pricing vendors to ensure the data adheres to certain vendor-to-vendor and day-to-day variance tolerances. Exceptions to the rules are monitored, investigated and challenged, as needed. We review and test the security pricing procedures used to value our fixed maturity portfolio on an ongoing basis. Our procedures include review of the investment valuation policy and understanding of the procedures used to obtain investment valuations and review of pricing controls at our investment advisor, including their Statements on Standards for Attestation Engagements 16 controls review report. We also test the prices provided by the advisor monthly by comparing the data to another independent pricing source and monitoring the change in prices from month to month and upon sale of the security. Significant changes or variances are investigated and explained. During the year ended December 31, 2015, we did not modify any price provided by the advisor.

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

        We have a security monitoring process overseen by our Investment Committee, consisting of investment and accounting professionals who identify securities that, due to specified characteristics, as described below, we are subject to an enhanced analysis on a quarterly basis. We review our fixed maturity securities at least quarterly to determine if an other-than-temporary impairment is present based on specified quantitative and qualitative factors. The primary factors that we consider in evaluating whether a decline in value is other- than-temporary are:

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

        Part C—Under the Medicare Advantage program, private plans provide Medicare-covered healthcare benefits to enrollees and can include prescription drug coverage. Part C benefits, which include Part A and Part B, are provided through private Medicare Advantage plans.

        Part D—Under Part D, prescription drug benefits may be provided by private Plans to individuals eligible for benefits under Part A and/or enrolled in Part B. These benefits are provided on both a stand-alone basis and also in connection with certain Medicare Advantage plans.

        These programs are administered by CMS. These benefits are provided through HMO, PPO, PFFS and stand-alone Part D Plans in exchange for contractual risk-adjusted payments received from CMS. We contract with CMS under the Medicare program to provide a comprehensive array of health insurance and prescription drug benefits to Medicare eligible persons through our Medicare Advantage plans.

        Membership—We analyze the membership for our Medicare Advantage plans (collectively, the "Plans") in our administrative system and reconcile to the enrollment provided by CMS. There are timing differences between the addition of a member to our administrative system and the approval, or accretion, of the member by CMS. Additionally, the monthly payments from CMS include adjustments to reflect changes in the status of membership as a result of retroactive terminations, additions, whether CMS is secondary to other insurance coverage or other changes. Current period membership, net premium, CMS subsidies and claims expense are adjusted to reflect retroactive changes in membership.

        Premiums—Premiums received pursuant to Medicare contracts with CMS are recorded as revenue in the month in which members are entitled to receive benefits. Premiums collected in advance are deferred. Receivables from CMS and Plan members are recorded net of estimated uncollectible amounts and are reported as due and unpaid premiums in the consolidated balance sheets. We routinely monitor the collectability of specific accounts, the aging of member premium receivables, historical retroactivity trends and prevailing and anticipated economic conditions.

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

        Member Premium—We receive a monthly premium from members based on the Plan year bid we submitted to CMS. The member premium, which is fixed for the entire Plan year, is recognized over the contract period and reported as premium revenue. We establish a reserve for member premium that is past due that reflects our estimate of the collectability of the member premium.

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

        Claims—Policy and contract claims include actual claims reported but not paid and estimates of healthcare services and prescription drug claims incurred but not reported. The estimated claims incurred but not reported are based upon current enrollment, historical claim receipt and payment patterns, historical medical cost trends and health service utilization statistics. These estimates and assumptions are derived from and are continually evaluated using per member per month trend analysis, claims trends developed from our historical experience in the preceding month (adjusted for known changes in estimates of recent hospital and drug utilization data), provider contracting changes, benefit level changes, product mix and seasonality. These estimates are based on information available at the time the estimates are made, as well as anticipated future events. Actual results could differ materially from these estimates. We periodically evaluate our estimates, and as additional information becomes available or actual amounts become determinable, we may revise the recorded estimates and reflect them in operating results.

        Stipulated minimum MLRs—Beginning in 2014, the ACA stipulates MLR of 85% for Medicare Advantage plans. This MLR, which is calculated at a plan level, takes into account benefit costs, quality initiative expenses, the ACA fee and taxes. Financial and other penalties may result from failing to achieve the minimum MLR ratio. For the years ended December 31, 2015 and 2014 our Medicare Advantage plans exceeded the minimum MLR, as defined by CMS.

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

        In our consideration of all the available evidence, we provided more weight to evidence that was more objectively verifiable. In 2015, significant weight was given to our cumulative income/loss position. Our cumulative loss position at December 31, 2015 was due in large part to losses in our APS Healthcare businesses that were sold during 2015 and are reported in discontinued operations, the fair value adjustment on our Traditional Insurance business that is held for sale and reported in discontinued operations, the cumulative losses on our ACO business which include startup costs and a time lag in the recognition of revenue, the recognition of significant legal/settlement costs related to our non-core businesses and significant non-deductible expenses, particularly the ACA fee. While the Company is in a cumulative net loss position over the last three years from a financial reporting perspective, the Company has cumulative pre-tax income over the same period, after these adjustments are made.

        We believe that the negative evidence of our cumulative loss is not indicative of future projected income or our ability to realize the deferred tax assets existing as of December 31, 2015. The remaining deferred tax assets, for which a valuation allowance was not established, relate to amounts that can be realized through future reversals of existing taxable temporary differences, prudent and feasible tax planning strategies and the Company's estimates of future taxable income. Any 2015 U.S. tax losses in our consolidated income tax return can be carried back to 2013 subject to certain limitations. Any 2015

U.S. tax losses in our separately filed life insurance company income tax returns can be carried back to 2012.

Federal Income Taxation of the Company

        For the year ended December 31, 2015, we will file a consolidated federal income tax return that includes most corporate subsidiaries but excludes any subsidiary that qualifies as a life insurance company or is taxed as a partnership under the Internal Revenue Code, as well as our former subsidiaries domiciled in Puerto Rico, which were sold during 2015. Subsidiaries that qualify as life insurance companies and partnerships will file separate federal income tax returns. We will include the taxable income or loss from a subsidiary taxed as a partnership in the tax return of its corporate owner.

        We carried valuation allowances for our continuing and discontinued operations on our deferred tax assets of $36.9 million at December 31, 2015 and, $15.5 million at December 31, 2014, primarily related to foreign tax credit carryforwards that were created from the sale of our Puerto Rico subsidiaries and those we acquired in connection with our purchase of APS Healthcare in 2012, deferred tax assets of APS Healthcare's Puerto Rico subsidiaries, state net operating loss carryforwards, deferred income tax assets for various states and the deferred tax asset generated in connection with the fair value adjustment made as we determined that our Traditional Insurance business should be reported as held for sale at fair value.

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

        At December 31, 2015, we had unrecognized tax benefits of $1.2 million, net of federal income tax, primarily related to refund claims filed in various state jurisdictions during 2010 and various pre-acquisition benefits related to APS Healthcare. During the years ended December 31, 2015, 2014 and 2013, we recognized less than $0.1 million, $0.7 million and $1.3 million, respectively, of refund claims filed in 2010.

        We recognize interest and penalties related to unrecognized tax benefits in federal and state tax expense. During the years ended December 31, 2015 and 2014, we recognized no such interest expense and penalties. During the year ended December 31, 2013, we recognized $0.5 million, of interest expense and penalties.

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

        The sensitivity analysis of interest rate risk assumes an instantaneous shift in a parallel fashion across the yield curve, with scenarios of interest rates increasing and decreasing 100 and 200 basis points from their levels as of December 31, 2015, and with all other variables held constant. The following table summarizes the impact of the assumed changes in market interest rates at December 31, 2015. Due to the current low interest rate environment, when estimating the effect of market interest rate decreases on fair value we have set an interest rate floor of 0% and have not allowed interest rates to go negative.

December 31, 2015	Effect of Change in Market Interest Rates on Fair Value of Fixed Income Portfolio as of December 31, 2015
Fair Value of Fixed Income Portfolio	200 Basis Point Decrease	100 Basis Point Decrease	100 Basis Point Increase	200 Basis Point Increase
(in millions)
$290.0	$20.7	$11.7	$(11.6)	$(22.8)

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

Evaluation of Effectiveness of Controls

        We carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2015. Based on this evaluation, our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer concluded that our disclosure controls and procedures were effective as of December 31, 2015, at a reasonable assurance level, to timely alert management to material information required to be included in our periodic filings with the Securities and Exchange Commission.

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

        Management assessed our internal control over financial reporting as of December 31, 2015, the end of our fiscal year. Management based its assessment on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on our assessment, we determined that, as of December 31, 2015, the Company's internal control over financial reporting was effective based on those criteria.

        The effectiveness of our internal control over financial reporting as of December 31, 2015 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included on page F-3 of our consolidated financial statements included in this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

        There were no changes in our internal controls over financial reporting during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B—OTHER INFORMATION

        None.

 PART III

ITEM 10—DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        The information required by Item 10 is incorporated into Part III of this Annual Report on Form 10-K by reference to our definitive Proxy Statement for the Annual Meeting of Stockholders which is expected to be held on May 25, 2016.

ITEM 11—EXECUTIVE COMPENSATION

        The information required by Item 11 is incorporated into Part III of this Annual Report on Form 10-K by reference to our definitive Proxy Statement for the Annual Meeting of Stockholders which is expected to be held on May 25, 2016.

ITEM 12—SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information required by Item 12 is incorporated into Part III of this Annual Report on Form 10-K by reference to our definitive Proxy Statement for the Annual Meeting of Stockholders which is expected to be held on May 25, 2016.

ITEM 13—CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        The information required by Item 13 is incorporated into Part III of this Annual Report on Form 10-K by reference to our definitive Proxy Statement for the Annual Meeting of Stockholders which is expected to be held on May 25, 2016.

ITEM 14—PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The information required by Item 14 is incorporated into Part III of this Annual Report on Form 10-K by reference to our definitive Proxy Statement for the Annual Meeting of Stockholders which is expected to be held on May 25, 2016.

PART IV

ITEM 15(a)—EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1
Financial Statements

2
Financial Statement Schedules

3
Exhibits

2.1	Agreement and Plan of Merger, dated as of January 11, 2012, by and among Universal American Corp., APS Merger Sub, Inc., Partners Healthcare Holdings, L.P. and Partners Healthcare Solutions, Inc. (filed as Exhibit 2.1 to the Company's Current Report on Form 8-K filed on January 18, 2012, and incorporated by reference herein).
2.2
Stock Purchase and Sale Agreement, dated as of October 8, 2015, by and among NSRE Holdings Inc., a Delaware corporation, Universal American Corp., Universal American Holdings, LLC, and Nassau Reinsurance Group Holdings, L.P. (filed as Exhibit 2.1 to the Company's Current Report on Form 8-K filed with the Commission on October 14, 2015, and incorporated by reference herein).
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
10.2	*	Employment Agreement dated March 1, 2016 by and between Universal American Corp. and Adam C. Thackery.
10.3
Employment Agreement dated July 8, 2010 by and between Universal American Corp. and Anthony Wolk (filed as Exhibit 10.4 to the Company's Annual Report on Form 10-K filed on March 6, 2013 and incorporated by reference herein).
10.4
Employment Agreement dated March 4, 2013 by and between Universal American Corp. and Erin Page (filed as Exhibit 10.5 to the Company's Annual Report on Form 10-K/A filed on March 31, 2015 and incorporated by reference herein).
10.5
Employment Agreement dated September 27, 2012 by and between Universal American Corp. and Steven H. Black (filed as Exhibit 10.6 to the Company's Annual Report on Form 10-K/A filed on March 31, 2015 and incorporated by reference herein).
10.6
Universal American Corp. 2011 Omnibus Equity Award Plan (filed as Exhibit 10.2 to the Company's Amendment No. 1 to the Registration Statement on Form S-4 filed on March 31, 2011, and incorporated by reference herein).
10.7
Form of Universal American Corp. 2011 Omnibus Equity Award Plan Employee Nonqualified Option Award Agreement (filed as Exhibit 10.4 to the Company's Registration Statement on Form S-4 filed on July 15, 2011, and incorporated by reference herein).
10.8
Form of Universal American Corp. 2011 Omnibus Equity Award Plan Employee Restricted Stock Award Agreement (filed as Exhibit 10.9 to the Company's Annual Report on Form 10-K/A filed on March 31, 2015 and incorporated by reference herein).
10.9	*	Form of Universal American Corp. 2011 Omnibus Equity Award Plan Employee Restricted Stock Award Agreement.
10.10	*	Form of Universal American Corp. 2011 Omnibus Equity Award Plan Employee Nonqualified Option Award Agreement.
10.11	*	Form of Universal American Corp. 2011 Omnibus Equity Award Plan Employee Restricted Stock Award Agreement.

10.12		Indemnity Reinsurance Agreement between American Exchange Life Insurance Company (Ceding Company) and Commonwealth Annuity and Life Insurance Company (Reinsurer) effective as of April 1, 2009 (filed as Exhibit 10.2 to Old Universal American's Quarterly Report on Form 10-Q filed on October 30, 2009, and incorporated by reference herein).
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
10.18
Indemnity Reinsurance Agreement between Union Bankers Insurance Company (Ceding Company) and Commonwealth Annuity and Life Insurance Company (Reinsurer) effective as of April 1, 2009 (filed as Exhibit 10.8 to Old Universal American's Quarterly Report on Form 10-Q filed on October 30, 2009, and incorporated by reference herein).
12.1	*	Computation of Ratio of Earnings to Fixed Charges.
21.1	*	List of Subsidiaries.
23.1	*	Consent of Deloitte & Touche LLP.
23.2	*	Consent of Ernst & Young LLP
31.1	*	Certification of Chief Executive Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934.
31.2	*	Certification of Chief Financial Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.3	*	Certification of Chief Accounting Officer, as required by Rule 13a 14(a) of the Securities Exchange Act of 1934.
32.1	*
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

UNIVERSAL AMERICAN CORP.
March 10, 2016	/s/ RICHARD A. BARASCH Richard A. Barasch Chairman of the Board and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the following capacities and on the dates indicated.

Signature	Title	Date

/s/ RICHARD A. BARASCH Richard A. Barasch	Chairman of the Board, Chief Executive Officer and Director (Principal Executive Officer)	March 10, 2016
/s/ ADAM C. THACKERY Adam C. Thackery	Chief Financial Officer	March 10, 2016
/s/ DAVID R. MONROE David R. Monroe	Chief Accounting Officer	March 10, 2016
/s/ SALLY W. CRAWFORD Sally W. Crawford	Director	March 10, 2016
/s/ MATTHEW W. ETHERIDGE Matthew W. Etheridge	Director	March 10, 2016
/s/ MARK K. GORMLEY Mark K. Gormley	Director	March 10, 2016
/s/ PATRICK J. MCLAUGHLIN Patrick J. McLaughlin	Director	March 10, 2016

Signature	Title	Date

/s/ RICHARD C. PERRY Richard C. Perry	Director	March 10, 2016
/s/ THOMAS A. SCULLY Thomas A. Scully	Director	March 10, 2016
/s/ GEORGE E. SPERZEL George E. Sperzel	Director	March 10, 2016
/s/ SEAN M. TRAYNOR Sean M. Traynor	Director	March 10, 2016

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

        Other schedules were omitted because they were not applicable.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
Universal American Corp.

        We have audited the accompanying consolidated balance sheets of Universal American Corp. and subsidiaries (the "Company") as of December 31, 2015, and the related consolidated statements of operations, comprehensive loss, stockholders' equity, and cash flows for the year then ended. Our audit also included the financial statement schedules listed in the Index at Item 15(a). These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audit. The consolidated financial statements of the Company for the years ended December 31, 2014 and 2013, before the effects of the retrospective adjustments for discontinued operations discussed in Note 21 to the consolidated financial statements, were audited by other auditors whose report, dated March 30, 2015, expressed an unqualified opinion on those statements.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

        In our opinion, such 2015 consolidated financial statements present fairly, in all material respects, the financial position of Universal America Corp. and subsidiaries as of December 31, 2015, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

        We also have audited the retrospective adjustments to the 2014 and 2013 consolidated financial statements for the operations discontinued in 2015, as discussed in Note 21 to the consolidated financial statements. Our procedures included (1) obtaining the Company's underlying accounting analysis prepared by management of the retrospective adjustments for discontinued operations and comparing the retrospectively adjusted amounts per the 2014 and 2013 consolidated financial statements to such analysis, (2) comparing previously reported amounts to the previously issued consolidated financial statements for such years, (3) testing the mathematical accuracy of the accounting analysis, and (4) on a test basis, comparing the adjustments to retrospectively adjust the financial statements for discontinued operations to the Company's supporting documentation. In our opinion, such retrospective adjustments are appropriate and have been properly applied. However, we were not engaged to audit, review, or apply any procedures to the 2014 and 2013 consolidated financial statements of the Company other than with respect to the retrospective adjustments and, accordingly, we do not express an opinion or any other form of assurance on the 2014 and 2013 consolidated financial statements taken as a whole.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 10, 2016 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP

New York, New York
March 10, 2016

 Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Universal American Corp.

        We have audited, before the effects of the retrospective adjustments for discontinued operations discussed in Note 21 to the consolidated financial statements, the accompanying consolidated balance sheet of Universal American Corp. and subsidiaries as of December 31, 2014, and the related consolidated statements of operations, comprehensive loss, stockholders' equity and cash flows for the years ended December 31, 2014 and 2013 (the 2014 and 2013 consolidated financial statements, before the effects of the retrospective adjustments discussed in Note 21 to the consolidated financial statements are not presented herein). Our audits also included, before the effects of the retrospective adjustments for the discontinued operations discussed in Note 21 to the consolidated financial statements, the financial statement schedules listed in the Index at Item 15(a) for the years ended December 31, 2014 and 2013 (the 2014 and 2013 financial statement schedules, before the effects of the retrospective adjustments discussed in Note 21 to the consolidated financial statements are not presented herein). The 2014 and 2013 financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

        In our opinion, the 2014 and 2013 financial statements referred to above, before the effects of the retrospective adjustments for discontinued operations discussed in Note 21 to the consolidated financial statements, present fairly, in all material respects, the consolidated financial position of Universal American Corp. and subsidiaries at December 31, 2014, and the consolidated results of their operations and their cash flows for the years ended December 31, 2014 and 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related 2014 and 2013 financial statement schedules, before the effects of the retrospective adjustments for the discontinued operations discussed in Note 21 to the consolidated financial statements, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

        We were not engaged to audit, review, or apply any procedures to the retrospective adjustments to the consolidated financial statements and schedules for the discontinued operations discussed in Note 21 to the consolidated financial statements and, accordingly, we do not express an opinion or any other form of assurance about whether such retrospective adjustments are appropriate and have been properly applied. Those retrospective adjustments were audited by other auditors.

/s/ Ernst & Young LLP
New York, NY
March 30, 2015

Report of Independent Registered Public Accounting Firm
on Internal Control Over Financial Reporting

The Board of Directors and Stockholders of
Universal American Corp.

        We have audited the internal control over financial reporting of Universal American Corp. and subsidiaries (the "Company") as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2015 of the Company and our report dated March 10, 2016, expressed an unqualified opinion on those financial statements and financial statement schedules.

/s/ Deloitte & Touche LLP

New York, New York
March 10, 2016

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	December 31, 2015	December 31, 2014
ASSETS
Investments:
Fixed maturities available for sale, at fair value (amortized cost: 2015, $287,480; 2014, $327,488)	$289,968	$338,052
Short-term investments	—	5,496
Other invested assets	11,049	15,293

Total investments	301,017	358,841
Cash and cash equivalents	72,582	88,982
Accrued investment income	2,336	2,537
Reinsurance recoverables	3,000	1,322
Due and unpaid premiums	48,301	53,529
Goodwill and intangible assets	75,620	77,886
Deferred income tax asset	49,024	30,280
Income taxes receivable	5,313	29,254
Other healthcare receivables	36,172	32,686
Net amounts receivable from discontinued operations	—	54,399
Other assets	30,641	29,893
Assets of discontinued operations	1,113,053	1,341,345

Total assets	$1,737,059	$2,100,954

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Policy and contract claims	$101,971	$108,419
Premiums received in advance	953	4,469
Series A mandatorily redeemable preferred shares	40,000	40,000
Loan payable	—	103,447
Net amounts payable to discontinued operations	49,921	—
Accounts payable and other liabilities	66,488	93,195
Liabilities of discontinued operations	1,095,331	1,136,959

Total liabilities	1,354,664	1,486,489

Commitments and contingencies (Note 22)
STOCKHOLDERS' EQUITY
Preferred stock (Authorized: 40 million shares)	—	—
Common stock—voting (Authorized: 400 million shares; issued and outstanding:
2015, 81.3 million shares; 2014, 80.4 million shares)	813	804
Common stock—non-voting (Authorized: 60 million shares; issued and outstanding: 3.3 million shares)	33	33
Additional paid-in capital	608,804	667,026
Accumulated other comprehensive income	2,748	12,648
Retained deficit	(230,003)	(66,046)

Total stockholders' equity	382,395	614,465

Total liabilities and stockholders' equity	$1,737,059	$2,100,954

See notes to consolidated financial statements.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	For the Years Ended December 31,
	2015	2014	2013
Revenues:
Net premiums	$1,436,165	$1,573,024	$1,629,947
Net investment income	12,098	19,761	18,997
Fee and other income	4,524	3,434	512
Net realized gains (losses)	38,954	(649)	13,806

Total revenues	1,491,741	1,595,570	1,663,262

Benefits, claims and expenses:
Claims and other benefits	1,244,594	1,333,389	1,388,644
Amortization of intangible assets	2,916	3,406	3,084
Commissions	18,529	20,861	24,302
Interest expense	4,748	6,229	6,496
Affordable Care Act fee	28,821	23,094	—
Other operating costs and expenses	182,313	220,878	223,809

Total benefits, claims and expenses	1,481,921	1,607,857	1,646,335

Income (loss) before equity in losses
of unconsolidated subsidiaries	9,820	(12,287)	16,927
Equity in losses of unconsolidated subsidiaries	(9,626)	(17,793)	(33,602)

Income (loss) from continuing operations before income taxes	194	(30,080)	(16,675)
Provision for (benefit from) income taxes	4,995	(5,116)	(4,781)

Loss from continuing operations	(4,801)	(24,964)	(11,894)
Discontinued operations:
Loss from discontinued operations before income taxes	(188,476)	(3,845)	(186,561)
(Benefit from) provision for income taxes	(29,308)	658	(6,129)

Loss from discontinued operations	(159,168)	(4,503)	(180,432)

Net loss	$(163,969)	$(29,467)	$(192,326)

Loss per common share:
Basic:
Continuing operations	$(0.06)	$(0.30)	$(0.14)
Discontinued operations	(1.93)	(0.05)	(2.06)

Net loss	$(1.99)	$(0.35)	$(2.20)

Diluted:
Continuing operations	$(0.06)	$(0.30)	$(0.14)
Discontinued operations	(1.93)	(0.05)	(2.06)

Net loss	$(1.99)	$(0.35)	$(2.20)

Weighted average shares outstanding:
Basic weighted average shares outstanding	82,402	83,850	87,402
Effect of dilutive securities	—	—	—

Diluted weighted average shares outstanding	82,402	83,850	87,402

Dividends per share	$0.75	$—	$1.60

See notes to consolidated financial statements.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

	For the years ended December 31,
	2015	2014	2013
Comprehensive loss:
Net loss	$(163,969)	$(29,467)	$(192,326)
Other comprehensive (loss) income, net of income taxes:
Unrealized (loss) gain on investments	(10,582)	7,108	(15,111)
Less: reclassification adjustment for gains included in net loss	2,416	822	9,011

Change in net unrealized (loss) gain on investments	(12,998)	6,286	(24,122)
Change in long-term claim reserve adjustment	3,098	(967)	2,362

Total other comprehensive (loss) income, net of income taxes	(9,900)	5,319	(21,760)

Comprehensive loss	$(173,869)	$(24,148)	$(214,086)

See notes to consolidated financial statements.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(in thousands)

	Common Stock			Accumulated Other Comprehensive Income
			Additional Paid-in Capital		Retained Earnings (Deficit)
	Voting	Non-Voting				Total
Balance at January 1, 2013	$850	$33	$827,298	$29,089	$155,227	$1,012,497
Net loss	—	—	—	—	(192,326)	(192,326)
Other comprehensive loss	—	—	—	(21,760)	—	(21,760)
Net issuance of common stock	5	—	3,716	—	—	3,721
Stock-based compensation	—	—	4,327	—	—	4,327
Dividends to stockholders	—	—	(142,012)	—	452	(141,560)

Balance at December 31, 2013	855	33	693,329	7,329	(36,647)	664,899
Net loss	—	—	—	—	(29,467)	(29,467)
Other comprehensive income	—	—	—	5,319	—	5,319
Net issuance of common stock	9	—	4,861	—	—	4,870
Stock-based compensation	—	—	4,658	—	—	4,658
Dividends to stockholders	—	—	298	—	68	366
Share retirement	(60)	—	(36,120)	—	—	(36,180)

Balance at December 31, 2014	804	33	667,026	12,648	(66,046)	614,465
Net loss	—	—	—	—	(163,969)	(163,969)
Other comprehensive loss	—	—	—	(9,900)	—	(9,900)
Net issuance of common stock	9	—	417	—	—	426
Stock-based compensation	—	—	4,124	—	—	4,124
Dividends to stockholders	—	—	(62,763)	—	12	(62,751)

Balance at December 31, 2015	$813	$33	$608,804	$2,748	$(230,003)	$382,395

See notes to consolidated financial statements.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Years Ended December 31,
	2015	2014	2013
Operating activities:
Net loss	$(163,969)	$(29,467)	$(192,326)
Loss from discontinued operations	159,168	4,503	180,432

Loss from continuing operations	(4,801)	(24,964)	(11,894)
Adjustments to reconcile net loss to cash (used for) provided by operating activities:
Deferred income taxes	(16,062)	(8,865)	(1,272)
Net realized gains on investments	(38,834)	(1,999)	(13,806)
Realized (gain) loss on sale of business	(120)	2,648	—
Amortization of intangible assets	2,916	3,406	3,084
Amortization of debt issuance costs	2,791	1,752	1,423
Net amortization of bond premium	1,729	2,013	2,636
Depreciation expense	3,340	4,704	6,093
Stock based compensation expense	9,369	9,252	7,554
Changes in operating assets and liabilities:
Policy and contract claims	(6,448)	(17,933)	14,207
Reinsurance balances	(1,678)	450	(378)
Due and unpaid/advance premium, net	1,712	4,048	(27,284)
Net amounts receivable from/payable to discontinued operations	75,548	19,566	207,065
Income taxes receivable	24,049	14,176	(68,777)
Other, net	(32,080)	(4,716)	(25,433)

Cash provided by operating activities of continuing operations	21,431	3,538	93,218
Cash (used for) provided by operating activities of discontinued operations	(57,476)	13,617	(156,770)

Cash (used for) provided by operating activities	(36,045)	17,155	(63,552)

Investing activities:
Proceeds from sale, maturity, call, paydown or redemption of fixed maturity investments	139,722	134,559	399,985
Cost of fixed maturity investments acquired	(97,738)	(92,786)	(310,097)
Change in short-term investments	5,496	(5,496)	14,993
Proceeds of sale of cost method investments	36,300	—	—
Purchase of business, net of cash acquired	—	—	(3,299)
Sale of business, net of cash sold	120	12,882	—
Purchase of fixed assets	(7,615)	(1,744)	(1,106)
Other investing activities	318	(2,245)	(10,205)

Cash provided by investing activities of continuing operations	76,603	45,170	90,271
Cash provided by investing activities of discontinued operations	74,612	34,580	153,074

Cash provided by investing activities	151,215	79,750	243,345

Financing activities:
Net proceeds from issuance of common and preferred stock, net of tax effect	95	(994)	370
Share retirement	—	(36,180)	—
Dividends paid to stockholders	(62,630)	(1,320)	(141,371)
Principal payment on loan payable	(103,447)	—	(28,537)
Payment of debt issue costs	—	—	(460)
Distributions from (contributions to) discontinued operations	51,548	633	5,146

Cash used for financing activities of continuing operations	(114,434)	(37,861)	(164,852)
Cash used for financing activities of discontinued operations	(51,548)	(633)	(5,146)

Cash used for financing activities	(165,982)	(38,494)	(169,998)

Net (decrease) increase in cash and cash equivalents	(50,812)	58,411	9,795
Less: decrease (increase) in cash and cash equivalents from discontinued operations	34,412	(47,564)	8,842

Net (decrease) increase in cash and cash equivalents from continuing operations	(16,400)	10,847	18,637
Cash and cash equivalents of continuing operations at beginning of period	88,982	78,135	59,498

Cash and cash equivalents of continuing operations at end of period	$72,582	$88,982	$78,135

Supplemental Cash Flow Information:
Interest payments	$4,748	$6,229	$6,609

Cash (received) paid for income taxes	$(17,922)	$(357)	$18,974

See notes to consolidated financial statements.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND COMPANY BACKGROUND

        Except as otherwise indicated, references to the "Company," "Universal American," "we," "our," and "us" are to Universal American Corp., a Delaware corporation, and its subsidiaries.

        Universal American provides a broad array of health insurance and managed care products and services to people covered by Medicare and Medicaid. Collectively, our health plans and insurance company subsidiaries are licensed in all fifty states and the District of Columbia and authorized to sell Medicare Advantage products, life, accident and health insurance and annuities and to provide comprehensive medical services through Medicaid.

        Through our Medicare Advantage subsidiaries, we sell Medicare Coordinated Care Plan products in Texas, which we call HMOs, and sell Medicare Coordinated Care products in New York and Maine that are built around contracted networks of providers, which we call PPOs and Medicare Advantage Network private fee-for-service products, known as PFFS Plans. Our Medicare Advantage plans currently serve approximately 114,000 members, including 68,900 members in our Texas HMOs and 45,100 members in upstate New York and Maine.

        Our subsidiary, Collaborative Health Systems, LLC, also known as CHS, works with physicians and other healthcare professionals to operate Accountable Care Organizations, or ACOs, under the Medicare Shared Savings Program ("Shared Savings Program"). We currently have twenty-one ACOs in ten states previously approved for participation in the program by the Centers for Medicare & Medicaid Services, known as CMS and one Next Generation ACO operating in Houston, Texas. Based on data provided by CMS, these ACOs currently include approximately 3,200 participating providers with approximately 236,000 assigned Medicare fee-for-service beneficiaries, both within and outside our current Medicare Advantage footprint. CHS provides these ACOs with care coordination, analytics and reporting, technology and other administrative capabilities to enable participating providers to deliver better care and lower healthcare costs for their Medicare fee-for-service beneficiaries. The Company provides funding to CHS to support the operating activities of CHS and the ACOs.

        We operate the Total Care Medicaid managed care plan which provides Medicaid managed care services in upstate New York, currently serving approximately 39,000 members in Syracuse and surrounding areas.

        We discontinued marketing and selling Traditional insurance products, consisting of Medicare supplement products, fixed benefit accident and sickness insurance and senior life insurance after June 1, 2012. However, we continue to manage the block as the policies remain in force over the renewal period. On October 8, 2015, we entered into a definitive agreement to sell our Traditional Insurance business to Nassau Reinsurance Group Holdings, L.P., ("Nassau") known as the Traditional Sale. Under the terms of the agreement, Nassau will acquire Constitution Life Insurance Company (Constitution) and The Pyramid Life Insurance Company (Pyramid), and reinsure the Traditional Insurance business written by American Progressive Life & Health Insurance Company of New York (Progressive) through a 100% quota share coinsurance agreement. As of December 31, 2015, we determined that our Traditional Insurance business should be classified as held for sale and reported as discontinued operations. Consequently, the related assets and liabilities were adjusted to fair value as of December 31, 2015 based on the net amounts realizable upon sale and for all periods presented were classified as assets and liabilities of discontinued operations in our consolidated balance sheets. The related operating results are reported in discontinued operations in our consolidated financial statements. See Note 21—Discontinued Operations for further details.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. ORGANIZATION AND COMPANY BACKGROUND (Continued)

        On May 1, 2015, we sold our APS Healthcare domestic subsidiaries and we sold our APS Healthcare Puerto Rico subsidiaries on February 4, 2015. The operating results of APS Healthcare for the current period and all historical periods presented have been reclassified as discontinued operations in our consolidated financial statements. See Note 21—Discontinued Operations for further details.

2. BASIS OF PRESENTATION

        We have prepared the accompanying Consolidated Financial Statements in conformity with U.S. generally accepted accounting principles, known as GAAP, and consolidate the accounts of Universal American and its subsidiaries at December 31, 2015.

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

        The ACOs are considered variable interest entities, known as VIEs, under GAAP as these entities do not have sufficient equity to finance their own operations without additional financial support. We assess our contractual, ownership or other interests in a VIE to determine if our interest participates in the variability the VIE was designed to absorb and pass onto variable interest holders. We perform an ongoing qualitative assessment of our variable interests in VIEs to determine whether we have a controlling financial interest and would therefore be considered the primary beneficiary of the VIE. The power to direct the activities of the ACOs that most significantly impact their performance is shared between us and the healthcare providers that we have joined with to establish the ACOs pursuant to the structure of the Management Committee of each of the ACOs. Accordingly, we have determined that we are not the primary beneficiary of the ACOs, and therefore we cannot consolidate them. We account for our participation in the ACOs using the equity method. Gains and losses from our participation in the ACOs are reported as equity in (losses) earnings of unconsolidated subsidiaries in the consolidated statements of operations. Our net investment in the ACOs is reported in other assets in the consolidated balance sheets.

        Statutory Accounting Practices:    For our insurance and health plan subsidiaries, GAAP differs from statutory accounting practices prescribed or permitted by regulatory authorities. The more significant differences include the following:

  •
  Investments—fixed maturities available for sale are recorded at fair value with unrealized gains and losses reported in equity as a component of accumulated other comprehensive income under GAAP while for statutory purposes they are recorded at amortized cost based on their National Association of Insurance Commissioners, or NAIC, rating.

  •
  Interest Maintenance Reserve, or IMR, on realized gains and losses—Under GAAP, realized gains and losses are reported in the statement of operations in the periods that the assets giving rise to the gains or losses are sold. For statutory purposes, a portion of the realized gains and losses is deferred under a formula prescribed by the NAIC, net of income taxes and amortized

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. BASIS OF PRESENTATION (Continued)

    over the remaining period to maturity, as if the investment had not been sold. The net IMR deferral is reported as a non-admitted asset or a liability in the statutory balance sheet.

  •
  Asset Valuation Reserve, or AVR—AVR is a valuation allowance on invested assets required on a statutory basis, determined by an NAIC-prescribed formula. AVR is not recognized for GAAP.

  •
  Deferred Policy Acquisition Costs, or DAC—Under GAAP, the costs of acquiring and renewing insurance policies, to the extent determined recoverable from future policy revenues, are deferred as an asset and amortized over the premium-paying period of the policies. For statutory purposes, such acquisition costs are expensed as incurred.

  •
  Non-admitted assets—Under GAAP, assets are reflected in the balance sheets to the extent that they are not impaired. For statutory purposes, certain assets are designated as non-admitted, excluded from the balance sheets and recorded as a reduction of unassigned surplus.

  •
  Policy reserves—For GAAP, policy reserves are calculated based on estimated expected experience or actual account balances while for statutory purposes such reserves are calculated based on statutorily-related interest and mortality assumptions.

  •
  Reinsurance recoverables—For GAAP, policy and contract liabilities ceded to reinsurers are recorded as an asset. For statutory purposes, such amounts ceded to reinsurers are reported as reductions of the related liabilities.

        We have eliminated all material intercompany transactions and balances.

        Subsequent events were evaluated through the date these consolidated financial statements were issued.

        Use of Estimates:    The preparation of our financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

        Critical accounting policies require significant subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. These estimates are based on information available at the time the estimates are made, as well as anticipated future events. We periodically evaluate our estimates, and as additional information becomes available or actual amounts become determinable, we may revise the recorded estimates and reflect the revisions in our operating results. In our judgment, the accounts involving estimates and assumptions that are most critical to the preparation of our financial statements are policy related liabilities and expense recognition, goodwill and other intangible assets, investment valuation, revenue recognition, income taxes and DAC. There have been no changes in our critical accounting policies during 2015.

        Reclassifications:    In accordance with the provisions of Accounting Standards Codification, known as ASC, 205-20, Presentation of Financial Statements—Discontinued Operations, effective December 31, 2015, we determined that our Traditional Insurance business should be classified as held for sale and reported in discontinued operations. Also, effective with the sale of the APS Healthcare domestic operations on May 1, 2015, we determined that our APS Healthcare businesses should be reported as discontinued operations. As a result, the results of operations and cash flows related to both our

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. BASIS OF PRESENTATION (Continued)

Traditional Insurance and APS Healthcare businesses are reported as discontinued operations for all periods presented. In addition, the related assets and liabilities have been segregated from the assets and liabilities related to our continuing operations and presented separately in our consolidated balance sheets. Unless otherwise noted, all disclosures in the notes accompanying our consolidated financial statements reflect only continuing operations. For additional information on our discontinued operations, see Note 21—Discontinued Operations.

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

        Unrealized gains and losses on available for sale securities are excluded from earnings and reported as accumulated other comprehensive income, unless the losses are determined to be other-than-temporary. This is reported net of tax, and the effect on long-term claim reserves and DAC in accordance with ASC 320-10-S99-2.

        As of December 31, 2015 and 2014, we classified all fixed maturity securities as available for sale and carried them at fair value, with the unrealized gain or loss, net of tax, included in accumulated other comprehensive income. We carry short-term investments at cost, which approximates fair value. Other invested assets consist principally of cost-basis equity investments, equity securities and collateral loans. We carry cost-basis equity investments at the lower of cost or fair value and equity securities at fair value. We carry collateral loans at the underlying value of their collateral which is the cash surrender value of life insurance.

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

        We have a security monitoring process overseen by our Investment Committee, consisting of investment and accounting professionals who identify securities that, due to specified characteristics, as described below, we are subject to an enhanced analysis on a quarterly basis. We review our fixed maturity securities at least quarterly to determine if an other-than-temporary impairment is present based on specified quantitative and qualitative factors. The primary factors that we consider in evaluating whether a decline in value is other-than-temporary are:

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

        During the years ended December 31, 2015, 2014 and 2013 we recorded no OTTI realized losses.

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

  Goodwill and intangible assets:

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

        Amortizing intangible assets:    We must estimate and make assumptions regarding the useful life we assign to our amortizing intangible assets. Set forth below are our annual amortization policies for each of the main categories of amortizing intangible assets which have an unamortized balance at December 31, 2015. All are being amortized over the estimated weighted average life of the related asset on a straight line basis.

Description	Weighted Average Life Remaining (Years)
Provider contracts	1 - 6
Customers/membership acquired	6
Trademarks/tradenames	2
Non-compete agreement	5

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

        Part C—Under the Medicare Advantage program, private plans provide Medicare-covered health care benefits to enrollees and can include prescription drug coverage. Part C benefits, which include Part A and Part B, are provided through private Medicare Advantage plans.

        Part D—Under Part D, prescription drug benefits may be provided by private plans to individuals eligible for benefits under Part A and/or enrolled in Part B. These benefits are provided on both a stand-alone basis and also in connection with certain Medicare Advantage plans.

        These programs are administered by CMS. These benefits are provided through HMO, PPO, PFFS and stand-alone Part D Plans in exchange for contractual risk-adjusted payments received from CMS. We contract with CMS under the Medicare program to provide a comprehensive array of health insurance and prescription drug benefits to Medicare eligible persons through our Medicare Advantage plans.

        Membership—We analyze the membership for our Medicare Advantage Plans (collectively, the "Plans") in our administrative system and reconcile to the enrollment provided by CMS. There are timing differences between the addition of a member to our administrative system and the approval, or accretion, of the member by CMS. Additionally, the monthly payments from CMS include adjustments to reflect changes in the status of membership as a result of retroactive terminations, additions, whether CMS is secondary to other insurance coverage or other changes. Current period membership, net premium, CMS subsidies and claims expense are adjusted to reflect retroactive changes in membership.

        Premiums—Premiums received pursuant to Medicare contracts with CMS are recorded as revenue in the month in which members are entitled to receive benefits. Premiums collected in advance are deferred. Receivables from CMS and Plan members are recorded net of estimated uncollectible amounts and are reported as due and unpaid premiums in the consolidated balance sheets. We routinely monitor the collectability of specific accounts, the aging of member premium receivables, historical retroactivity trends and prevailing and anticipated economic conditions.

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

        For members of our Network PFFS Plans with Part D benefits, CMS makes prospective monthly catastrophic reinsurance payments to the Plans based on estimated average reinsurance payments to other Medicare Advantage—Prescription Drug (MA-PD) Plans that provide Part D benefits. Based upon the current guidelines from CMS, these Plans are at risk for the variance between their actual expense and the CMS payments. As a result, we do not follow deposit accounting for these payments.

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

        Claims—Policy and contract claims include actual claims reported but not paid and estimates of health care services and prescription drug claims incurred but not reported, known as IBNR. The estimated IBNR are based upon current enrollment, historical claim receipt and payment patterns, historical medical cost trends and health service utilization statistics. These estimates and assumptions are derived from and are continually evaluated using per member per month trend analysis, claims trends developed from our historical experience in the preceding month (adjusted for known changes in estimates of recent hospital and drug utilization data), provider contracting changes, benefit level changes, product mix and seasonality. These estimates are based on information available at the time the estimates are made, as well as anticipated future events. Actual results could differ materially from these estimates. We periodically evaluate our estimates, and as additional information becomes available or actual amounts become determinable, we may revise the recorded estimates and reflect them in operating results.

        Stipulated minimum MLRs—Beginning in 2014, The Patient Protection and Affordable Care Act, or ACA, stipulates a minimum medical loss ratio, or MLR, of 85% for Medicare Advantage plans. This MLR which is calculated at a plan level, takes into account benefit costs, quality initiative expenses, the ACA fee and taxes. Financial and other penalties may result from failing to achieve the minimum MLR ratio. For the years ended December 31, 2015 and 2014 our Medicare Advantage plans exceeded the minimum MLR, as defined by CMS.

        Recognition of Premium Revenues and Policy Benefits for our Medicaid Business:    Through Today's Options of New York, Inc., known as TONY, beginning in December 2013, we provide comprehensive health services to members in certain counties in upstate New York, under the name "Total Care." TONY serves an enrolled population comprised primarily of members of the Medical Assistance Program, known as Medicaid, and also participates in Child Health Plus and, through December 31, 2014, Family Health Plus, programs for low-income, uninsured children and adults. We receive monthly premium on a per member basis for each month of a member's term of enrollment that is recognized as earned in the month to which it applies. The premium is calculated using actuarially predetermined premium groups based upon the age, sex and aid category of the member. Premium rates are subject to revision under the provision of the New York State regulation. Adjustments for such revisions are recognized in the fiscal year incurred. With respect to the Medicaid program, Medicaid-eligible persons living in the counties of operation can enroll in TONY. Medicaid and Family Health Plus eligibility is determined by agreement between the individual county's Department of Social Services and the

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

New York State Department of Health. Premiums earned reflect the sum of monthly premium bills submitted by TONY to the New York State Department of Health for eligible enrollees. TONY may also enroll individuals eligible for Child Health Plus and receive monthly premiums for each enrollee.

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

        Recognition of Revenues—Accountable Care Organizations:    The Medicare Shared Savings Program, or MSSP, is relatively new and therefore has limited historical experience. This impacts our ability to accurately accumulate and interpret the data available for calculating the ACOs' shared savings. Therefore, during 2015 and 2014, we recognized our portion of ACO shared savings revenue when notified by CMS. Such notification lags the Program Year to which the revenue relates by six to nine months. Revenue from the initial 2012/2013 Program Year, which ended on December 31, 2013, was recorded in the quarter ended September 30, 2014 and revenue for the 2014 Program Year, which ended on December 31, 2014, was recorded in the quarter ended June 30, 2015. Similarly, we were not able to recognize revenue for the year ended December 31, 2015 in the 2015 financial statements. We expect that revenue, if any, for the program year ended December 31, 2015 will be reported in 2016 when the MSSP revenue is either known or estimable with reasonable certainty. Based on the ACO operating agreements, we bear all costs of the ACO operations until revenue is recognized. At that point, we share in up to 100% of the revenue to recover our costs incurred. Any remaining revenue is generally shared equally with our ACO provider partners.

        Affordable Care Act Fee:    The Patient Protection and Affordable Care Act as amended by the Health Care and Education Reconciliation Act (the Acts) imposes an annual fee on health insurers (the "ACA fee") for each calendar year beginning on or after January 1, 2014. In 2017, the ACA fee has been suspended for one year. A health insurer's portion of the annual fee is payable no later than September 30 of the applicable calendar year and is not tax deductible. The annual fee for the health insurance industry is allocated to individual health insurers based on the ratio of the amount of an entity's direct premiums written during the preceding calendar year to the amount of health insurance for any U.S. health risk that is written during the preceding calendar year. ASU 2011-06, Other Expenses, Fees Paid to the Federal Government by Health Insurers provides that the liability for the fee should be estimated and recorded in full once the entity provides qualifying health insurance in the corresponding period with a corresponding deferred cost that is to be amortized to expense on a straight-line basis over the applicable calendar year. We record the fee liability in other liabilities and the deferred cost in other assets in the consolidated balance sheets. The related expense is recorded as Affordable Care Act fee in the consolidated statements of operations. The 2015 fee was paid in September 2015. At December 31, 2015, we had no accrued liability and the deferred asset was fully amortized.

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

        Stock-Based Compensation:    We have a stock-based incentive plan for our employees, non-employee directors, agents and others. Detailed information for activity in our stock plans can be found in Note 15—Stock-Based Compensation. In accordance with ASC 718, Compensation—Stock Compensation, we recognize compensation costs for share-based payments to employees and non-employee directors based on the grant date fair value of the award and permits them to amortize this fair value over the grantees' service period.

        We determine stock-based compensation for non-employees based on guidance contained in ASC 505-50, Equity—Equity-Based Payments to Non-Employees. We expense the fair value of the awards over the vesting period of each award.

        Net amounts receivable from and payable to discontinued operations:    This represents net amounts to be received from or paid to discontinued operations. Amounts receivable from discontinued operations generally represent the deemed dividend of excess capital in the legal entities included in the Traditional Sale. Amounts payable to discontinued operations represent the cash and investments related to the reinsurance of the Traditional Insurance business written by American Progressive Life & Health Insurance Company of New York through a 100% quota share coinsurance agreement as part of the Traditional Sale.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

  Significant Accounting Policies—Assets Held for Sale:

        As of December 31, 2015, we determined that our Traditional Insurance business should be classified as held for sale and reported as discontinued operations. Consequently, the related assets and liabilities were adjusted to fair value as of December 31, 2015 based on the net amounts realizable upon sale and for all periods presented were classified as assets and liabilities of discontinued operations in our consolidated balance sheets. The related operating results are reported in discontinued operations in our consolidated financial statements. The following significant accounting policies relate to our Traditional Insurance business:

        Deferred Policy Acquisition Costs:    In accordance with ASC 944-30, Financial Services—Insurance—Acquisition Costs, we defer costs that are directly related to the successful acquisition or renewal of insurance contracts including the following:

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

        The determination of deferability must be made on a contract-level basis. We refer to these costs as DAC.

        For our net retained traditional life and health products, we amortize DAC in proportion to premium revenue using the same assumptions used in estimating the liabilities for future policy benefits in accordance with ASC 944-40, Financial Services—Insurance—Claim Costs and Liabilities for Future Policy Benefits. Under ASC 944, any unamortized DAC relating to lapsed policies must be amortized as of the date of the lapse.

        We test for the recoverability of DAC at least annually. To the extent that we determine that the present value of future policy premiums would not be adequate to recover the unamortized costs, we would write off the excess DAC. Based on our annual tests, we wrote off $12.2 million on DAC that we determined was not recoverable at December 31, 2015. As a result of the adjustment of the assets and liabilities of the Traditional Insurance business to fair value as of December 31, 2015 based on the net amounts realizable, the DAC balance remaining as of December 31, 2015 was written off. We determined that DAC was recoverable at December 31, 2014.

        Recognition of Premium Revenues and Policy Benefits for our Traditional Accident & Health Insurance Products:    Our traditional accident and health products include Medicare supplement, fixed benefit accident and sickness and other health, and long-term care products. These products are considered to be long-duration contracts in accordance with ASC 944-40, Financial Services—Insurance—Claim Costs and Liabilities for Future Policy Benefits, because they are largely guaranteed renewable (renewable at the option of the insured). For these products, we record premiums as revenue over the premium-paying periods of the contracts when due from policyholders. We recognize benefits and expenses associated with these policies over the current and anticipated renewal periods of the policies so as to

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

result in recognition of profits over the life of the policies. We accomplish this association by recording a provision for future policy benefits and amortizing DAC.

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

        We establish claim reserves for future payments not yet due on incurred claims, primarily relating to individual disability and long-term care insurance and group long-term disability insurance products. We initially establish these reserves based on past experience, and they are continuously reviewed and updated with any related adjustments recorded to current operations. Claim liabilities represent policy benefits due for unpaid claims, consisting primarily of claims in the course of settlement and a liability for IBNR.

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

        Our accounting for premium revenues and policy benefits, particularly a) the recognition of benefits and expenses associated with earned premiums as the related premiums are earned and b) the recording a liability for future policy benefits consisting of active life reserves and the estimated present value of the remaining ultimate net cost of incurred claims is as follows:

  •
  Premiums are recognized as revenue, net of reinsurance, over the period to which they relate. While these products are long-duration, they are typically one-year policies that are guaranteed renewable at the option of the insured. Therefore the annual premium is recorded as revenue over the policy period (one year), with any premium paid in advance recorded as a liability. Premiums due and unpaid are recorded as an asset. Changes in advance and due and unpaid premium, net of reinsurance, are reported in net premiums in our consolidated statements of operations.

  •
  Claims liabilities are accrued when events occur, including (i) claims in the course of settlement and (ii) IBNR. The change in the claim liability, net of reinsurance, is reported in the claims and other benefits line in our consolidated statements of operations.

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

  •
  Expenses eligible for capitalization as DAC, such as commissions in excess of the ultimate commission and underwriting costs for successful contract acquisitions, are capitalized and amortized over the anticipated life of the policy.

        Recognition of Premium Revenues and Policy Benefits for Life Insurance Products:    We have reinsured substantially all of our in-force life insurance and annuity business to the Commonwealth Annuity and Life Insurance Company, known as Commonwealth, and the First Allmerica Financial Life Insurance Company. This business is reinsured on a 100% quota share basis. The annuity portion of this reinsurance transaction was subsequently commuted with Commonwealth and reinsured with Athene Re, Ltd. We no longer sell these products. Revenues and benefits are reported net of amounts ceded, and therefore have no effect on our consolidated statements of operations; however, the reinsurance transaction resulted in a gain that was deferred and is being amortized over the estimated remaining life of the ceded business.

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

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. RECENTLY ISSUED AND PENDING ACCOUNTING PRONOUNCEMENTS

        Leases:    In February 2016, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, known as ASU 2016-02, "Leases (Topic 842)," which will replace the existing guidance in ASC 840, "Leases." The updated standard aims to increase transparency and comparability among organizations by requiring lessees to recognize lease assets and lease liabilities on the balance sheet and requiring disclosure of key information about leasing arrangements. This ASU is effective for annual periods beginning after December 15, 2018, and interim periods within those annual periods; early adoption is permitted and modified retrospective application is required. We do not expect the adoption of this ASU to have a material impact on our financial statements.

        Financial Instruments:    In January 2016, the FASB, issued ASU, 2016-01, Financial Instruments—Overall—Recognition and Measurement of Financial Assets and Financial Liabilities. ASU 2016-01 addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. The amendment is effective for fiscal years (and interim periods within those years) beginning after December 15, 2017 and will result in a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption, except for one provision relating to equity securities without readily determinable fair values, which provision will be applied prospectively. The amendment is not expected to have a material impact on our financial statements.

        Business Combinations:    In September 2015, the FASB issued ASU 2015-16, Business Combinations—Simplifying the Accounting for Measurement-Period Adjustments. ASU 2015-16 eliminates the requirement to retrospectively account for adjustments made to provisional amounts recognized in a business combination and instead requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. ASU 2015-16 also requires an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date.

        ASU 2015-16 is effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years and is to be applied prospectively to adjustments to provisional amounts that occur after the effective date with earlier application permitted for financial statements that have not been issued. We adopted this ASU, on January 1, 2016. This guidance is not expected to have a material impact on our financial statements in future periods.

        Revenue from Contracts with Customers:    In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers—Deferral of the Effective Date, which delays the implementation of ASU 2014-09, Revenue from Contracts with Customers, by one year. Implementation is now required in annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. We do not expect the adoption of either ASU to have a material impact on our financial statements in future periods.

        Disclosures about Short-Duration Contracts:    In May 2015, the FASB issued ASU 2015-09, Disclosures about Short-Duration Contracts. This ASU requires insurers to make additional disclosures about short-duration contracts (i.e., coverage provided for a fixed period of short duration, typically a

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. RECENTLY ISSUED AND PENDING ACCOUNTING PRONOUNCEMENTS (Continued)

year or less), including health insurance. The disclosures focus on the liability for unpaid claims and claim adjustment expenses.

        Among other things, the new disclosure will require insurers to provide tables showing incurred and paid claims development information by accident year for the number of years claims typically remain outstanding (but not more than 10 years) including a reconciliation of this information to the statement of financial position. For accident years included in the development tables, insurers will have to disclose the total of incurred-but-not-reported liabilities and expected development on reported claims plus claims frequency information unless impracticable, and the historical average annual percentage payout of incurred claims. The claims development tables may be presented as supplementary information rather than in the notes to the financial statements, but information for the current year would have to be presented in the notes to the financial statements.

        ASU 2015-09 is effective for annual periods beginning after December 15, 2015, and interim periods the following year. The amendments in this ASU should be applied retrospectively by providing comparative disclosures for each period presented, except for those requirements that apply only to the current period. We are currently evaluating this ASU, and do not expect that adoption will have an impact on our financial statements in future periods.

        Simplifying the Presentation of Debt Issuance Costs:    In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. There is no change in recognition and measurement guidance for debt issuance costs. In August 2015, the FASB issued ASU 2015-15, Interest—Imputation of Interest—Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line of Credit Arrangements. This guidance expands on ASU 2015-03 to address reporting of debt issuance costs incurred in connection with establishing a line of credit, allowing an entity to defer and present such costs as an asset to be amortized ratably over the term of the line of credit.

        ASU 2015-03 as amended by ASU 2015-15, is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Adoption of these ASUs will not have a significant impact on our financial statements in future periods,

        Consolidation:    In February 2015, the FASB issued ASU 2015-02, Amendments to the Consolidation Analysis. The amendments in this ASU affect reporting entities that are required to evaluate whether they should consolidate certain legal entities. All legal entities are subject to reevaluation under the revised consolidation model. The amendments modify the evaluation of whether limited partnerships and similar legal entities are variable interest entities, known as VIEs, or voting interest entities and affect the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships. ASU 2015-02 is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. We adopted this ASU, on January 1, 2016. We are currently evaluating ASU 2015-02 and do not expect that adoption will have an impact on our financial statements in future periods.

        Discontinued Operations and Disclosure of Disposals of Components of an Entity:    In April 2014, the FASB issued ASU 2014-08, Reporting Discontinued Operations and Disclosure of Disposals of

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. RECENTLY ISSUED AND PENDING ACCOUNTING PRONOUNCEMENTS (Continued)

Components of an Entity, which provides guidance on the presentation and disclosure of discontinued operations and added disclosure requirements for other disposal transactions. ASU 2014-08 is effective for annual periods beginning on or after December 15, 2014, and interim periods within those years, and is applied prospectively. We adopted ASU 2014-08 effective January 1, 2015. We applied ASU 2014-08 in connection with our consideration of discontinued operations treatment for our APS Healthcare subsidiaries and our Traditional Insurance business. See Note 21—Discontinued Operations.

5. INVESTMENTS

        The amortized cost and fair value of fixed maturity investments are as follows:

	December 31, 2015
Classification	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
U.S. Treasury securities and U.S. Government obligations	$16,684	$5	$(19)	$16,670
Government sponsored agencies	516	—	(9)	507
Other political subdivisions	35,253	771	(98)	35,926
Corporate debt securities	144,772	4,076	(2,425)	146,423
Foreign debt securities	28,287	471	(1,159)	27,599
Residential mortgage-backed securities	34,973	1,254	(258)	35,969
Commercial mortgage-backed securities	21,264	68	(181)	21,151
Other asset-backed securities	5,731	33	(41)	5,723

	$287,480	$6,678	$(4,190)	$289,968

	December 31, 2014
Classification	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
U.S. Treasury securities and U.S. Government obligations	$23,035	$6	$(21)	$23,020
Government sponsored agencies	518	—	(11)	507
Other political subdivisions	34,337	804	(40)	35,101
Corporate debt securities	146,942	7,138	(124)	153,956
Foreign debt securities	29,063	863	(133)	29,793
Residential mortgage-backed securities	48,380	1,786	(302)	49,864
Commercial mortgage-backed securities	33,200	539	(25)	33,714
Other asset-backed securities	12,013	99	(15)	12,097

	$327,488	$11,235	$(671)	$338,052

        At December 31, 2015, gross unrealized losses were primarily driven by corporate debt securities and foreign debt securities. The fair values of these securities are depressed primarily due to increases in market interest rates driven by spread widening on corporate debt. We have evaluated these holdings with our investment managers and do not believe any individual holdings to be other-than-temporarily impaired.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. INVESTMENTS (Continued)

        The amortized cost and fair value of fixed maturity investments at December 31, 2015 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
	(in thousands)
Due in 1 year or less	$21,266	$21,344
Due after 1 year through 5 years	89,888	92,265
Due after 5 years through 10 years	83,134	83,884
Due after 10 years	31,224	29,632
Mortgage and asset-backed securities	61,968	62,843

	$287,480	$289,968

        The fair value and unrealized loss as of December 31, 2015 and 2014 for fixed maturities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are shown below:

	Less than 12 Months		12 Months or Longer		Total
December 31, 2015	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
U.S. Treasury securities and U.S. Government obligations	$11,703	$(19)	$—	$—	$11,703	$(19)
Government sponsored agencies	507	(9)	—	—	507	(9)
Other political subdivisions	3,162	(98)	—	—	3,162	(98)
Corporate debt securities	48,819	(2,392)	1,396	(33)	50,215	(2,425)
Foreign debt securities	6,528	(382)	5,085	(777)	11,613	(1,159)
Residential mortgage-backed securities	3,021	(41)	6,701	(217)	9,722	(258)
Commercial mortgage-backed securities	7,422	(151)	2,108	(30)	9,530	(181)
Other asset-backed securities	1,467	(22)	928	(19)	2,395	(41)

Total fixed maturities	$82,629	$(3,114)	$16,218	$(1,076)	$98,847	$(4,190)

Total number of securities in an unrealized loss position						97

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. INVESTMENTS (Continued)

	Less than 12 Months		12 Months or Longer		Total
December 31, 2014	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
U.S. Treasury securities and U.S. Government obligations	$12,768	$(12)	$6,499	$(9)	$19,267	$(21)
Government sponsored agencies	—	—	507	(11)	507	(11)
Other political subdivisions	3,465	(21)	1,476	(19)	4,941	(40)
Corporate debt securities	16,879	(91)	3,127	(33)	20,006	(124)
Foreign debt securities	6,962	(128)	1,020	(5)	7,982	(133)
Residential mortgage-backed securities	—	—	14,902	(302)	14,902	(302)
Commercial mortgage-backed securities	7,030	(25)	—	—	7,030	(25)
Other asset-backed securities	5,337	(15)	—	—	5,337	(15)

Total fixed maturities	$52,441	$(292)	$27,531	$(379)	$79,972	$(671)

Total number of securities in an unrealized loss position						68

        The decrease in fair values at December 31, 2015 compared to December 31, 2014, and the resulting increase in the number of securities in an unrealized loss position, is due to an increase in market interest rates primarily driven by spread widening across most sectors.

  Net Investment Income and Realized Gains and Losses

        The details of net investment income are as follows:

	2015	2014	2013
	(in thousands)
Investment Income:
Fixed maturities	$9,587	$15,193	$19,682
Cash and cash equivalents	179	66	291
Other(1)	2,922	5,315	127

Gross investment income	12,688	20,574	20,100
Investment expenses	(590)	(813)	(1,103)

Net investment income	$12,098	$19,761	$18,997

(1)
Other investment income in 2015 and 2014 includes distributions on cost-method investments of $2.0 million and $2.8 million, respectively, as well as investment income on intercompany loans made to entities included in Discontinued Operations of $0.8 million and $2.3 million, respectively.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. INVESTMENTS (Continued)

        Gross realized gains and gross realized losses included in the consolidated statements of operations are as follows:

	2015	2014	2013
	(in thousands)
Realized gains:
Fixed maturities	$4,233	$2,649	$8,927
Realized gain on sale of equity investments(1)	35,705	—	—
Interest rate swap	—	—	9,927
Other	30	—	7

	39,968	2,649	18,861
Realized losses:
Fixed maturities	(589)	(650)	(4,487)
Realized loss on sale of equity investment	(545)	—	—
Other	—	—	(568)

Net realized gains on investments	38,834	1,999	13,806
Realized gain (loss) on sale of businesses(2)	120	(2,648)	—

Net realized gains (losses)	$38,954	$(649)	$13,806

(1)
Represents a gain on the sale of our cost-method investments in naviHealth of $29.6 million and DDDS of $6.1 million in 2015.

(2)
2014 amount represents losses realized upon the sales of Today's Options of Oklahoma, or TOOK, and Select Care of Oklahoma, or SCOK. For further discussion of those transactions, see Note 20—Sales of Subsidiaries.

        At December 31, 2015 and 2014, we held unrated or below-investment grade fixed maturity securities as follows:

	2015	2014
	(in thousands)
Carrying value	$1,029	$2,803

Percentage of total investments, cash and cash equivalents	0.3%	0.6%

        The largest investment in any one such below investment grade security was $0.9 million, or 0.2% of total assets at December 31, 2015 and $2.7 million, or 0.6% of total invested assets at December 31, 2014. The decrease in the fair value of below investment grade investments relates to the sale of one below investment grade corporate security during 2015 which had a fair value of $2.7 million. The remaining below investment grade holdings in 2015 includes one municipal security, with a fair value of $0.9 million, whose maturity has been cash collateralized causing the security to no longer require a rating.

        We had no non-income producing fixed maturity securities for the years ended December 31, 2015, 2014 and 2013.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. INVESTMENTS (Continued)

        We have reflected investments held by various states as security for our policyholders in our fixed maturity investments. These investments had carrying values of $12.1 million at December 31, 2015 and $12.0 million at December 31, 2014.

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

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. FAIR VALUE MEASUREMENTS (Continued)

        The following table presents our assets that we carry at fair value by ASC 820 hierarchy levels (in thousands):

	Total	Level 1	Level 2	Level 3(1)
December 31, 2015
Assets:
Fixed maturities, available for sale	$289,968	$—	$289,866	$102
Equity securities	6,352	—	6,352	—

Total assets	$296,320	$—	$296,218	$102

December 31, 2014
Assets:
Fixed maturities, available for sale	$338,052	$—	$337,932	$120
Equity securities	6,246	—	6,246	—

Total assets	$344,298	$—	$344,178	$120

(1)
Level 3 securities are all mortgage-backed and asset-backed securities at December 31, 2015 and 2014 and represent private-placement securities that are thinly traded and priced using an internal model or modeled by independent brokers.

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

        The investment advisor uses their own rules-based pricing system to evaluate the prices it receives from various pricing vendors to ensure the data adheres to certain vendor-to-vendor and day-to-day variance tolerances. Exceptions to the rules are monitored, investigated and challenged, as needed. We review and test the security pricing procedures used to value our fixed maturity portfolio on an ongoing basis. Our procedures include review of the investment valuation policy and understanding of the procedures used to obtain investment valuations and review of pricing controls at our investment advisor. We also test the prices provided by the advisor monthly by comparing the data to another independent pricing source and monitoring the change in prices from month to month and upon sale of the security. Significant changes or variances are investigated and explained. During the year ended December 31, 2015, we did not modify any price provided by the advisor.

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

        Changes in the fair value of our Level 3 financial assets were not material to our consolidated financial statements for the years ended December 31, 2015 and 2014.

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

  Nonrecurring Fair Value Measurement—Traditional Insurance Business Held for Sale

        On October 8, 2015, we entered into a definitive agreement to sell our Traditional Insurance business to Nassau. As of December 31, 2015, we determined that this business should be classified as held for sale and reported in discontinued operations. Consequently, the related assets and liabilities at December 31, 2015 were adjusted to fair value, resulting in an after tax loss of $133.8 million, including the write off of $60.4 million in intangible assets. Because of the nature of the valuation process, we have classified this nonrecurring fair value measurement as Level 3. For further details, see Note 21—Discontinued Operations.

7. GOODWILL AND INTANGIBLE ASSETS

        Changes in the carrying amounts of goodwill are shown below:

	Total, Net	Medicare Advantage	Medicaid
	(in thousands)
Balance, January 1, 2014	$72,658	$72,591	$67
Dispositions(1)	(4,198)	(4,198)	—
Adjustments(2)	(67)	—	(67)

Balance, December 31, 2015 and 2014	$68,393	$68,393	$—

(1)
Represents goodwill disposed of during 2014 in connection with the sale of TOOK and SCOK of $3.8 million and $0.4 million, respectively. See Note 20—Sales of Subsidiaries.

(2)
Represents a Total Care acquisition accounting adjustment to increase our estimated fair value of the provider networks with a corresponding adjustment to eliminate goodwill.

        We test goodwill for impairment annually based on information as of October 1 of the current year or more frequently if circumstances suggest that impairment may exist.

        During the quarter ended December 31, 2015, we performed our annual assessment of goodwill based on information as of October 1, 2015. We determined based on our "Step 1" impairment test that our estimated fair value of our Medicare Advantage reporting unit was in excess of its carrying value by more than 100%. We do not have goodwill assigned to any other reporting units.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. GOODWILL AND INTANGIBLE ASSETS (Continued)

        The following table shows the Company's acquired intangible assets that continue to be subject to amortization and the related accumulated amortization.

		December 31, 2015		December 31, 2014
	Remaining Life (Years)	Value Assigned	Accumulated Amortization	Value Assigned	Accumulated Amortization
		(in thousands)
Medicare Advantage:
Membership base	6	$17,917	$15,676	$23,988	$21,069
Provider contracts	1	14,034	13,822	14,034	12,463
Non-compete	5	650	75	—	—
Medicaid:
Customer relationships	6	4,969	1,294	4,969	673
Provider contracts	6	179	47	179	26
Trade name	2	729	337	729	175

Total		$38,478	$31,251	$43,899	$34,406

        The following table shows the changes in the amortizing intangible assets:

	2015	2014
	(in thousands)
Balance, beginning of year	$9,493	$14,349
Additions and adjustments	650	67
Disposals(1)	—	(1,517)
Amortization	(2,916)	(3,406)

Balance, end of year	$7,227	$9,493

(1)
Represents intangible assets disposed of in connection with the sale of Today's Options of Oklahoma.

        Estimated future net amortization expense (in thousands) is as follows:

2016	$1,679
2017	1,535
2018	1,077
2019	970
2020	946
Thereafter	1,020

Total	$7,227

        See Note 3—Summary of Significant Accounting Policies, for additional information regarding our calculation of goodwill and other intangible assets.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. REINSURANCE

  Reinsurance—Continuing Operations

        In the normal course of business, we reinsure certain Medicare Advantage and Medicaid policies, typically through excess of loss reinsurance agreements with unaffiliated companies whereby we limit our loss in excess of specified thresholds.

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

        Premium ceded on our Medicare Advantage and Medicaid business was less than $2.0 million and $2.8 million for the years ended December 31, 2015 and 2014, respectively, less than 0.2% of direct premiums in both periods.

        Reinsurance recoverable on our Medicare Advantage and Medicaid business totaled $3.0 million and $1.3 million at December 31, 2015 and 2014, respectively related to amounts due from reinsurers on paid claims, commissions and expense allowances net of premiums reinsured.

  Reinsurance—Traditional Insurance—Discontinued Operations

        In the normal course of business, we reinsure portions of certain Traditional Insurance policies that we underwrite. We enter into reinsurance arrangements with unaffiliated reinsurance companies to limit our exposure on individual claims and to limit or eliminate risk on our non-core or underperforming blocks of business. Accordingly, we are party to various reinsurance agreements on our life and accident and health insurance risks. Our traditional accident and health insurance products are generally reinsured under quota share coinsurance treaties with unaffiliated insurers, while the life insurance risks are reinsured under either quota share coinsurance or yearly-renewable term treaties with unaffiliated insurers. Under quota share coinsurance treaties, we pay the reinsurer an agreed upon percentage of all premiums and the reinsurer reimburses us that same percentage of any losses. In addition, the reinsurer pays us certain allowances to cover commissions, the cost of administering the policies and premium taxes. Under yearly-renewable term treaties, the reinsurer receives premiums at an agreed upon rate for its share of the risk on a yearly-renewable term basis. We also use excess of loss reinsurance agreements for certain policies whereby we limit our loss in excess of specified thresholds. Our quota share coinsurance agreements are generally subject to cancellation on 90 days' notice for future business, but policies reinsured prior to cancellation remain reinsured as long as they remain in-force.

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

        We evaluate the financial condition of our Traditional Insurance reinsurers and monitor concentrations of credit risk to minimize our exposure to significant losses from reinsurer insolvencies. We are obligated to pay claims in the event that a reinsurer to whom we have ceded an insured claim fails to meet its obligations under the reinsurance agreement. We are also obligated to pay claims on

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. REINSURANCE (Continued)

the traditional business of Pennsylvania Life Insurance Company, the company that we sold to CVS Caremark in 2011, in the event that any of the third party reinsurers to whom Pennsylvania Life has ceded an insured claim fails to meet their obligations under the reinsurance agreement. As of December 31, 2015, Pennsylvania Life had approximately $153 million of amounts recoverable from reinsurers that are included in assets of discontinued operations in our consolidated balance sheets. We are not aware of any instances where any of our reinsurers have been unable to pay any policy claims on any reinsured business.

        As of December 31, 2015, all of our primary reinsurers, as well as the primary first party reinsurers of Pennsylvania Life's traditional business, were rated "A–" (Excellent) or better by A.M. Best. For one reinsurer, a trust containing assets at 106% of reserves was established at the inception of the reinsurance agreement. The trust agreement requires that on an ongoing basis the trust assets be maintained at a minimum level of 100% of reserves. The reserves amounted to approximately $113.5 million as of December 31, 2015.

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

        Life Insurance and Annuity Reinsurance Transaction:    Effective April 1, 2009, we reinsured substantially all of our net in-force life and annuity business with Commonwealth under a 100% coinsurance treaty. During 2010, the annuity portion of this transaction was commuted with Commonwealth and reinsured with Athene. In accordance with ASC 944, Financial Services—Insurance Topic, reinsurance recoverables are to be reported as separate assets rather than as reductions of the related liabilities.

        Reinsurance Premiums:    The following table provides a summary of premium ceded to our largest Traditional Insurance reinsurers:

	2015		2014		2013
Reinsurer	Ceded Premiums	%(1)	Ceded Premiums	%(1)	Ceded Premiums	%(1)
	($ in millions)
Gen Re	$24.4	10.6%	$25.0	9.6%	$28.5	9.6%
Commonwealth and affiliates	17.4	7.6%	20.0	7.7%	21.3	7.2%
Hannover	16.0	6.9%	16.0	6.2%	18.8	6.3%

(1)
Percentages represent ceded amounts over the total direct and assumed premiums.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. REINSURANCE (Continued)

        Reinsurance Recoverables:    Amounts recoverable from our Traditional Insurance reinsurers are as follows:

	2015	2014
	(in thousands)
Reinsurer
Commonwealth and affiliates	$198,180	$204,836
Pennsylvania Life(1)	135,546	144,627
Athene Life Re	77,900	82,690
Hannover	17,750	18,680
Swiss Re	19,862	20,701
Other life	27,625	26,934

Total life	476,863	498,468

Gen Re	78,112	84,551
Hannover	17,919	19,710
Pennsylvania Life(1)	17,849	17,419
Other health	14,027	13,803

Total health	127,907	135,483

Total	$604,770	$633,951

(1)
Amounts represent recoverables from Pennsylvania Life's third party reinsurers, primarily Commonwealth and affiliates, Athene Life Re, Gen Re and Hannover, which are also included in assets of discontinued operations in our consolidated balance sheets.

        At December 31, 2015, the total amount recoverable from Traditional Insurance reinsurers was $604.8 million including $596.2 million recoverable on future policy benefits and unpaid claims, $6.6 million in funds held and $2.0 million for amounts due from reinsurers on paid claims, commissions and expense allowances net of premiums reinsured. At December 31, 2014, the total amount recoverable from Traditional Insurance reinsurers of $634.0 million included $625.5 million recoverable on future policy benefits and unpaid claims, $6.8 million in funds held and $1.7 million for amounts due from reinsurers on paid claims, commissions and expense allowances net of premiums reinsured.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. REINSURANCE (Continued)

  Reinsurance Summary—Traditional Insurance:

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Premiums
Life insurance	$34,525	$37,625	$41,214
Accident and health	151,301	172,582	199,963

Total gross premiums	185,826	210,207	241,177

Ceded to other companies
Life insurance	(28,639)	(31,205)	(33,936)
Accident and health	(36,736)	(42,195)	(48,642)

Total ceded premiums	(65,375)	(73,400)	(82,578)

Assumed from other companies
Life insurance	5,762	6,338	6,995
Accident and health	38,666	42,802	48,326

Total assumed premiums	44,428	49,140	55,321

Net amount
Life insurance	11,648	12,758	14,273
Accident and health	153,231	173,189	199,647

Total net premiums	$164,879	$185,947	$213,920

Percentage of assumed to net premiums
Life insurance	49%	50%	49%
Accident and health	25%	25%	24%
Total assumed to total net	27%	26%	26%
Benefits and claims recovered	$64,295	$73,229	$93,079

	As of December 31,
	2015	2014	2013
	(in thousands)
Life insurance in-force
Gross amount	$1,104,016	$1,189,738	$1,283,357
Ceded to other companies	(1,044,915)	(1,127,114)	(1,215,728)
Assumed from other companies	96,027	104,033	114,264

Net amount	$155,128	$166,657	$181,893

Percentage of assumed to net in-force	62%	62%	63%

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. LIABILITIES FOR POLICY AND CONTRACT CLAIMS

        Activity in the liability for policy and contract claims is as follows:

	For the years ended December 31,
	2015	2014
	(in thousands)
Balance at beginning of year	$108,419	$129,819
Less reinsurance recoverable	(394)	(3)

Net balance at beginning of year	108,025	129,816

Balances sold	(66)	(3,468)
Incurred related to:
Current year	1,249,050	1,346,969
Prior year development	(4,456)	(13,580)

Total incurred	1,244,594	1,333,389

Paid related to:
Current year	1,103,684	1,220,784
Prior year	146,898	130,928

Total paid	1,250,582	1,351,712

Net balance at end of year	101,971	108,025
Plus reinsurance recoverable	—	394

Balance at end of year	$101,971	$108,419

        The liability for policy and contract claims decreased from $108.4 million to $102.0 million during the year ended December 31, 2015. The decrease in the liability was primarily attributable to the decrease in IBNR for our Medicare Advantage business due to lower membership levels.

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

        The claim reserve balances at December 31, 2014 settled during 2015 for $4.5 million less than originally estimated. This prior year development represents 0.3% of the incurred claims recorded in 2014.

        The claim reserve balances at December 31, 2013 settled during 2014 for $13.6 million less than originally estimated. This prior year development represents less than 1.0% of the incurred claims recorded in 2013.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. INCOME TAXES

        Our federal, state and foreign income tax expense (benefit) is as follows:

	2015	2014	2013
	(in thousands)
Current—Federal	$8,682	$4,078	$7,486
Current—States	(544)	(383)	(1,312)
Deferred—Federal	(3,033)	(8,903)	(10,698)
Deferred—States	(110)	92	(257)

Provision for (benefit from) income taxes	$4,995	$(5,116)	$(4,781)

        For the year ended December 31, 2015, we will file a consolidated federal income tax return that includes most corporate subsidiaries but excludes any subsidiary that qualifies as a life insurance company or is taxed as a partnership under the Internal Revenue Code. Subsidiaries that qualify as life insurance companies and partnerships will file separate federal income tax returns. We will include the taxable income or loss from a subsidiary taxed as a partnership in the tax return of its corporate owner.

        A reconciliation of "expected" tax at 35% with our actual tax applicable to income (loss) from continuing operations before income taxes reported in the consolidated statements of operations is as follows:

	2015	2014	2013
	(in thousands)
Expected tax expense (benefit)	$68	$(10,528)	$(5,836)
State taxes, net of valuation allowances	(18)	379	471
Change in valuation allowance	124	(126)	44
Examination and related adjustments	2	(1,740)	18
Stock-based compensation (IRC 162(m) & (m)(6))	20	(3,192)	1,272
ACA fee	10,087	8,059	—
Preferred dividend	1,254	1,254	1,254
Sale of subidiaries	(4,436)	1,412	—
Fair Value Adjustment—Traditional Insurance	(2,400)	—	—
Change in unrecognized tax benefits	314	(107)	(1,300)
Other, net	(20)	(527)	(704)

Actual tax expense (benefit)	$4,995	$(5,116)	$(4,781)

        Our effective tax rate from continuing operations was a provision in excess of 100% for 2015, compared with a benefit of 17% for 2014 and a benefit of 29% for 2013. The effective rate in 2015 and 2014 differs from the expected benefit of the 35% federal rate due to permanent items, primarily the ACA fee and preferred dividends, as well as state income taxes, net of non-recurring tax benefits. The variance in the 2013 effective tax rate compared with the expected benefit of the 35% federal rate was driven by permanent items relating primarily to non-deductible goodwill impairment, the limitation on the deductibility of executive compensation for health insurers enacted in the ACA, interest on the mandatorily redeemable preferred stock, state income taxes and non-recurring tax expenses.

        Non-recurring tax benefits (expenses) included in income taxes amounted to $6.5 million, $5.8 million and $(1.4) million for the years ended December 31, 2015, 2014 and 2013, respectively.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. INCOME TAXES (Continued)

The 2015 benefit primarily relates to $4.3 million in foreign tax credit carryforwards created in connection with the February 2015 sale of APS Puerto Rico, net of valuation allowance and a $2.4 million net capital loss created in connection with the Traditional Insurance fair value adjustment, net of valuation allowance. Utilization of these tax benefits will be as a result of sufficient taxable income, of the appropriate character, from continuing sources; therefore, they are included in continuing operations. The 2014 benefit primarily relates to the reversal of executive compensation previously considered non-deductible under Code section 162(m)(6) that resulted in the recording of a $3.2 million benefit for amounts considered non-deductible in our prior year tax return, recording of $1.3 million of foreign tax credits and a $0.7 million reserve release related to items on which the statute of limitations has expired. The 2013 non-recurring tax expense primarily relates to the establishment of a valuation allowance against deferred tax assets principally related to foreign tax credits.

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

        Deferred income taxes reflect the net tax effects of temporary differences between the carrying value of assets and liabilities for financial reporting purposes and the amount used for income tax purposes. The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

	2015	2014
	(in thousands)
Deferred tax assets:
Net operating loss carryforwards	$8,655	$16,441
Stock-based compensation	7,548	8,205
Investments	783	557
Deferred policy acquisition costs	2,165	1,925
Credit carryforwards	19,350	3,762
Reserves and other policy liabilities	3,097	6,021
Accrued expenses and other liabilities	4,528	9,631
Fair value adjustment—Traditional Insurance	41,182	—
Net amount payable to discontinued operations	490	—
Other assets	20	147

Total gross deferred tax assets	87,818	46,689
Less valuation allowance	(36,898)	(11,069)

Net deferred tax assets	50,920	35,620
Deferred tax liabilities:
Present value of future profits and other intangible assets	(902)	(1,558)
Unrealized gains on investments	(994)	(3,782)

Total gross deferred tax liabilities	(1,896)	(5,340)

Net deferred tax asset	$49,024	$30,280

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. INCOME TAXES (Continued)

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

        In our consideration of the available evidence, we provided more weight to evidence that was more objectively verifiable. In 2015, significant weight was given to our cumulative income/loss position. Our cumulative loss position at December 31, 2015 was due in large part to losses in our APS Healthcare businesses that were sold during 2015 and are reported in discontinued operations, the fair value adjustment on our Traditional Insurance business that is held for sale and reported in discontinued operations, the cumulative losses on our ACO business which include startup costs and a time lag in the recognition of revenue, the recognition of significant legal/settlement costs related to our non-core businesses and significant non-deductible expenses, particularly the ACA fee. While the Company is in a cumulative net loss position over the last three years from a financial reporting perspective, the Company has cumulative pre-tax income over the same period, after these adjustments are made.

        We believe that the negative evidence of our cumulative loss is not indicative of future projected income or our ability to realize the deferred tax assets existing as of December 31, 2015. The remaining deferred tax assets, for which a valuation allowance was not established, relate to amounts that can be realized through future reversals of existing taxable temporary differences, prudent and feasible tax planning strategies and the Company's estimates of future taxable income. Any 2015 U.S. tax losses in our consolidated income tax return can be carried back to 2013 subject to certain limitations. Any 2015 U.S. tax losses in our separately filed life insurance company income tax returns can be carried back to 2012.

        The significant tax attributes that create deferred tax assets include foreign tax credit and capital loss carryforwards. To use the foreign tax credit carryforwards, two conditions must be met. There must be foreign source income and there must be taxable income after application of any loss carryforwards. Based upon reversing timing items and projected income we expect taxable income and foreign source income to be sufficient to utilize almost all the foreign tax credit carryforward. However, we do not expect to have sufficient future capital gains income to fully utilize the capital loss carryforward. As a result, at December 31, 2015, we carried valuation allowances on our foreign tax credits and capital loss carryforwards of $0.9 million and $25.9 million, respectively.

        For state deferred tax assets we performed an analysis that considered taxable unit (consolidated or separate filing) and taxing jurisdiction (federal or state). We established valuation allowances for several subsidiaries' state net operating losses and state deferred tax assets for which we do not believe there is sufficient positive evidence to conclude that it is more likely than not that the Company will realize these deferred tax assets. As a result, at December 31, 2015, we carried valuation allowances on our state deferred tax assets of $10.1 million.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. INCOME TAXES (Continued)

        We carried valuation allowances for our continuing and discontinued operations on our deferred tax assets of $36.9 million at December 31, 2015 and $15.5 million at December 31, 2014, primarily related to foreign tax credit carryforwards that were created from the sale of our Puerto Rico subsidiaries, and those we acquired in connection with our purchase of APS Healthcare in 2012, deferred tax assets of APS Healthcare's Puerto Rico subsidiaries, state net operating loss carryforwards, deferred income tax assets for various states and the deferred tax asset generated in connection with the fair value adjustment made as we determined that our Traditional Insurance business should be reported as held for sale at fair value.

        At December 31, 2015, we have $18.9 million of foreign tax credit carryforwards that expire in 2025 and $0.5 million of domestic alternative minimum tax credits that do not expire.

        A federal tax return, generally, is open for examination for three years from the date on which it is filed, or, if applicable, from the extended due date unless the statute is extended by mutual consent. In 2013, we entered into an agreement to extend the statute of limitations for our subsidiary, Worlco Management Services, Inc. of NY. We have not entered into any other agreement to extend the statute of limitations of any state tax return for any jurisdiction. During 2014, the IRS finished its examination of the Company's federal consolidated return for the period ending April 30, 2011 and associated net operating loss carryback claims resulting in an expected increase to carryback refund of $0.3 million. We participate in the Compliance Assurance Process under which the IRS performs a near-contemporaneous examination. Certain earlier returns remain open to the extent that net operating loss carry forwards were used or generated in those years. Also, various state tax returns remain open for examination under specific state statutes of limitation for an additional period of time.

        Our unrecognized tax benefits at December 31, 2015 primarily relate to refund claims filed in various state jurisdictions during 2010 and the additional expected benefit from the April 30, 2011 federal return. We expect that a significant portion of the unrecognized state tax benefits will be resolved within the next twelve months based on the time frame in which we expect to actively pursue the collection of the refund claims filed in various state jurisdictions during 2010. Currently an estimate of the range of the possible collections cannot be made due to the uncertainty of the success of the collection efforts. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2015	2014
	(in thousands)
Balance as of January 1	$1,130	$2,006
Additions based on tax positions related to prior years	323	300
Subtractions based upon tax positions related to prior years	—	(732)
Reduction for lapses in statute of limitations	—	(444)

Balance as of December 31	1,453	1,130
Federal income tax effect	(290)	(290)

Balance, net of tax as of December 31	$1,163	$840

        These unrecognized tax benefits, if recognized, will impact the effective tax rate. The unrecognized tax benefits relate to various state refund claims and various federal and state statute of limitation expirations. We recognize interest and penalties related to unrecognized tax benefits in federal and

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. INCOME TAXES (Continued)

state tax expense. During the year ended December 31, 2015, 2014 and 2013, we recognized no such interest expense and penalties. During the year ended December 31, 2013, we recognized $0.5 million of interest expense and penalties. At December 31, 2015 and 2014, the Company had no accrued interest and penalties.

11. MANDATORILY REDEEMABLE PREFERRED SHARES

        On April 29, 2011, in conjunction with the sale of our Medicare Part D business, Universal American issued an aggregate of $40 million of Series A Mandatorily Redeemable Preferred Shares (the "Series A Preferred Shares"), representing 1,600,000 shares with a par value of $0.01 per share and a liquidation preference of $25.00 per share. The Series A Preferred Shares pay cash dividends at the rate of 8.5% per annum and are mandatorily redeemable on the six year anniversary of the issue date. There is no ability to call these securities before maturity except in the event of a change in control. The proceeds from the sale of the Series A Preferred Shares were used to pay a portion of the existing indebtedness of the Company prior to the sale and transaction expenses. We did not retain any proceeds from the sale of the Series A Preferred Shares. At the closing of the sale of our Medicare Part D business, certain officers and directors of the Company collectively purchased an aggregate of $10 million of the Series A Preferred Shares.

        In accordance with ASC 480, Distinguishing Liabilities from Equity, because the issuance of the Series A Preferred Shares imposes an obligation on us requiring the transfer of assets, specifically, cash, at the redemption date, the Series A Preferred Shares are reported as a liability on the consolidated balance sheets, with the related dividends reported as interest expense on the consolidated statements of operations. At December 31, 2015 and 2014 we had accrued $0.7 million of such dividends, recorded in other liabilities in the consolidated balance sheets.

        Issue costs of approximately $1.1 million were capitalized in other assets and are being amortized over the six year term of the Series A Preferred Shares.

12. LOAN PAYABLE

  2012 Credit Facility

        On March 2, 2012, we entered into a credit facility (the "2012 Credit Facility") consisting of a five-year $150 million senior secured term loan and a $75 million senior secured revolving credit facility. In connection with the 2012 Credit Facility, we incurred loan origination fees of approximately $5.8 million, which were capitalized and amortized over the life of the 2012 Credit Facility.

        On November 4, 2013, we entered into an amendment to our 2012 Credit Facility, which suspended and replaced certain financial covenants beginning with the quarter ended September 30, 2013 through December 31, 2014, with the original financial covenants reinstated effective January 1, 2015.

        In connection with the amendment, we prepaid all scheduled 2013 and 2014 principal payments, including the final 2013 payment due December 31, 2013 of $3.6 million and all 2014 scheduled payments totaling $14.3 million. We also paid fees and expenses of approximately $0.5 million, which we had capitalized in other assets and amortized over the term of the amendment.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. LOAN PAYABLE (Continued)

        On March 31, 2015, we repaid $58.6 million of principal on our term loan under the 2012 Credit Facility. On October 9, 2015, we executed an amendment to our 2012 Credit Facility which waived certain financial covenants for the period ended September 30, 2015. In addition, on October 14, 2015, we repaid the outstanding balance on our term loan of $44.9 million and terminated the 2012 Credit Facility, including the unused revolver. In connection with the repayments, we recorded additional loan origination fee amortization of $0.8 million at March 31, 2015 and the unamortized balance of $0.8 million at October 14, 2015.

  Principal and Interest Payments

        During the year ended December 31, 2015, as discussed above, we repaid all $103.5 million of the term loan principal and made interest payments totaling $1.3 million and other fee payments totaling $0.5 million. During the year ended December 31, 2014, we made no principal payments, interest payments totaling $2.8 million and other fee payments totaling $0.5 million.

13. DISCLOSURES ABOUT FAIR VALUES OF FINANCIAL INSTRUMENTS

        We used the following methods and assumptions estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

        Fixed maturity investments available for sale:    See Note 6—Fair Value Measurements above.

        Short-term investments and Cash and cash equivalents:    For short-term investments and cash and cash equivalents, the carrying amount is a reasonable estimate of fair value.

        Other invested assets:    Other invested assets consists of cost-basis equity investments which are carried at the lower of cost or fair value, equity securities which are carried at their current fair value of $6.4 million and collateral loans. Other than the equity securities, the determination of fair value for these invested assets is not practical because there is no active trading market for such invested assets and therefore, the carrying value is a reasonable estimate of fair value.

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

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. DISCLOSURES ABOUT FAIR VALUES OF FINANCIAL INSTRUMENTS (Continued)

        The estimated fair values of the Company's financial instruments are as follows:

	2015		2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)
Financial assets:
Fixed maturities available for sale	$289,968	$289,968	$338,052	$338,052
Short-term investments	—	—	5,496	5,496
Other invested assets	11,049	11,049	15,293	15,293
Cash and cash equivalents	72,582	72,582	88,982	88,982
Financial liabilities:
Series A mandatorily redeemable preferred shares	40,000	41,150	40,000	41,571
Loan payable	—	—	103,447	103,059

14. STOCKHOLDERS' EQUITY

        Preferred Stock:    We currently have 40 million shares of preferred stock authorized for issuance, of which 1.6 million shares of Series A Mandatorily Redeemable Preferred Shares are issued and outstanding at December 31, 2015 and 2014. These amounts are recorded as a liability on the consolidated balance sheets (see Note 11—Mandatorily Redeemable Preferred Shares).

        Common Stock—Voting:    We currently have 400 million shares of voting common stock, par value $0.01 per share authorized for issuance. Changes in the number of shares of common stock issued were as follows (in thousands):

	2015	2014
Common stock issued, beginning of year	80,436	85,492
Issuance of common stock	618	909
Exercise of stock options	258	35
Retired shares	—	(6,000)

Common stock issued, end of year	81,312	80,436

        On May 13, 2014 we repurchased and retired six million shares of our common stock directly from funds associated with Capital Z Partners Management, LLC at a price of $6.03 per share for total consideration of $36.2 million. We used cash on hand to fund the repurchase of these shares.

        Common Stock—Non-Voting:    We currently have 60 million shares of non-voting common stock, par value $0.01 per share authorized for issuance, of which 3.3 million shares are issued and outstanding at December 31, 2015, and 2014.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. STOCKHOLDERS' EQUITY (Continued)

        Accumulated Other Comprehensive Income:    The components of accumulated other comprehensive income, net of tax, are as follows (in thousands):

	Net Unrealized Gains on Investments Available for Sale	Gross Unrealized OTTI	Long-Term Claim Reserve Adjustment	Accumulated Other Comprehensive Income
December 31, 2015
Balance as of January 1, 2015	$19,088	$—	$(6,440)	$12,648
Other comprehensive loss before reclassifications	(10,582)	—	3,098	(7,484)
Less: Amounts reclassified from other comprehensive loss(1)	2,416	—	—	2,416

Net current-period other comprehensive loss	(12,998)	—	3,098	(9,900)

Balance as of December 31, 2015	$6,090	$—	$(3,342)	$2,748

December 31, 2014
Balance as of January 1, 2014	$13,909	$(1,107)	$(5,473)	$7,329
Other comprehensive income before reclassifications	6,001	1,107	(967)	6,141
Less: Amounts reclassified from other comprehensive income(1)	822	—	—	822

Net current-period other comprehensive income	5,179	1,107	(967)	5,319

Balance as of December 31, 2014	$19,088	$—	$(6,440)	$12,648

Table amounts are presented net of tax at a rate of 35%.

(1)
Reclassed from net realized gains (losses) in the Consolidated Statements of Operations.

        Special Cash Dividend:    On October 26, 2015, we paid a special cash dividend of $0.75 per share, to shareholders of record on October 19, 2015. The total dividend was $63.0 million. This dividend is a liquidating dividend and was recorded as a reduction of additional paid-in capital.

        On August 19, 2013, we paid a special cash dividend of $1.60 per share, to shareholders of record as of August 12, 2013. The total dividend was $142.1 million. This dividend is a liquidating dividend and was recorded as a reduction of additional paid-in capital.

        A portion of each special cash dividend is recorded as a dividend payable liability expected to be paid in the future to holders of our restricted stock as such shares vest. This liability was $1.6 million and $1.2 million at December 31, 2015 and 2014, respectively, and is included in other liabilities in the consolidated balance sheets. In addition, pursuant to the terms of our 2011 Equity Award Plan, each dividend reduces the exercise price on outstanding stock options as of the ex-dividend date by the amount of the dividend.

        Earnings per Common Share:    Under ASC 260, Earnings Per Share, income (loss) from continuing operations is the trigger for determining whether potential common stock equivalents are dilutive or

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. STOCKHOLDERS' EQUITY (Continued)

anti-dilutive when calculating diluted earnings per share. Diluted EPS includes the dilutive effect of the unvested restricted stock and stock options outstanding during the year.

        For the years ended December 31, 2015, 2014 and 2013, Universal American had losses from continuing operations and accordingly, excluded common stock equivalents of 1.3 million, 0.6 million and 0.3 million, respectively, from the calculation of diluted earnings per share. There were no antidilutive stock options at December 31, 2015.

15. STOCK-BASED COMPENSATION

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

        Compensation expense, included in other operating costs and expenses, and the related tax benefit were as follows:

	2015	2014	2013
	(in thousands)
Stock options	$4,124	$4,658	$4,330
Restricted stock awards	6,513	5,389	3,727

Total stock-based compensation expense	10,637	10,047	8,057
Less: stock-based compensation expense—discontinued operations	1,268	795	503

Stock-based compensation expense—continuing operations	9,369	9,252	7,554
Tax benefit recognized(1)	3,279	5,716	1,567

Stock-based compensation expense—continuing operations, net of tax	$6,090	$3,536	$5,987

(1)
Tax benefit recognized in 2015, 2014 and 2013 includes the estimated effect of non-deductible compensation costs. The tax benefit recognized in 2014 also includes a benefit of $2.5 million from prior years that we previously estimated to be non-deductible. See Note 10—Income Taxes, for further discussion.

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

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. STOCK-BASED COMPENSATION (Continued)

        We estimated the fair value for options granted during the period at the date of grant with the following range of assumptions:

	For options granted
	2015	2014	2013
Weighted-average grant date fair value	$1.93 - $2.95	$2.11 - $2.59	$2.27 - $3.33
Risk free interest rates	1.14% - 1.32%	0.90% - 1.43%	0.50% - 1.11%
Dividend yields	0.00%	0.00%	0.00%
Expected volatility	32.44 - 34.60%	36.66% - 39.49%	39.29% - 41.72%
Expected lives of options (in years)	3.75 - 5.00	3.75	3.75

        We did not capitalize any cost of stock-based compensation. Future expense may vary based upon factors such as the number of awards granted by us and the then-current fair value of such awards.

        A summary of option activity for the year ended December 31, 2015 is set forth below:

Options	Options (in thousands)	Weighted Average Exercise Price(1)
Outstanding at January 1, 2015	5,993	$6.61
Granted	555	8.41
Exercised	(1,318)	7.21
Forfeited or expired	(359)	6.25

Outstanding at December 31, 2015	4,871	$6.80

	Shares Under Options	Weighted Average Exercise Price(1)	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value Per Share(2)	Aggregate Intrinsic Value
	(in thousands)				(in thousands)
Options exercisable at December 31, 2015	2,772	$6.60	1.3	$0.63	$1,738
Options vested and expected to vest at December 31, 2015(3)	4,835	$6.80	2.0	$0.54	$2,589

(1)
Weighted average exercise price reflects a $0.75 per share reduction in the exercise price made in connection with the special dividend paid in October 2015. See Note 14—Stockholders' Equity.

(2)
Computed based upon aggregate intrinsic value divided by shares under options.

(3)
The Company estimates forfeitures in accordance with ASC 718 10, Compensation—Stock Compensation.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. STOCK-BASED COMPENSATION (Continued)

        Options granted during 2015 included 279,000 performance-based options which vest ratably over a four-year period, but only if our stock price meets specified targets at the vesting dates. Vesting is cumulative, such that if a stock price target is missed on a vesting date, but a subsequent stock price target is met on a future vesting date, all previously unvested shares would then vest. These options were determined to contain a market condition for vesting under ASC 718—Compensation—Stock Compensation, and were valued using a Monte Carlo valuation approach.

        The total intrinsic value of stock options (the amount by which the market price of the stock on the date of exercise exceeded the exercise price of the option) exercised during 2015, 2014 and 2013 were $3.5 million, $0.3 million and $0.1 million, respectively.

        We received proceeds of $9.5 million, $1.9 million, and $0.6 million from the exercise of stock options during the years ended December 31, 2014, 2013, and 2012, respectively. Such proceeds were primarily non-cash, as substantially all exercises were made on a net basis.

        As of December 31, 2015, the total compensation cost related to non-vested awards not yet recognized was $3.2 million, which we expect to recognize over a weighted average period of 2.2 years.

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

        A summary of our non-vested restricted stock awards for the year ended December 31, 2015 is set forth below:

Non-Vested Restricted Stock	Shares (in thousands)	Weighted Average Grant-Date Fair Value
Non-vested at January 1, 2015	1,997	$7.90
Granted	1,236	5.30
Vested	(899)	7.96
Forfeited	(322)	8.14

Non-vested at December 31, 2015	2,012	$6.24

        The total fair value of shares of restricted stock vested during the years ended December 31, 2015, 2014 and 2013 was $8.4 million, $2.7 million and $2.7 million, respectively.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. STOCK-BASED COMPENSATION (Continued)

        Shares granted during 2015 included 371,000 performance shares which vest ratably over a four-year period, but only if our stock price meets specified targets at the vesting dates. Vesting is cumulative, such that if a stock price target is missed on a vesting date, but a subsequent stock price target is met on a future vesting date, all previously unvested shares would then vest. These shares were determined to contain a market condition for vesting under ASC 718—Compensation—Stock Compensation, and were valued using a Monte Carlo valuation approach. In addition, 480,000 shares were granted during 2015 that only vest following a change-in-control transaction.

  Tax Benefits of Stock-Based Compensation

        ASC 718-10 requires us to report the benefit of tax deductions in excess of recognized compensation cost as a financing cash flow. We recognized $0.1 million, $(1.0) million and $0.4 million of financing cash flows for these excess tax deductions for years ended December 31, 2015, 2014 and 2013, respectively.

16. UNIVERSAL AMERICAN CORP. 401(k) SAVINGS PLAN

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

        Participants have the option to transfer/reallocate at will, outside of blackout periods, both vested and unvested employer contributions invested in our common stock to any of the other investments available under the 401(k) plan. The 401(k) plan held 1.4 million shares of our common stock at December 31, 2015, which represented 13% of total plan assets and 1.3 million shares of our common stock at December 31, 2014, which represented 14% of total plan assets.

        Generally, a participating employee is entitled to distributions from the 401(k) plan upon termination of employment, retirement, death or disability. 401(k) plan participants who qualify for distributions may receive a single lump sum, have the assets transferred to another qualified plan or individual retirement account, or receive a series of specified installment payments.

        We made discretionary matching contributions under the 401(k) plan of $1.7 million in 2015, $1.8 million in 2014 and $1.5 million in 2013.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. STATUTORY FINANCIAL DATA AND DIVIDEND RESTRICTIONS

  Statutory Financial Data

        Our insurance subsidiaries are required to maintain minimum amounts of statutory capital and surplus as required by regulatory authorities. However, substantially more than such minimum amounts are needed to meet statutory and administrative requirements of adequate capital and surplus to support the current level of our insurance subsidiaries' operations. Each of the insurance subsidiaries' statutory are at levels we believe are sufficient to support their currently anticipated levels of operation. Additionally, the National Association of Insurance Commissioners, known as NAIC, imposes regulatory risk-based capital, known as RBC, requirements on insurance companies. At December 31, 2015, all of our insurance subsidiaries maintained ratios of total adjusted capital to RBC in excess of the "authorized control level." The combined statutory capital and surplus, including asset valuation reserve, of our insurance subsidiaries, including those that are being sold to Nassau and are reported in discontinued operations, totaled $187.7 million and $255.9 million at December 31, 2015 and 2014, respectively. For the years ended December 31, 2015, 2014 and 2013, the insurance subsidiaries generated statutory net income (loss) of $25.6 million, $(3.1) million and $39.4 million, respectively.

        Our HMO/Medicaid companies are also required to maintain minimum amounts of capital and surplus, as required by regulatory authorities and are also subject to RBC requirements. At December 31, 2015, the statutory capital and surplus of each of our HMO affiliates exceeds its minimum requirement and its RBC is in excess of the "authorized control level." The statutory capital and surplus for our HMO/Medicaid affiliates was $98.4 million and $94.0 million at December 31, 2015 and 2014, respectively. Statutory net income for our HMO/Medicaid affiliates was $9.0 million, $10.4 million and $14.2 million for the years ended December 31, 2015, 2014 and 2013, respectively.

        Based on current estimates, we expect the aggregate amount of dividends that may be paid by our retained insurance subsidiary and HMOs to our parent company in 2016 without prior approval by state regulatory authorities to be approximately $10 million.

  Shareholder Dividend Restrictions

        The payment of dividends to our shareholders is subject to the following restrictions:

  •
  the ability of our operating subsidiaries to pay dividends to our parent holding company, which is governed by state law;

  •
  Delaware law, governing the payment of dividends, which provides that dividends can only be paid out of surplus.

18. RESTRUCTURING CHARGES

        Over the last several years, we have initiated and executed various restructuring plans, as discussed below.

        Workforce Reduction—In 2015, in connection with our continued efforts to reduce operating expenses, a workforce reduction plan was developed for implementation in late 2015 and 2016. As a result, in the fourth quarter of 2015, we committed to a plan to reduce our workforce in targeted areas, resulting in a charge of $1.1 million for severance and other benefits related to this plan.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. RESTRUCTURING CHARGES (Continued)

        In 2014, we made the decision to exit certain non-core markets in our Medicare Advantage business, stopped our participation in several underperforming ACOs, chose not to rebid on certain APS Healthcare contracts and exited the New York Health Benefits Exchange, known as the Exchange. During the fourth quarter of 2014 we committed to staff reductions across all segments continuing into 2015, resulting in a charge of $2.0 million. During 2015, additional staff reductions related to this plan resulted in additional charges of $0.7 million, which were also paid during 2015.

        In 2013, in order to reduce expense levels across the organization in response to lower levels of business in APS Healthcare and membership in our Medicare Advantage plans, in particular, and to help address the cost increase beginning in 2014 related to the Affordable Care Act's fee on certain health insurance premiums, a workforce reduction plan was developed for implementation in late 2013 and 2014. As a result, in the fourth quarter of 2013, we committed to a plan to reduce our workforce in targeted areas, resulting in a charge of $7.1 million for severance and other benefits related to this plan.

        During 2015, we made payments of $3.8 million in connection with these workforce reduction programs, and have $1.2 million accrued at December 31, 2015, which we expect to pay in 2016.

        New York Health Benefits Exchange Exit—During the fourth quarter of 2014, we made the decision to discontinue our participation in the Exchange, effective January 1, 2015. In connection with this decision, at December 31, 2014, we accrued $0.8 million related to certain contractual charges we are committed to paying in 2015 related to the Exchange. During 2015, we made payments of $0.7 million in connection with this plan.

        Facility Consolidation—During 2015, we recorded a restructure charge of $5.6 million related to the sale of our APS Healthcare domestic business. In connection with the sale, we retained certain office space which we have exited and certain Managed Behavioral Health, known as MBH, contracts which we have terminated and are operating at a loss as the business runs off. Our restructure charge for facilities represents the estimated costs to close the facilities, including lease buyout costs and rent costs, net of estimated sublease revenue, on non-cancellable leases prior to termination. The related leases run through 2021. The charge related to the MBH contracts represents the estimated operating losses on the terminated contracts through the end of the contractual period, March 31, 2016. We expect no additional charges under this APS Healthcare restructuring initiative.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. RESTRUCTURING CHARGES (Continued)

        A summary of our restructuring liability balance as of December 31, 2015, 2014, and 2013 and restructuring activity for the years then ended is as follows:

	Segment	January 1 Balance	Charge to Earnings(1)	Cash Paid	Non-cash	December 31 Balance
		(in thousands)
2015
Continuing Operations:
Workforce reduction	Corporate & Other	$3,069	$1,897	$(3,816)	$—	$1,150
NY Exchange exit	Corporate & Other	804	(100)	(676)	—	28

Total Continuing Operations		3,873	1,797	(4,492)	—	1,178

Discontinued Operations:
Facility consolidation		106	—	—	(106)	—
Workforce reduction		661	260	(407)	—	514
MBH runout		—	1,690	(1,391)	—	299
Facility consolidation		—	3,688	(254)	(505)	2,929

Total Discontinued Operations		767	5,638	(2,052)	(611)	3,742

Total		$4,640	$7,435	$(6,544)	$(611)	$4,920

2014
Continuing Operations:
Workforce reduction	Corporate & Other	$5,621	$1,969	$(4,521)	$—	$3,069
NY Exchange exit	Corporate & Other	—	804	—	—	804

Total Continuing Operations		5,621	2,773	(4,521)	—	3,873

Discontinued Operations:
Facility consolidation		222	—	—	(116)	106
Workforce reduction		625	36	—	—	661

Total Discontinued Operations		847	36	—	(116)	767

Total		$6,468	$2,809	$(4,521)	$(116)	$4,640

2013
Continuing Operations:
Workforce reduction	Corporate & Other	$3,276	$7,108	$(4,080)	$(683)	$5,621
Facility consolidation	Corporate & Other	130	—	—	(130)	—

Total Continuing Operations		3,406	7,108	(4,080)	(813)	5,621

Discontinued Operations:
Facility consolidation		334	—	—	(112)	222
Workforce reduction		524	101			625

Total Discontinued Operations		858	101	—	(112)	847

Total		$4,264	$7,209	$(4,080)	$(925)	$6,468

(1)
The charge to earnings for continuing operations is included in other operating costs and expenses in our consolidated statements of operations. The charge to earnings for discontinued operations is included in the loss from discontinued operations before income taxes in our consolidated statements of operations.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

19. UNCONSOLIDATED SUBSIDIARIES

        We account for our participation in the ACOs using the equity method. Gains and losses are reported as equity in losses of unconsolidated subsidiaries in the consolidated statements of operations. Our net investment in the ACOs is reported in other assets in the consolidated balance sheets. We recognized equity in losses of our unconsolidated ACOs of $9.6 million, $17.8 million and $33.6 million, for the years ended December 31, 2015, 2014 and 2013, respectively.

        On July 30, 2015, CMS informed us that our 23 Medicare Shared Savings Program, or MSSP, ACOs which were active in 2014, generated $80 million in gross savings for program year 2014. This compares to $66 million in gross savings for 2012/2013, the first program period of the MSSP, which comprised up to 21 months and which we reported in the third quarter of 2014. For these 23 ACOs, the program year 2014 results showed that:

  •
  9 ACOs, serving more than 105,000 Medicare beneficiaries, including our flagship ACO in Houston, qualified for shared savings totaling $26.9 million. This compares to $20.4 million in shared savings paid to ACOs for the first program year 2012/2013, which was longer. Our share of these payments, recorded in the second quarter of 2015, after payments to our physician partners of $6.0 million, increased to $20.9 million, which is reflected in equity in losses of unconsolidated subsidiaries in our consolidated statements of operations. We received these payments in October 2015;

  •
  8 additional ACOs achieved savings but did not exceed the Minimum Savings Rate, known as MSR. Of those eight, four missed the MSR by less than 1%; and

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

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

19. UNCONSOLIDATED SUBSIDIARIES (Continued)

        Following is a summary of shared savings revenue included in equity in losses of our unconsolidated ACOs for the program years indicated:

	For the year ended
	2015	2014
	(in thousands)
Program Year 2014	$20,884	$—
Program Year 2013/2012	—	13,375

	$20,884	$13,375

        For additional information on our ACOs, see Note 1—Organization and Company Background and Note 2—Basis of Presentation. The condensed financial information for 100% of our unconsolidated ACOs is as follows:

	December 31,
	2015	2014
	(in thousands)
Total assets	$—	$152

Total liabilities	$66,741	$56,091

	For the year ended December 31,
	2015	2014	2013
	(in thousands)
Total revenue	$26,924	$20,357	$—
Total expenses	31,700	31,168	33,602

Loss	$(4,776)	$(10,811)	$(33,602)

20. SALES OF SUBSIDIARIES

        The following transactions relate to subsidiaries of our Medicare Advantage segment:

        Sale of SelectCare of Oklahoma:    On December 31, 2014, we completed the sale of SCOK to Healthcare Investors, LLC. SCOK operated as a special needs HMO Medicare advantage plan in Oklahoma with approximately 120 members, representing approximately $3.2 million of annualized revenue. The purchase price at closing was $1.9 million and was settled in cash. At the date of sale, the carrying value of SCOK included $0.4 million of goodwill and indefinite-lived intangible assets that were disposed of in connection with the sale. The transaction resulted in a pre-tax realized loss of $0.6 million, or $0.5 million after taxes.

        Sale of Today's Options of Oklahoma:    On August 29, 2014, we completed the sale of TOOK to Momentum Health, LLC. TOOK operated an HMO Medicare Advantage plan in Oklahoma with approximately 5,800 members, representing approximately $63 million of annualized revenue. The purchase price was $15.5 million of which we received $15.2 million in cash at closing. The balance of $0.3 million is recorded as a receivable in other assets on the consolidated balance sheets and was settled in cash during the first quarter of 2015. At the date of sale, our carrying value of TOOK

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

20. SALES OF SUBSIDIARIES (Continued)

included $3.8 million of goodwill and $1.5 million of amortizing intangible assets that were disposed of in connection with the transaction. The transaction resulted in a pre-tax realized loss of $2.0 million, or $2.7 million after taxes.

21. DISCONTINUED OPERATIONS

        The following transactions represent disposals or commitments to dispose of a reporting group and therefore they are reported as discontinued operations:

        Sale of Traditional Insurance Business:    On October 8, 2015, we entered into a definitive agreement to sell our Traditional Insurance business to Nassau. Our Traditional Insurance business includes Medicare supplement, long term care, disability, life, and other ancillary insurance products, all of which have been in run-off since 2012.

        Under the terms of the agreement, Nassau will acquire Constitution and Pyramid, and reinsure the Traditional Insurance business written by Progressive through a 100% quota share coinsurance agreement. The purchase price is approximately $43 million.

        The purchase price is subject to adjustments based on actual capital and surplus of Constitution and Pyramid at closing, compared to the target statutory capital and surplus of $68.5 million. We will also be entitled to receive potential earn-out payments through June 30, 2018 that may result in additional payments of between $13 million and $24 million.

        Excluding the impact of the earn out, based on projected capital and surplus, we currently expect to receive approximately $15 million to $20 million of net cash proceeds at closing, which could change based on actual capital and surplus at closing. At December 31, 2015, we have recorded a $133.8 million adjustment, after tax, to write down the carrying value of this business to estimated fair value.

        The closing of the agreement is expected in the first half of 2016, subject to customary closing conditions, including regulatory approval from the Texas, Kansas and New York insurance departments and other third party reinsurer consents.

        As of December 31, 2015, in accordance with ASC 360-10 Property, Plant and Equipment and ASC 205-20 Presentation of Financial Statements—Discontinued Operations, we determined that our Traditional Insurance business should be classified as held for sale and reported in discontinued operations.

        Under ASC 360-10-35, a long-lived asset classified as held for sale shall be measured at the lower of its carrying amount or fair value less cost to sell. We determined fair value at December 31, 2015, by calculating estimated net proceeds, using actual statutory surplus at December 31, 2015, estimating the likelihood of receiving any earn out and estimating closing costs. Estimated net proceeds were compared to the GAAP book value of the entities being sold and the business being reinsured at December 31, 2015. Our analysis indicated a pre-tax loss of $149.2 million, generating a deferred tax benefit of $40.9 million, against which we recorded a $25.6 million valuation allowance. This resulted in an after-tax loss of $133.8 million.

        Additionally, discontinued operations treatment requires that the related assets and liabilities for the current period and all historical periods presented were reclassified as assets and liabilities held for

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

21. DISCONTINUED OPERATIONS (Continued)

sale in our consolidated balance sheets, and the related operating results for the current period and all historical periods presented have been reclassified as discontinued operations in our consolidated financial statements.

        Sale of APS Healthcare:    On February 4, 2015, we sold our APS Healthcare Puerto Rico subsidiaries to an affiliate of the Metro Pavia Health System. APS Puerto Rico provided managed behavioral health services under the Government Health Plan Medicaid program under a contract that terminated on March 31, 2015 and had $151 million of revenue in 2014. The purchase price at closing was $26.5 million, which was settled in cash. The transaction resulted in a pre-tax realized loss of approximately $0.4 million. The transaction also generated an additional foreign tax credit carryforward of $4.3 million that has been recorded as a deferred tax asset.

        On May 1, 2015, we sold our remaining APS Healthcare operating subsidiaries to KEPRO, Inc., a company that provides quality improvement and care management services to both government clients and the private sector. The purchase price was $5.0 million, which was settled in cash at closing, subject to a working capital true up, which was finalized during the quarter ended September 30, 2015. In addition, the transaction includes a potential earn-out of up to an additional $19.0 million based on certain contract renewals. Due to the variability in the length of time over which the contract renewals may occur and the difficulty of estimating the success of such renewals, we consider the potential earn-out to be a contingent gain which will be recorded only if and when we determine it to be realizable. At December 31, 2015 no portion of the potential earn-out met the criteria to be accrued as a contingent gain. The transaction resulted in a pre-tax realized loss of $17.0 million, including the working capital true up.

        In connection with the sales of the APS businesses, we agreed to provide certain support services to the buyers under a transition services agreement, or TSA, until they can assume the responsibilities directly. During the year ended December 31, 2015, we provided support under the TSA agreements and recognized fee income of $2.9 million. All TSA services are complete as of December 31, 2015.

        Effective with the sale of our APS Healthcare businesses, in accordance with ASC 205-20, the results of operations and cash flows related to APS Healthcare are reported as discontinued operations for all periods presented. In addition, the related assets and liabilities have been segregated from the assets and liabilities related to our continuing operations and are presented separately in our consolidated balance sheets as of December 31, 2015 and 2014, respectively.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

21. DISCONTINUED OPERATIONS (Continued)

        Discontinued Operations Summary Financial Information:    Summarized financial information for our discontinued operations is presented below:

	For the years ended December 31,
	2015	2014	2013
	(in thousands)
Revenues:
Net premiums	$182,329	$341,393	$371,361
Net investment income	17,355	16,241	17,740
Fee and other income	32,484	89,641	104,146
Net realized gains (losses)	44	(733)	56

Total revenues	232,212	446,542	493,303

Benefits, claims and expenses:
Claims and other benefits	158,828	280,187	295,952
Change in deferred policy acquisition costs	23,442	12,323	12,628
Amortization of intangible assets	644	1,464	4,759
Interest expense	751	2,273	(8)
Commissions	6,265	8,597	11,949
Reinsurance commissions and expense allowances	4,996	6,653	6,751
Asset impairment charges	—	—	189,443
Other operating costs and expenses	53,553	138,854	158,289

Total benefits, claims and expenses	248,479	450,351	679,763

Operating loss	(16,267)	(3,809)	(186,460)
Restructure charge—APS Healthcare	(5,638)	(36)	(101)
Realized loss on sale—APS Healthcare	(17,418)	—	—
Fair value adjustment—Traditional Insurance	(149,153)	—	—

Loss from discontinued operations before income taxes	(188,476)	(3,845)	(186,561)
(Benefit for) provision from income taxes	(29,308)	658	(6,129)

Loss from discontinued operations	$(159,168)	$(4,503)	$(180,432)

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

21. DISCONTINUED OPERATIONS (Continued)

        Total assets and liabilities of discontinued operations are as follows:

	December 31, 2015	December 31, 2014
	(in thousands)
Assets
Fixed maturities available for sale, at fair value	$419,499	$507,401
Short-term investments	—	3,498
Other invested assets	11,484	19,627

Total investments	430,983	530,526
Cash and cash equivalents	4,592	39,003
Accrued investment income	3,167	3,887
Deferred policy acquisition costs	—	77,814
Reinsurance recoverables—life	476,863	498,468
Reinsurance recoverables—health	127,907	135,483
Due and unpaid premiums	4,782	2,057
Goodwill and intangible assets	—	9,384
Income taxes receivable	10,766	1,831
Net amounts receivable from continuing operations	49,921	—
Other assets	4,072	42,892

Total assets	$1,113,053	$1,341,345

Liabilities
Reserves and other policy liabilities—life	$495,518	$514,440
Reserves for future policy benefits—health	539,307	453,784
Policy and contract claims—health	23,487	39,142
Premiums received in advance	2,000	1,624
Amounts due to reinsurers	2,325	3,971
Deferred income tax liability	7,811	12,241
Net amounts payable to continuing operations	—	54,399
Other liabilities	24,883	57,358

Total liabilities	$1,095,331	$1,136,959

22. COMMITMENTS AND CONTINGENCIES

  Legal Proceedings

        In addition to the matters discussed below, we are also subject to a variety of legal proceedings, arbitrations, governmental investigations, including SEC investigations, audits, claims and litigation, including claims under the False Claims Act and claims for benefits under insurance policies and claims by members, providers, customers, employees, regulators and other third parties. In some cases, plaintiffs seek punitive damages. It is not possible to accurately predict the outcome or estimate the resulting penalty, fine or other remedy that may result from any current or future legal proceeding, investigation, audit, claim or litigation. Nevertheless, the range of outcomes and losses could be significant and could have a material adverse effect on our consolidated financial statements.

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

Governmental Regulation

        Laws and regulations governing Medicare, Medicaid and other state and federal healthcare and insurance programs are complex and subject to significant interpretation. As part of the Affordable Care Act, known as ACA, CMS, State regulatory agencies and other regulatory agencies have been exercising increased oversight and regulatory authority over our Medicare and other businesses. Compliance with such laws and regulations is subject to CMS audit, other governmental review and investigation, including SEC investigations and significant and complex interpretation. CMS audits our Medicare Advantage plans with regularity to ensure we are in compliance with applicable laws, rules, regulations and CMS instructions. Our Medicare Advantage plans will likely be subject to audit in 2016 and our Total Care Medicaid plan will be subject to audit in 2016. There can be no assurance that we will be found to be in compliance with all such laws, rules and regulations in connection with these audits, reviews and investigations, and at times we have been found to be out of compliance. Failure to be in compliance can subject us to significant regulatory action including significant fines, penalties, cancellation of contracts with governmental agencies or operating restrictions on our business, including, without limitation, suspension of our ability to market to and enroll new members in our Medicare plans, termination of our contracts with CMS, exclusion from Medicare and other state and federal healthcare programs and inability to expand into new markets or add new products within existing markets.

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

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

22. COMMITMENTS AND CONTINGENCIES (Continued)

  Lease Obligations

        We are obligated under lease agreements for our corporate headquarters located in White Plains, New York, as well as offices in Lake Mary, Florida; Houston, Texas; and Syracuse, New York. In addition, we maintain other smaller offices to support our businesses. Rent expense was $6.0 million, $6.0 million, and $5.7 million for the years ended December 31, 2015, 2014 and 2013, respectively. Annual minimum rental commitments, subject to escalation, under non-cancelable operating lease (in thousands) are as follows:

2016	$5,692
2017	4,101
2018	2,424
2019	691
2020	712
Thereafter	485

Total	$14,105

23. BUSINESS SEGMENT INFORMATION

        Our business segments are based on product and consist of

  •
  Medicare Advantage;

  •
  MSO; and

  •
  Medicaid.

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

        MSO—Our MSO segment supports our physician partnerships in the development of value-based healthcare models, such as ACOs, with a variety of capabilities and resources including technology, analytics, clinical care coordination, regulatory compliance and program administration. This segment includes our CHS subsidiary and affiliated ACOs. CHS works with physicians and other healthcare professionals to operate ACOs under the Medicare Shared Savings Program. CHS provides these ACOs with care coordination, analytics and reporting, technology and other administrative capabilities to enable participating providers to deliver better care and lower healthcare costs for their Medicare fee-for-service beneficiaries. The Company provides funding to CHS to support the operating activities of CHS and the ACOs.

        Medicaid—The Medicaid segment includes the operations of our Total Care Medicaid health plan, which we acquired on December 1, 2013. Total Care provides Medicaid managed care services to approximately 39,000 members in upstate New York. Total Care also participates in the Child Health Plus program for low-income, uninsured children.

        We report intersegment revenues and expenses on a gross basis in each of the operating segments but eliminate them in the consolidated results. These intersegment revenues and expenses affect the amounts reported on the individual financial statement line items, but we eliminate them in consolidation and they do not change income before taxes. The most significant items eliminated relate to interest on intercompany loans which cross segments.

        Financial data by segment, with a reconciliation of segment revenues and segment income (loss) before income taxes to total revenue and income (loss) from continuing operations before income taxes in accordance with U.S. generally accepted accounting principles is as follows:

	2015		2014		2013
	Revenues	Income(Loss) Before Income Taxes	Revenues	Income(Loss) Before Income Taxes	Revenues	Income(Loss) Before Income Taxes
	(in thousands)
Medicare Advantage	$1,256,035	$21,480	$1,410,324	$48,121	$1,637,182	$54,027
MSO	—	(20,058)	—	(30,809)	—	(41,588)
Medicaid	190,335	105	178,461	2,635	12,771	(526)
Corporate & Other	7,192	(40,287)	8,493	(49,378)	6,414	(42,394)
Intersegment revenues	(775)	—	(1,059)	—	(6,911)	—
Adjustments to segment amounts:
Net realized gains(losses)(1)	38,954	38,954	(649)	(649)	13,806	13,806

Total	$1,491,741	$194	$1,595,570	$(30,080)	$1,663,262	$(16,675)

(1)
We evaluate the results of operations of our segments based on income (loss) before realized gains and losses and income taxes. Management believes that realized gains and losses are not indicative of overall operating trends.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

23. BUSINESS SEGMENT INFORMATION (Continued)

        Identifiable assets by segment are as follows:

	December 31,
	2015	2014	2013
	(in thousands)
Medicare Advantage	$355,363	$376,235	$460,950
MSO	56,345	32,511	5,789
Medicaid	44,115	37,745	25,677
Corporate & Other	521,057	791,231	807,571
Assets of discontinued operations	1,113,053	1,341,345	1,351,938
Intersegment assets(1)	(352,874)	(478,113)	(496,067)

Total assets	$1,737,059	$2,100,954	$2,155,858

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

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

24. CONDENSED QUARTERLY RESULTS OF OPERATIONS (UNAUDITED) (Continued)

2015

	For the Quarter Ended
	December 31,	September 30,	June 30,	March 31,
	(in thousands)
Total revenue, as previously reported	$377,373	$433,712	$416,279	$444,822
Less: revenue of discontinued operations	—	(44,975)	(46,168)	(89,302)

Total revenue	$377,373	$388,737	$370,111	$355,520

(Loss) income from continuing operations before income taxes	$(12,406)	$13,505	$11,219	$(12,124)
(Benefit from) provision for income taxes	(3,186)	13,519	6,636	(11,974)

(Loss) income from continuing operations	(9,220)	(14)	4,583	(150)

(Loss) income from discontinued operations, net of taxes	(152,336)	2,822	(11,958)	2,304

Net (loss) income	$(161,556)	$2,808	$(7,375)	$2,154

(Loss) income per common share:
Basic:
(Loss) income from continuing operations	$(0.11)	$0.00	$0.06	$0.00
(Loss) income from discontinued operations	(1.85)	0.03	(0.15)	0.03

Net (loss) income	$(1.96)	$0.03	$(0.09)	$0.03

Diluted:
(Loss) income from continuing operations	$(0.11)	$0.00	$0.05	$0.00
(Loss) income from discontinued operations	(1.85)	0.03	(0.14)	0.03

Net (loss) income	$(1.96)	$0.03	$(0.09)	$0.03

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

24. CONDENSED QUARTERLY RESULTS OF OPERATIONS (UNAUDITED) (Continued)

2014

	For the Quarter Ended
	December 31,	September 30,	June 30,	March 31,
	(in thousands)
Total revenue, as previously reported	$500,261	$507,519	$519,376	$512,666
Less: revenue of discontinued operations	(109,907)	(112,726)	(109,993)	(111,626)

Total revenue	$390,354	$394,793	$409,383	$401,040

(Loss) income from continuing operations before income taxes	$(22,314)	$1,149	$(9,423)	$508
(Benefit from) provision for income taxes	(12,545)	4,534	(136)	3,031

Loss from continuing operations	(9,769)	(3,385)	(9,287)	(2,523)

(Loss) income from discontinued operations, net of taxes	(2,750)	1,295	(521)	(2,527)

Net loss	$(12,519)	$(2,090)	$(9,808)	$(5,050)

Loss per common share:
Basic:
Loss from continuing operations	$(0.12)	$(0.04)	$(0.11)	$(0.03)
(Loss) income from discontinued operations	(0.03)	0.01	(0.01)	(0.03)

Net loss	$(0.15)	$(0.03)	$(0.12)	$(0.06)

Diluted:
Loss from continuing operations	$(0.12)	$(0.04)	$(0.11)	$(0.03)
(Loss) income from discontinued operations	(0.03)	0.01	(0.01)	(0.03)

Net loss	$(0.15)	$(0.03)	$(0.12)	$(0.06)

Schedule I—Summary of Investments Other Than Investments in Related Parties
UNIVERSAL AMERICAN CORP.

	December 31, 2015
Classification	Par Value	Amortized Cost	Fair Value	Carrying Value
	(in thousands)
U.S. Treasury securities and obligations of U.S. Government	$16,700	$16,684	$16,670	$16,670
Government sponsored agencies	500	516	507	507
Other political subdivisions	32,720	35,253	35,926	35,926
Corporate debt securities	143,385	144,772	146,423	146,423
Foreign debt securities	27,510	28,287	27,599	27,599
Residential mortgage-backed securities	34,423	34,973	35,969	35,969
Commercial mortgage-backed securities	20,658	21,264	21,151	21,151
Other asset-backed securities	5,652	5,731	5,723	5,723

Sub-total	$281,548	$287,480	$289,968	289,968

Other invested assets				11,049

Total investments				$301,017

	December 31, 2014
Classification	Par Value	Amortized Cost	Fair Value	Carrying Value
	(in thousands)
U.S. Treasury securities and obligations of U.S. Government	$23,000	$23,035	$23,020	$23,020
Government sponsored agencies	500	518	507	507
Other political subdivisions	31,970	34,337	35,101	35,101
Corporate debt securities	144,412	146,942	153,956	153,956
Foreign debt securities	28,077	29,063	29,793	29,793
Residential mortgage-backed securities	47,322	48,380	49,864	49,864
Commercial mortgage-backed securities	31,879	33,200	33,714	33,714
Other asset-backed securities	11,894	12,013	12,097	12,097

Sub-total	$319,054	$327,488	$338,052	338,052

Short-term investments				5,496
Other invested assets				15,293

Total investments				$358,841

Schedule II—Condensed Financial Information of Registrant

UNIVERSAL AMERICAN CORP.
(Parent Company)

CONDENSED BALANCE SHEETS

(in thousands)

	December 31, 2015	December 31, 2014
ASSETS
Cash and cash equivalents	$70,209	$103,298
Investments	—	4,905
Short-term investments	—	2,000
Investments in subsidiaries at equity	386,629	447,169
Due from affiliates	—	9,137
Deferred loan origination fees	245	2,887
Income tax receivable	8,425	53,909
Other assets	7,762	12,754
Assets of discontinued operations	17,722	204,386

Total assets	$490,992	$840,445

LIABILITIES AND STOCKHOLDERS' EQUITY
Loan payable	$—	$103,447
Loans from affiliates	13,000	22,000
Series A manditorily redeemable preferred shares	40,000	40,000
Due to affiliates	23,420	—
Deferred income tax liability	17,283	37,953
Accounts payable and other liabilities	13,324	21,144
Dividends to stockholders—declared/unpaid	1,570	1,436

Total liabilities	108,597	225,980

Total stockholders' equity	382,395	614,465

Total liabilities and stockholders' equity	$490,992	$840,445

See notes to condensed financial statements.

UNIVERSAL AMERICAN CORP.
(Parent Company)

CONDENSED STATEMENTS OF OPERATIONS

(in thousands)

	For the Years Ended December 31,
	2015	2014	2013
REVENUES:
Net investment income	$2,127	$2,537	$436
Realized gains on investments	87	897	8,271

Total revenues	2,214	3,434	8,707

EXPENSES:
Selling, general and administrative expenses	36,498	37,131	33,485
Stock compensation expense	9,369	9,252	7,554
Interest expense	5,289	7,000	6,562

Total expenses	51,156	53,383	47,601

Loss before income tax benefit and equity in income of subsidiaries	(48,942)	(49,949)	(38,894)
Income tax benefit	(39,415)	(23,607)	(10,984)

Loss before equity in earnings of subsidiaries	(9,527)	(26,342)	(27,910)
Equity in earnings of subsidiaries, net of taxes	4,726	1,378	16,016

Loss from continuing operations	(4,801)	(24,964)	(11,894)

Discontinued operations:
Loss from discontinued operations before income taxes	(188,476)	(3,845)	(186,561)
(Benefit from) provision for income taxes	(29,308)	658	(6,129)

Loss from discontinued operations	(159,168)	(4,503)	(180,432)

Net loss	$(163,969)	$(29,467)	$(192,326)

See notes to condensed financial statements.

UNIVERSAL AMERICAN CORP.
(Parent Company)

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Years Ended December 31,
	2015	2014	2013
	(in thousands)
Cash flows from operating activities:
Net loss	$(163,969)	$(29,467)	$(192,326)
Loss from discontinued operations	159,168	4,503	180,432

Loss from continuing operations	(4,801)	(24,964)	(11,894)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Equity in net loss of subsidiaries	(4,726)	(1,378)	(16,016)
Realized gains on investments	(87)	(897)	(8,271)
Stock based compensation	9,369	9,252	7,554
Amortization of deferred loan origination fees	2,642	1,752	1,423
Change in amounts due to/from subsidiaries	32,557	2,355	(25,298)
Change in income taxes receivable	45,484	(14,823)	(26,759)
Deferred income taxes	(20,670)	10,829	25,059
Change in other assets and liabilities	(9,517)	11,297	(571)

Cash provided by (used for) operating activities of continuing operations	50,251	(6,577)	(54,773)
Cash provided by operating activities of discontinued operations	—	—	—

Cash provided by (used for) operating activities	50,251	(6,577)	(54,773)

Cash flows from investing activities:
Proceeds from sale of fixed maturities	64,950	67,459	8,271
Cost of fixed maturity investments acquired	(60,570)	(18,311)	(52,544)
Net change in short-term investments	2,000	(2,000)	14,994
Capital contributions to subsidiaries	(26,400)	(34,000)	(11,500)
Dividends from subsidiaries	86,485	41,574	126,200
Other investing activities	2,778	275	(725)

Cash provided by investing activities of continuing operations	69,243	54,997	84,696
Cash provided by investing activities of discontinued operations	22,777	50,306	117,200

Cash provided by investing activities	92,020	105,303	201,896

Cash flows from financing activities:
Net proceeds from issuance of common stock	95	(994)	370
Loan from affiliates	—	—	22,000
Principal payment on loan from affiliates	(9,000)	—	—
Cost of share retirement	—	(36,180)	—
Payment of debt issuance costs	—	—	(460)
Principal repayment on debt	(103,447)	—	(28,537)
Dividends to stockholders	(63,008)	(1,320)	(141,371)
Dividends from discontinued operations	22,777	50,306	117,200

Cash (used for) provided by financing activities of continuing operations	(152,583)	11,812	(30,798)
Cash used for financing activities of discontinued operations	(22,777)	(50,306)	(117,200)

Cash used for financing activities	(175,360)	(38,494)	(147,998)

Net (decrease) increase in cash and cash equivalents	(33,089)	60,232	(875)
Less: decrease in cash and cash equivalents from discontinued operations	—	—	—

Net (decrease) increase in cash and cash equivalents from continuing operations	(33,089)	60,232	(875)
Cash and cash equivalents:
At beginning of year	103,298	43,066	43,941

At end of year	$70,209	$103,298	$43,066

Supplemental disclosure of cash flow information:
Interest payments	$4,748	$6,609	$6,125

Cash (received) paid for income taxes	$(57,447)	$25,054	$16,160

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

        In the parent company only financial statements, the parent company's investment in subsidiaries is stated at cost plus equity in undistributed earnings of subsidiaries since the date of acquisition less dividends paid to the parent company by the subsidiaries. The parent company's share of net income of its wholly owned unconsolidated subsidiaries is included in its net loss income using the equity method. These parent company only financial statements should be read in conjunction with the Company's consolidated financial statements.

2. MANDATORILY REDEEMABLE PREFERRED SHARES

        On April 29, 2011, in conjunction with the sale of our Medicare Part D business, Universal American issued an aggregate of $40 million of Series A Mandatorily Redeemable Preferred Shares (the "Series A Preferred Shares"), representing 1,600,000 shares with a par value of $0.01 per share and a liquidation preference of $25.00 per share. The Series A Preferred Shares pay cash dividends at the rate of 8.5% per annum and are mandatorily redeemable on the six year anniversary of the issue date. There is no ability to call these securities before maturity except in the event of a change in control. The proceeds from the sale of the Series A Preferred Shares were used to pay a portion of the existing indebtedness of the Company prior to the sale and transaction expenses. We did not retain any proceeds from the sale of the Series A Preferred Shares. At the closing of the sale of our Medicare Part D business, certain officers and directors of the Company collectively purchased an aggregate of $10 million of the Series A Preferred Shares.

        In accordance with ASC 480, Distinguishing Liabilities from Equity, because the issuance of the Series A Preferred Shares imposes an obligation on us requiring the transfer of assets, specifically, cash, at the redemption date, the Series A Preferred Shares are reported as a liability on the consolidated balance sheets, with the related dividends reported as interest expense on the consolidated statements of operations. At December 31, 2015 and 2014 we had accrued $0.7 million of such dividends, recorded in other liabilities in the consolidated balance sheets.

        Issue costs of approximately $1.1 million were capitalized in other assets and are being amortized over the six year term of the Series A Preferred Shares.

3. LOAN PAYABLE

  2012 Credit Facility

        On March 2, 2012, we entered into a credit facility (the "2012 Credit Facility") consisting of a five-year $150 million senior secured term loan and a $75 million senior secured revolving credit facility. In connection with the 2012 Credit Facility, we incurred loan origination fees of approximately $5.8 million, which were capitalized and amortized over the life of the 2012 Credit Facility.

        On November 4, 2013, we entered into an amendment to our 2012 Credit Facility, which suspended and replaced certain financial covenants beginning with the quarter ended September 30,

UNIVERSAL AMERICAN CORP.
(Parent Company)

NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)

3. LOAN PAYABLE (Continued)

2013 through December 31, 2014, with the original financial covenants reinstated effective January 1, 2015.

        In connection with the amendment, we prepaid all scheduled 2013 and 2014 principal payments, including the final 2013 payment due December 31, 2013 of $3.6 million and all 2014 scheduled payments totaling $14.3 million. We also paid fees and expenses of approximately $0.5 million, which we had capitalized in other assets and amortized over the term of the amendment.

        On March 31, 2015, we repaid $58.6 million of principal on our term loan under the 2012 Credit Facility. On October 9, 2015, we executed an amendment to our 2012 Credit Facility which waived certain financial covenants for the period ended September 30, 2015. In addition, on October 14, 2015, we repaid the outstanding balance on our term loan of $44.9 million and terminated the 2012 Credit Facility, including the unused revolver. In connection with the repayments, we recorded additional loan origination fee amortization of $0.8 million at March 31, 2015 and the unamortized balance of $0.8 million at October 14, 2015.

  Principal and Interest Payments

        During the year ended December 31, 2015, as discussed above, we repaid all $103.5 million of the term loan principal and made interest payments totaling $1.3 million and other fee payments totaling $0.5 million. During the year ended December 31, 2014, we made no principal payments, interest payments totaling $2.8 million and other fee payments totaling $0.5 million.

4. LOANS FROM AFFILIATES

        In the fourth quarter of 2013, we borrowed $13.0 million and $9.0 million, at an interest rate of 3.5%, payable quarterly, from our insurance company subsidiaries, Progressive and Pyramid, respectively, for general corporate purposes. On April 10, 2015, we repaid the outstanding balance of $9.0 million to Pyramid. The Progressive loan matures on June 30, 2016 and is repayable at any time without penalty.

5. SPECIAL DIVIDEND

        On October 26, 2015, we paid a special cash dividend of $0.75 per share, to shareholders of record on October 19, 2015. The total dividend was $63.0 million. This dividend is a liquidating dividend and was recorded as a reduction of additional paid-in capital.

        On August 19, 2013, we paid a special cash dividend of $1.60 per share, to shareholders of record as of August 12, 2013. The total dividend was $142.1 million. This dividend is a liquidating dividend and was recorded as a reduction of additional paid-in capital.

        A portion of each special cash dividend is recorded as a dividend payable liability expected to be paid in the future to holders of our restricted stock as such shares vest. This liability was $1.6 million and $1.2 million at December 31, 2015 and 2014, respectively, and is included in other liabilities in the consolidated balance sheets. In addition, pursuant to the terms of our 2011 Equity Award Plan, each dividend reduces the exercise price on outstanding stock options as of the ex-dividend date by the amount of the dividend.

Schedule III—SUPPLEMENTAL INSURANCE INFORMATION
UNIVERSAL AMERICAN CORP.
(in thousands)

	Policy and Contract Claims	Net Premiums Earned	Net Investment Income	Policyholder Benefits	Other Operating Expense
2015
Medicare Advantage	$86,976	$1,245,655	$9,435	$1,074,658	$159,897
MSO	—	—	—	—	10,431
Medicaid	14,995	190,194	141	170,120	20,111
Corporate & Other	—	316	3,067	(184)	47,664
Intersegment and other adjustments	—	—	(545)	—	(776)

Segment Total	$101,971	$1,436,165	$12,098	$1,244,594	$237,327

2014
Medicare Advantage	$94,704	$1,393,444	$15,013	$1,171,002	$191,201
MSO	—	—	—	—	13,016
Medicaid	13,583	178,288	173	160,827	15,000
Corporate & Other	132	1,292	5,365	1,560	56,310
Intersegment and other adjustments	—	—	(790)	—	(1,059)

Segment Total	$108,419	$1,573,024	$19,761	$1,333,389	$274,468

2013
Medicare Advantage	$120,269	$1,617,176	$18,572	$1,376,960	$206,195
MSO	—	—	—	—	7,986
Medicaid	9,550	12,771	—	11,684	1,613
Corporate & Other	—	—	491	—	48,804
Intersegment and other adjustments	—	—	(66)	—	(6,907)

Segment Total	$129,819	$1,629,947	$18,997	$1,388,644	$257,691

        Other required information was omitted because it was not applicable.

Universal American Corp.
Schedule V
Valuation and Qualifying Accounts

	Balance Jan 1	Charges/ (Recoveries) in Consolidated Statement of Operations	Write-offs Against Allowance	Acquisition and Other Adjs.	Balance Dec 31
	(in thousands)
2015
Advances to agents(1)	$46,973	$(2,754)	$(12,043)	$—	$32,176
Other assets(2)	19,277	6,926	(14,430)	—	11,773
Valuation allowance for deferred taxes	11,069	(156)	—	25,984	36,897
2014
Advances to agents(1)	$56,985	$(6,071)	$(3,941)	$—	$46,973
Other assets(2)	27,438	(369)	(7,792)	—	19,277
Valuation allowance for deferred taxes	7,217	3,726	—	126	11,069
2013
Advances to agents	$56,975	$521	$(511)	$—	$56,985
Other assets(2)	28,190	5,140	(6,686)	794	27,438
Valuation allowance for deferred taxes	6,417	1,200	—	(400)	7,217

(1)
Amount reported as recoveries in the consolidated statement of operations represents advances to agents previously written off.

(2)
Represents valuation account on receivables related to Medicare Advantage products.