Form 10-Q
period 2016-03-31
UNIVERSAL AMERICAN CORP.
filed 2016-05-10
CIK 1514128

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
OR
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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

        Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Class of Common Stock	Outstanding at May 6, 2016
Non-voting, par value $0.01 per share	3,300,000 shares
Voting, par value $0.01 per share	82,064,063 shares

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

PART I

ITEM 1—FINANCIAL STATEMENTS

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	March 31, 2016	December 31, 2015
	(Unaudited)
ASSETS
Investments:
Fixed maturities available for sale, at fair value (amortized cost: 2016, $285,683; 2015, $287,480)	$291,320	$289,968
Other invested assets	10,577	11,049

Total investments	301,897	301,017
Cash and cash equivalents	62,611	72,582
Accrued investment income	2,796	2,336
Reinsurance recoverables	2,954	3,000
Due and unpaid premiums	80,778	48,301
Goodwill and intangible assets	75,192	75,620
Deferred income tax asset	46,200	49,024
Income taxes receivable	4,651	5,313
Other healthcare receivables	29,385	36,172
Other assets	56,275	30,396
Assets of discontinued operations	1,114,455	1,113,053

Total assets	$1,777,194	$1,736,814

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Policy and contract claims	$116,194	$101,971
Series A mandatorily redeemable preferred shares, net of unamortized deferred loan fees	39,802	39,755
Net amounts payable to discontinued operations	50,362	49,921
Accounts payable and other liabilities	86,511	67,441
Liabilities of discontinued operations	1,094,342	1,095,331

Total liabilities	1,387,211	1,354,419

Commitments and contingencies (Note 8)
STOCKHOLDERS' EQUITY
Preferred stock (Authorized: 40 million shares)	—	—
Common stock—voting (Authorized: 400 million shares; issued and outstanding: 2016, 81.9 million shares; 2015, 81.3 million shares)	819	813
Common stock—non-voting (Authorized: 60 million shares; issued and outstanding: 3.3 million shares)	33	33
Additional paid-in capital	611,799	608,804
Accumulated other comprehensive income	7,142	2,748
Retained deficit	(229,810)	(230,003)

Total stockholders' equity	389,983	382,395

Total liabilities and stockholders' equity	$1,777,194	$1,736,814

See Notes to unaudited Consolidated Financial Statements.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share amounts)

	For the three months ended March 31,
	2016	2015
Revenues:
Net premiums	$393,018	$351,635
Net investment income	2,260	3,071
Fee and other income	514	316
Net realized gains	384	498

Total revenues	396,176	355,520

Benefits, claims and expenses:
Claims and other benefits	332,551	304,391
Amortization of intangible assets	428	710
Commissions	4,467	3,681
Interest expense	850	1,563
Affordable Care Act fee	6,176	7,093
Other operating costs and expenses	43,180	42,771

Total benefits, claims and expenses	387,652	360,209

Income (loss) before equity in losses of unconsolidated subsidiaries	8,524	(4,689)
Equity in losses of unconsolidated subsidiaries	(5,249)	(7,435)

Income (loss) from continuing operations before income taxes	3,275	(12,124)
Provision for (benefit from) income taxes	3,328	(11,974)

Loss from continuing operations	(53)	(150)
Discontinued operations:
Income from discontinued operations before income taxes	1,343	5,199
Provision for income taxes	1,097	2,895

Income from discontinued operations	246	2,304

Net income	$193	$2,154

(Loss) income per common share:
Basic:
Continuing operations	$(0.00)	$(0.00)
Discontinued operations	0.00	0.03

Net income	$0.00	$0.03

Diluted:
Continuing operations	$(0.00)	$(0.00)
Discontinued operations	0.00	0.03

Net income	$0.00	$0.03

Basic and diluted weighted average shares outstanding	82,714	82,019

See Notes to unaudited Consolidated Financial Statements.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(in thousands)

	For the three months ended March 31,
	2016	2015
Comprehensive income:
Net income	$193	$2,154
Other comprehensive income, net of income taxes:
Unrealized gain on investments	5,573	3,588
Less: reclassification adjustment for gains included in net income	331	329

Change in net unrealized gain on investments	5,242	3,259
Change in long-term claim reserve adjustment	(848)	(723)

Total other comprehensive income, net of income taxes	4,394	2,536

Comprehensive income	$4,587	$4,690

See Notes to unaudited Consolidated Financial Statements.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Unaudited)

(in thousands)

	Common Stock			Accumulated Other Comprehensive Income
			Additional Paid-in Capital		Retained Deficit
	Voting	Non-Voting				Total
2015
Balance at January 1, 2015	$804	$33	$667,026	$12,648	$(66,046)	$614,465
Net income	—	—	—	—	2,154	2,154
Other comprehensive income	—	—	—	2,536	—	2,536
Net issuance of common stock	3	—	2,074	—	—	2,077
Stock-based compensation	—	—	1,303	—	—	1,303
Dividends to stockholders	—	—	167	—	5	172

Balance at March 31, 2015	$807	$33	$670,570	$15,184	$(63,887)	$622,707

2016
Balance at January 1, 2016	$813	$33	$608,804	$2,748	$(230,003)	$382,395
Net income	—	—	—	—	193	193
Other comprehensive income	—	—	—	4,394	—	4,394
Net issuance of common stock	6	—	2,355	—	—	2,361
Stock-based compensation	—	—	625	—	—	625
Dividends to stockholders	—	—	15	—	—	15

Balance at March 31, 2016	$819	$33	$611,799	$7,142	$(229,810)	$389,983

See Notes to unaudited Consolidated Financial Statements.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	For the three months ended March 31,
	2016	2015
Operating activities:
Net income	$193	$2,154
Income from discontinued operations	(246)	(2,304)

Loss from continuing operations	(53)	(150)
Adjustments to reconcile net income to cash used for operating activities:
Deferred income taxes	1,729	(5,092)
Net realized gains on investments	(384)	(498)
Amortization of intangible assets	428	710
Amortization of debt issuance costs	47	1,125
Net amortization of bond premium	354	501
Depreciation expense	783	928
Stock based compensation expense	1,801	2,578
Affordable Care Act fee	6,176	7,093
Changes in operating assets and liabilities:
Policy and contract claims	14,223	(2,837)
Reinsurance recoverables	46	(714)
Due and unpaid premiums	(32,477)	(11,194)
Net amounts receivable from/payable to discontinued operations	441	15,257
Income taxes receivable	662	19,891
Other healthcare receivables	6,787	8,212
Other, net	(10,534)	(38,254)

Cash used for operating activities of continuing operations	(9,971)	(2,444)
Cash provided by (used for) operating activities of discontinued operations	4,928	(14,721)

Cash used for operating activities	(5,043)	(17,165)

Investing activities:
Proceeds from sale, maturity, call, paydown or redemption of fixed maturity investments	14,574	23,763
Cost of fixed maturity investments acquired	(12,748)	47
Change in short-term investments	—	3,996
Purchase of fixed assets	(505)	(1,168)
Other investing activities	(1,118)	—

Cash provided by investing activities of continuing operations	203	26,638
Cash provided by (used for) investing activities of discontinued operations	1,838	(1,208)

Cash provided by investing activities	2,041	25,430

Financing activities:
Net proceeds from issuance of common and preferred stock, net of tax effect	—	267
Dividends paid to stockholders	(419)	(525)
Principal payment on loan payable	—	(58,567)
Contributions to discontinued operations	216	7,292

Cash used for financing activities of continuing operations	(203)	(51,533)
Cash used for financing activities of discontinued operations	(216)	(7,292)

Cash used for financing activities	(419)	(58,825)

Net decrease in cash and cash equivalents	(3,421)	(50,560)
Less: (increase) decrease in cash and cash equivalents from discontinued operations	(6,550)	23,221

Net decrease in cash and cash equivalents from continuing operations	(9,971)	(27,339)
Cash and cash equivalents of continuing operations at beginning of period	72,582	88,982

Cash and cash equivalents of continuing operations at end of period	$62,611	$61,643

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

        Through our Medicare Advantage subsidiaries, we sell Medicare Coordinated Care Plan products in Texas, which we call HMOs, and sell Medicare Coordinated Care products in New York and Maine that are built around contracted networks of providers, which we call PPOs and Medicare Advantage Network private fee-for-service products, known as PFFS Plans. Our Medicare Advantage plans currently serve approximately 113,800 members, including 68,600 members in our Texas HMOs and 45,200 members in upstate New York and Maine.

        Our subsidiary, Collaborative Health Systems, LLC, also known as CHS, works with physicians and other healthcare professionals to operate Accountable Care Organizations, or ACOs, under the Medicare Shared Savings Program, or MSSP. We currently have twenty-one MSSP ACOs in ten states previously approved for participation in the program by the Centers for Medicare & Medicaid Services, known as CMS and one Next Generation ACO operating in Houston, Texas. Based on data provided by CMS, these ACOs currently include approximately 4,200 participating providers with approximately 236,000 assigned Medicare fee-for-service beneficiaries, both within and outside our current Medicare Advantage footprint. CHS provides these ACOs with care coordination, analytics and reporting, technology and other administrative capabilities to enable participating providers to deliver better care and lower healthcare costs for their Medicare fee-for-service beneficiaries. The Company provides funding to CHS to support the operating activities of CHS and the ACOs.

        We operate the Total Care Medicaid managed care plan ("Total Care") which provides Medicaid managed care services in upstate New York, currently serving approximately 38,000 members in Syracuse and surrounding areas. On April 19, 2016, we entered into a definitive agreement with Molina Healthcare, Inc. ("Molina") in which Molina will acquire Total Care. See Note 12—Subsequent Event for further details.

        We discontinued marketing and selling Traditional insurance products, consisting of Medicare supplement products, fixed benefit accident and sickness insurance and senior life insurance after June 1, 2012. However, we continue to manage the block as the policies remain in force over the renewal period. On October 8, 2015, we entered into a definitive agreement to sell our Traditional Insurance business to Nassau Reinsurance Group Holdings, L.P., ("Nassau") known as the Traditional Sale. Under the terms of the agreement, Nassau will acquire Constitution Life Insurance Company (Constitution) and The Pyramid Life Insurance Company (Pyramid), and reinsure the Traditional Insurance business written by American Progressive Life & Health Insurance Company of New York (Progressive) through a 100% quota share coinsurance agreement. As of December 31, 2015, we determined that our Traditional Insurance business should be classified as held for sale and reported as discontinued operations. Consequently, the related assets and liabilities were adjusted to fair value as of March 31, 2016 and December 31, 2015 based on the estimated net amounts realizable upon sale and

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

1. ORGANIZATION AND COMPANY BACKGROUND (Continued)

for all periods presented were classified as assets and liabilities of discontinued operations in our consolidated balance sheets. The related operating results and cash flows are reported in discontinued operations in our consolidated financial statements. See Note 11—Discontinued Operations for further details.

        On May 1, 2015, we sold our APS Healthcare domestic subsidiaries and we sold our APS Healthcare Puerto Rico subsidiaries on February 4, 2015 and these businesses are reported as discontinued operations. As a result, the related assets and liabilities for APS Healthcare have been reclassified as assets and liabilities of discontinued operations in our consolidated balance sheets. The related operating results and cash flows are reported in discontinued operations in our consolidated financial statements. See Note 11—Discontinued Operations for further details.

2. BASIS OF PRESENTATION

        We have prepared the accompanying Consolidated Financial Statements in conformity with U.S. generally accepted accounting principles, known as GAAP, for interim reporting in accordance with Article 10 of the Securities and Exchange Commission's Regulation S-X. Accordingly, the Consolidated Financial Statements do not include all of the disclosures normally required by U.S. GAAP or those normally made in an Annual Report on Form 10-K. We have eliminated all material intercompany transactions and balances. The interim financial information in this report is unaudited, but in the opinion of management, includes all adjustments, including normal, recurring adjustments necessary to present fairly the financial position and results of operations for the periods reported. The results of operations for the three months ended March 31, 2016 and 2015 are not necessarily indicative of the results to be expected for the full year.

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

(Unaudited)

2. BASIS OF PRESENTATION (Continued)

in the consolidated statements of operations. Our net investment in the ACOs is reported in other assets in our consolidated balance sheets.

        Statutory Accounting Practices:    For our insurance and HMO subsidiaries, U.S. GAAP differs from statutory accounting practices prescribed or permitted by regulatory authorities. See Note 2—Basis of Presentation of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2015 for additional information on these differences.

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

        Critical accounting policies require significant subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. These estimates are based on information available at the time the estimates are made, as well as anticipated future events. We periodically evaluate our estimates, and as additional information becomes available or actual amounts become determinable, we may revise the recorded estimates and reflect the revisions in our operating results. In our judgment, the accounts involving estimates and assumptions that are most critical to the preparation of our financial statements are policy related liabilities and expense recognition, goodwill and other intangible assets, investment valuation, revenue recognition and income taxes. All unamortized deferred acquisition costs, or DAC, were written off at December 31, 2015, in connection with the fair value adjustment on our Traditional Insurance business. As a result, we no longer consider accounting for DAC to be a critical accounting policy.

        Reclassifications:    In accordance with the provisions of Accounting Standards Codification, known as ASC, 205-20, Presentation of Financial Statements—Discontinued Operations, effective December 31, 2015, we determined that our Traditional Insurance business should be classified as held for sale and reported in discontinued operations. Also, effective with the sale of the APS Healthcare domestic operations on May 1, 2015, we determined that our APS Healthcare businesses should be reported as discontinued operations. As a result, the results of operations and cash flows related to both our Traditional Insurance and APS Healthcare businesses are reported as discontinued operations for all periods presented. In addition, the related assets and liabilities have been segregated from the assets and liabilities related to our continuing operations and presented separately in our consolidated balance sheets. Unless otherwise noted, all disclosures in the notes accompanying our consolidated financial statements reflect only continuing operations. For additional information on our discontinued operations, see Note 11—Discontinued Operations.

        We adopted ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, effective January 1, 2016. Under this ASU, debt issuance costs related to a recognized debt liability are to be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. As a result, we have reclassified unamortized deferred loan fees related to our Series A mandatorily redeemable preferred shares, or MRPS, from other assets to be offset against the MRPS liability balance. The unamortized costs amounted to $0.2 million at March 31, 2016 and December 31, 2015.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

2. BASIS OF PRESENTATION (Continued)

        Change in Accounting Estimate:    The Centers for Medicare and Medicaid Services, or CMS, uses risk-adjusted rates per member to determine the monthly payments to Medicare Plans. CMS has implemented a risk adjustment model which apportions premiums paid to all health plans according to health diagnoses. The risk adjustment model uses health status indicators, or risk scores, to improve the accuracy of payment. The CMS risk adjustment model pays more for members with increasing health severity. Under this risk adjustment methodology, diagnosis data from inpatient and ambulatory treatment settings are used by CMS to calculate the risk adjusted premium payment to Medicare Plans. The monthly risk-adjusted premium per member is determined by CMS based on normalized risk scores of each member from the prior year. Annually, CMS provides the updated risk scores to the Plans and revises premium rates prospectively, beginning with the July remittance for current Plan year members. CMS will also calculate the retroactive adjustments to premium related to the revised risk scores for the current year for current Plan year members and for the prior year for prior Plan year members.

        During the quarter ended March 31, 2016, we changed the way we estimate changes in risk-adjusted premiums receivable from CMS, based on health diagnoses for our Medicare Advantage business.

        Under our previous methodology, we estimated changes in CMS premiums related to revenue adjustments based upon the diagnosis data submitted to CMS and ultimately accepted by CMS. We believe this method resulted in a lag in recognizing revenue for changes in our members' medical condition that will ultimately be included in the final risk adjusted premium paid by CMS. During the quarter, we completed the development and validation of a model that allows us to better estimate the risk-adjusted premiums that will ultimately be realized based upon our historical experience for members that have a full year of experience and members that have joined during the annual enrollment period or special election period. We believe this change serves to better reflect risk-adjusted premiums in the period in which they are earned and is considered a change in estimate under ASC 250, Accounting Changes. This change in estimate resulted in the accelerated recognition of approximately $9.7 million in additional current year premium revenue. or $0.07 per share, after expenses and tax, in the quarter ended March 31, 2016. Under our previous estimation process, this revenue would not have been recognized until the related diagnosis data was submitted to and accepted by CMS, typically in the 3rd and 4th quarters of the current year and the 1st and 2nd quarters of the subsequent year.

        Significant Accounting Policies:    For a description of existing significant accounting policies, see Note 3—Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2015 and Note 3—Recently Issued and Pending Accounting Pronouncements herein.

3. RECENTLY ISSUED AND PENDING ACCOUNTING PRONOUNCEMENTS

        Stock-Based Compensation:    In March 2016, the Financial Accounting Standards Board issued Accounting Standards Update ("ASU") 2016-09, Compensation—Stock Compensation—Improvements to Employee Share-Based Payment Accounting. This ASU addresses certain aspects of share-based payments to employees including the income tax consequences, classification of awards as either equity or liabilities, and classification in the statement of cash flows. Entities will be required to recognize the

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

3. RECENTLY ISSUED AND PENDING ACCOUNTING PRONOUNCEMENTS (Continued)

income tax effects of awards in the income statement when the awards vest or are settled (i.e., additional paid-in capital or APIC pools will be eliminated). The guidance on employers' accounting for an employee's use of shares to satisfy the employer's statutory income tax withholding obligation and for forfeitures is also changing.

        For public companies, the amendments in this ASU are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted, but all of the guidance must be adopted in the same period. We are currently evaluating this impact of this ASU on our financial position, results of operations and cash flows.

4. INVESTMENTS

        The amortized cost and fair value of fixed maturity investments are as follows:

	March 31, 2016
Classification	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
U.S. Treasury securities and U.S. Government obligations	$16,332	$67	$—	$16,399
Government sponsored agencies	515	10	—	525
Other political subdivisions	35,093	1,050	(123)	36,020
Corporate debt securities	147,632	6,130	(1,987)	151,775
Foreign debt securities	27,652	651	(1,862)	26,441
Residential mortgage-backed securities	34,508	1,597	(57)	36,048
Commercial mortgage-backed securities	19,237	224	(43)	19,418
Other asset-backed securities	4,714	39	(59)	4,694

	$285,683	$9,768	$(4,131)	$291,320

	December 31, 2015
Classification	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
U.S. Treasury securities and U.S. Government obligations	$16,684	$5	$(19)	$16,670
Government sponsored agencies	516	—	(9)	507
Other political subdivisions	35,253	771	(98)	35,926
Corporate debt securities	144,772	4,076	(2,425)	146,423
Foreign debt securities	28,287	471	(1,159)	27,599
Residential mortgage-backed securities	34,973	1,254	(258)	35,969
Commercial mortgage-backed securities	21,264	68	(181)	21,151
Other asset-backed securities	5,731	33	(41)	5,723

	$287,480	$6,678	$(4,190)	$289,968

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

4. INVESTMENTS (Continued)

        At March 31, 2016, gross unrealized losses were primarily driven by corporate debt securities and foreign debt securities. The fair values of certain callable, hybrid securities in these groups are depressed due to the expectation that these securities will not be called at their respective call dates, thus being extended and priced to their final maturity dates. However, we have evaluated these holdings with our investment managers and do not believe any individual holdings to be other-than-temporarily impaired. For additional information regarding our process for evaluating investments for potential other-than-temporary impairment see Note 3—Summary of Significant Accounting Policies—Investments of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2015.

        The amortized cost and fair value of fixed maturity investments at March 31, 2016 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
	(in thousands)
Due in 1 year or less	$18,630	$18,715
Due after 1 year through 5 years	99,009	102,427
Due after 5 years through 10 years	80,516	82,909
Due after 10 years	29,069	27,109
Mortgage and asset-backed securities	58,459	60,160

	$285,683	$291,320

        The fair value and unrealized loss as of March 31, 2016 and December 31, 2015 for fixed maturities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are shown below:

	Less than 12 Months		12 Months or Longer		Total
March 31, 2016	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
Other political subdivisions	$2,244	$(123)	$—	$—	$2,244	$(123)
Corporate debt securities	15,792	(455)	5,884	(1,532)	21,676	(1,987)
Foreign debt securities	2,734	(807)	4,807	(1,055)	7,541	(1,862)
Residential mortgage-backed securities	—	—	6,708	(57)	6,708	(57)
Commercial mortgage-backed securities	3,013	(11)	3,590	(32)	6,603	(43)
Other asset-backed securities	1,481	(36)	882	(23)	2,363	(59)

Total fixed maturities	$25,264	$(1,432)	$21,871	$(2,699)	$47,135	$(4,131)

Total number of securities in an unrealized loss position						49

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

4. INVESTMENTS (Continued)

	Less than 12 Months		12 Months or Longer		Total
December 31, 2015	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
U.S. Treasury securities and U.S. Government obligations	$11,703	$(19)	$—	$—	$11,703	$(19)
Government sponsored agencies	507	(9)	—	—	507	(9)
Other political subdivisions	3,162	(98)	—	—	3,162	(98)
Corporate debt securities	48,819	(2,392)	1,396	(33)	50,215	(2,425)
Foreign debt securities	6,528	(382)	5,085	(777)	11,613	(1,159)
Residential mortgage-backed securities	3,021	(41)	6,701	(217)	9,722	(258)
Commercial mortgage-backed securities	7,422	(151)	2,108	(30)	9,530	(181)
Other asset-backed securities	1,467	(22)	928	(19)	2,395	(41)

Total fixed maturities	$82,629	$(3,114)	$16,218	$(1,076)	$98,847	$(4,190)

Total number of securities in an unrealized loss position						97

Realized Gains and Losses

        Gross realized gains and losses included in the consolidated statements of operations are as follows:

	For the three months ended March 31,
	2016	2015
	(in thousands)
Realized gains:
Fixed maturities	$382	$517
Other	2	—

	384	517

Realized Losses:
Fixed maturities	—	(19)

Net realized gains	$384	$498

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

5. FAIR VALUE MEASUREMENTS

        We carry fixed maturity investments and equity securities at fair value in our Consolidated Financial Statements. These fair value disclosures consist of information regarding the valuation of these financial instruments followed by the fair value measurement disclosure requirements of Fair Value Measurements and Disclosures Topic, ASC 820-10. For further discussion, see Note 6—Fair Value Measurements included in our Annual Report on Form 10-K for the year ended December 31, 2015.

        The following table presents our recurring fair value measurements by ASC-820-10 hierarchy levels (in thousands):

March 31, 2016	Total	Level 1	Level 2	Level 3(1)
Assets:
Fixed maturities, available for sale	$291,320	$—	$291,237	$83
Equity securities	6,330	—	6,330	—

Total assets	$297,650	$—	$297,567	$83

December 31, 2015
Assets:
Fixed maturities, available for sale	$289,968	$—	$289,866	$102
Equity securities	6,352	—	6,352	—

Total assets	$296,320	$—	$296,218	$102

(1)
Level 3 securities are all mortgage-backed and asset-backed securities at March 31, 2016 and December 31, 2015 and represent private-placement securities that are thinly traded and priced using an internal model or modeled by independent brokers.

6. ACCUMULATED OTHER COMPREHENSIVE INCOME

        The components of accumulated other comprehensive income are as follows (in thousands):

	Net Unrealized Gains on Investments Available for Sale	Long-Term Claim Reserve Adjustment	Accumulated Other Comprehensive Income
Three months ended March 31, 2016
Balance as of January 1, 2016	$6,090	$(3,342)	$2,748
Other comprehensive income before reclassifications	5,573	(848)	4,725
Less: Amounts reclassified from other comprehensive income(1)	331	—	331

Net current-period other comprehensive income	5,242	(848)	4,394

Balance as of March 31, 2016	$11,332	$(4,190)	$7,142

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

6. ACCUMULATED OTHER COMPREHENSIVE INCOME (Continued)

	Net Unrealized Gains on Investments Available for Sale	Long-Term Claim Reserve Adjustment	Accumulated Other Comprehensive Income
Three months ended March 31, 2015
Balance as of January 1, 2015	$19,088	$(6,440)	$12,648
Other comprehensive income before reclassifications	3,588	(723)	2,865
Less: Amounts reclassified from other comprehensive income(1)	329	—	329

Net current-period other comprehensive income	3,259	(723)	2,536

Balance as of March 31, 2015	$22,347	$(7,163)	$15,184

  Table amounts are presented net of tax at a rate of 35%.

(1)
Reclassed from net realized gains in the Consolidated Statements of Operations.

7. STOCK-BASED COMPENSATION

        In April 2011, we established the Universal American Corp. 2011 Omnibus Equity Award Plan, known as the 2011 Equity Plan. The 2011 Equity Plan is the sole active plan for providing equity compensation to eligible employees, directors and other third parties. We issue shares upon the exercise of options granted under the 2011 Equity Plan. Detailed information for activity in our stock-based incentive plan can be found in Note 15—Stock-Based Compensation in our Annual Report on Form 10-K for the year ended December 31, 2015.

        Compensation expense, included in other operating costs and expenses, and the related tax benefit were as follows:

	Three Months ended March 31,
	2016	2015
	(in thousands)
Stock options	$625	$1,303
Restricted stock awards	1,223	1,989

Total stock-based compensation expense	1,848	3,292
Less: stock-based compensation expense—discontinued operations	47	714

Stock-based compensation expense—continuing operations	1,801	2,578
Tax benefit recognized	631	902

Stock-based compensation expense—continuing operations, net of tax	$1,170	$1,676

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

        We estimated the fair value for options granted during the period at the date of grant with the following range of assumptions:

For options granted
2016
Weighted-average grant date fair value	$1.63 - $1.96
Risk free interest rates	0.65% - 1.09%
Dividend yields	0.00%
Expected volatility	33.15% - 33.86%
Expected lives of options (in years)	3.75 - 4.00

        We did not capitalize any cost of stock-based compensation. Future expense may vary based upon factors such as the number of awards granted by us and the then-current fair value of such awards.

        A summary of option activity for the three months ended March 31, 2016 is set forth below:

Options	Options (in thousands)	Weighted Average Exercise Price(1)
Outstanding at January 1, 2016	4,871	$6.61
Granted	738	6.10
Exercised	(69)	5.99
Forfeited or expired	(19)	7.48

Outstanding at March 31, 2016	5,521	$6.55

        Options granted during 2016 included 358,000 performance options which vest ratably over a four-year period, but only if our stock price meets specified targets at the vesting dates. Vesting is cumulative, such that if a stock price target is missed on a vesting date, but a subsequent stock price target is met on a future vesting date, all previously unvested options would then vest. In addition, in the event of a Change in Control (as defined in the 2011 Equity Plan), the performance options will no longer vest in accordance with the performance-based criteria but instead shall vest as if such grants were originally granted as four-year time vested grants where 25% of such awards would vest on each of the first four anniversaries of the date of grant. These options were determined to contain a market condition for vesting under ASC 718—Compensation—Stock Compensation, and were valued using a Monte Carlo valuation approach.

        The total intrinsic value of stock options (the amount by which the market price of the stock on the date of exercise exceeded the exercise price of the option) exercised was $0.1 million and $0.4 million for the three months ended March 31, 2016 and 2015, respectively.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

7. STOCK-BASED COMPENSATION (Continued)

        As of March 31, 2016, the total compensation cost related to non-vested option awards not yet recognized was $3.5 million, which we expect to recognize over a weighted average period of 2.4 years.

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

        A summary of non-vested restricted stock award activity for the three months ended March 31, 2016 is set forth below:

Non-Vested Restricted Stock	Shares (in thousands)	Weighted Average Grant-Date Fair Value
Non-vested at January 1, 2016	2,012	$5.66
Granted	772	4.76
Vested	(372)	8.48
Forfeited	(14)	7.49

Non-vested at March 31, 2016	2,398	$4.92

        The fair value of restricted stock vested during the three months ended March 31, 2016 was $2.2 million.

        Shares granted during 2016 included 382,000 performance shares which vest in the same manner as the performance options discussed above. These shares were determined to contain a market condition for vesting under ASC 718—Compensation—Stock Compensation, and were valued using a Monte Carlo valuation approach.

  Tax Benefits of Stock-Based Compensation

        ASC 718-10 requires us to report the benefits of tax deductions in excess of recognized compensation cost of equity awards as a financing cash flow. We recognized less than $0.1 million and $0.3 million of financing cash flows for these excess tax deductions for the three months ended March 31, 2016 and 2015, respectively.

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

        On October 22, 2013, we filed a lawsuit in the United States District Court for the District of Delaware against funds affiliated with the private equity firm GTCR, known as GTCR, David Katz, a former managing director of GTCR, and former senior management of APS Healthcare (Gregory Scott, Jerome Vaccaro and John McDonough), all such defendants, collectively, the "Defendants". The lawsuit, which alleges securities fraud, multiple material breaches of contract and common law fraud, seeks substantial damages, including punitive damages. The lawsuit arises out of our acquisition of APS Healthcare from GTCR in March 2012. The Defendants filed a motion to dismiss the complaint. In a decision issued on July 24, 2014, the court denied the motion with respect to the breach of contract claim. The court granted the motion with respect to the securities fraud claims and portions of the common law fraud claims on the ground that they did not provide enough detail about each Defendant's specific role in the alleged fraud. On September 22, 2014, the Company filed an Amended Complaint to provide additional details regarding each Defendant's role in the alleged fraud. On March 31, 2016, the court largely denied Defendants' motion to dismiss the Amended Complaint. Discovery, which had been stayed during the pendency of Defendants' motions to dismiss, may now commence.

  Governmental Regulation

        Laws and regulations governing Medicare, Medicaid and other state and federal healthcare and insurance programs are complex and subject to significant interpretation. As part of the Affordable Care Act, known as ACA, CMS, State regulatory agencies and other regulatory agencies have been exercising increased oversight and regulatory authority over our Medicare and other businesses. Compliance with such laws and regulations is subject to CMS audit, other governmental review and investigation, including SEC investigations and significant and complex interpretation. CMS audits our Medicare Advantage plans with regularity to ensure we are in compliance with applicable laws, rules, regulations and CMS instructions. Our Medicare Advantage plans will likely be subject to audit in 2016. There can be no assurance that we will be found to be in compliance with all such laws, rules and regulations in connection with these audits, reviews and investigations, and at times we have been found to be out of compliance. Failure to be in compliance can subject us to significant regulatory action including significant fines, penalties, cancellation of contracts with governmental agencies or operating restrictions on our business, including, without limitation, suspension of our ability to market to and enroll new members in our Medicare plans, termination of our contracts with CMS, exclusion from Medicare and other state and federal healthcare programs and inability to expand into new markets or add new products within existing markets.

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

9. BUSINESS SEGMENT INFORMATION

        Our business segments are based on product and consist of

  •
  Medicare Advantage;

  •
  Management Services Organization, or MSO; and

  •
  Medicaid.

Our remaining segment, Corporate & Other, reflects the activities of our holding company and other ancillary operations.

        We report intersegment revenues and expenses on a gross basis in each of the operating segments but eliminate them in the consolidated results. These intersegment revenues and expenses affect the amounts reported on the individual financial statement line items, but we eliminate them in consolidation and they do not change income before taxes. The most significant intersegment activity relates to interest on intercompany loans between segments.

        Financial data by segment, with a reconciliation of segment revenues and segment income (loss) before income taxes to total revenue and income (loss) from continuing operations before income taxes in accordance with U.S. generally accepted accounting principles is as follows:

	Three months ended March 31,
	2016		2015
	Revenues	Pre-tax Income (Loss) from Continuing Operations	Revenues	Pre-tax Income (Loss) from Continuing Operations
	(in thousands)
Medicare Advantage	$348,873	$22,188	$308,094	$9,534
MSO	—	(8,456)	—	(11,709)
Medicaid	46,923	(1,991)	46,432	142
Corporate & Other	198	(8,850)	898	(10,589)
Intersegment revenues	(202)	—	(402)	—
Adjustments to segment amounts:
Net realized gains(1)	384	384	498	498

Total	$396,176	$3,275	$355,520	$(12,124)

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

        For the three months ended March 31, 2016, due to the significance of permanent differences compared to projected pre-tax income for 2016, we determined our income tax provision using actual year-to-date financial results from continuing operations. For the three months ended March 31, 2015, we determined our income tax provision using our estimated annual effective tax rate based on projected taxable income for the full year for our domestic and foreign jurisdictions.

        For the quarter ended March 31, 2016, our effective tax rate on continuing operations was 101.6%, resulting in an income tax provision of $3.3 million. For the same period in 2015, our effective tax rate on continuing operations was 98.8%, resulting in an income tax benefit of $12.0 million. The high effective tax rate in the first quarter of 2016 was driven by permanent differences, primarily the non-deductible ACA Fee and non-deductible interest expense on our preferred stock. State income taxes also contributed to the variance in the effective tax rates. For the quarter ended March 31, 2015, the tax benefit included $5.4 million in foreign tax credit carryforwards created in connection with the February 2015 sale of APS Puerto Rico. Excluding the foreign tax credit carryforwards, the effective tax rate was 54.7%, driven by permanent items, including the non-deductible ACA Fee and non-deductible interest expense. State and foreign income taxes also contributed to the variance in the effective tax rate.

        The significance of non-deductible permanent differences (primarily ACA fee and interest on our preferred stock) in relation to our pre-tax income results in a high effective tax rate, which may continue.

        Unconsolidated Subsidiaries:    We account for our participation in the ACOs using the equity method. Gains and losses from our participation in the ACOs are reported as equity in losses of unconsolidated subsidiaries in the consolidated statements of operations. Our net investment in the

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

10. OTHER DISCLOSURES (Continued)

ACOs is reported in other assets in the consolidated balance sheets. We recognized equity in losses of our unconsolidated ACOs of $5.2 million and $7.4 million for the three months ended March 31, 2016 and 2015, respectively.

        The condensed financial information for 100% of our unconsolidated ACOs is as follows:

	For the three months ended March 31,
	2016	2015
	(in thousands)
Total revenue	$—	$—
Total expenses	5,963	7,435

Net loss	$(5,963)	$(7,435)

        For additional information on our ACOs, see Note 1—Organization and Company Background and Note 2—Basis of Presentation.

        Earnings Per Common Share Computation:    Under ASC 260, Earnings Per Share, income (loss) from continuing operations is the trigger for determining whether potential common stock equivalents are dilutive or anti-dilutive when calculating diluted earnings per share. Diluted EPS includes the dilutive effect of the unvested restricted stock and stock options outstanding during the period. For the three months ended March 31, 2016 and 2015, we had losses from continuing operations and accordingly, excluded common stock equivalents of 0.7 million and 1.4 million, respectively, from the calculation of diluted earnings per share for those periods.

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

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

11. DISCONTINUED OPERATIONS (Continued)

        The closing of the agreement is expected in the second quarter of 2016, subject to customary closing conditions, including regulatory approval from the Texas and New York insurance departments and other third party reinsurer consents. Regulatory approval from Kansas was received on April 29, 2016.

        As of March 31, 2016 and December 31, 2015, in accordance with ASC 360-10 Property, Plant and Equipment and ASC 205-20 Presentation of Financial Statements—Discontinued Operations, we determined that our Traditional Insurance business should be classified as held for sale and reported in discontinued operations. Under ASC 360-10-35, a long-lived asset classified as held for sale shall be measured at the lower of its carrying amount or fair value less cost to sell. We determined fair value at the balance sheet date, by calculating estimated net proceeds, using actual statutory surplus, estimating the likelihood of receiving any earn out and estimating closing costs. Estimated net proceeds were compared to the GAAP book value of the entities being sold and the business being reinsured. At December 31, 2015, our analysis indicated a pre-tax loss of $149.2 million, generating a deferred tax benefit of $40.9 million, against which we recorded a $25.6 million valuation allowance, resulting in an after-tax loss of $133.8 million. At March 31, 2016, we recorded an additional adjustment of $1.9 million, after tax, to adjust the carrying value to estimated fair value at March 31, 2016.

        Additionally, discontinued operations treatment requires that the related assets and liabilities for the current period and all historical periods presented are reclassified as assets and liabilities held for sale in our consolidated balance sheets, and the related operating results and cash flows for the current period and all historical periods presented have been reclassified as discontinued operations in our consolidated financial statements.

        Sale of APS Healthcare:    On February 4, 2015, we completed the sale of our APS Healthcare Puerto Rico subsidiaries to an affiliate of the Metro Pavia Health System. APS Puerto Rico provides managed behavioral health services under the Government Health Plan Medicaid program under a contract that terminated on March 31, 2015. The purchase price at closing was $26.5 million, which was settled in cash, subject to a balance sheet true-up. The transaction resulted in a pre-tax realized loss of approximately $0.4 million. The transaction also generated an additional foreign tax credit carryforward of $5.4 million that was recorded as a deferred tax asset.

        On May 1, 2015, we sold our remaining APS Healthcare operating subsidiaries to KEPRO, Inc., a company that provides quality improvement and care management services to both government clients and the private sector. The purchase price was $5.0 million, which was settled in cash at closing, subject to a working capital true up, which was finalized during the quarter ended September 30, 2015. The transaction resulted in a pre-tax realized loss of $17.0 million in 2015, including the working capital true up.

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

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

11. DISCONTINUED OPERATIONS (Continued)

        At March 31, 2016, we recorded earn-out revenue of $1.1 million based on amounts received from the buyer during the quarter.

        Effective with the sale of our APS Healthcare businesses, in accordance with ASC 205-20, the results of operations and cash flows related to APS Healthcare are reported as discontinued operations for all periods presented. In addition, the related assets and liabilities have been segregated from the assets and liabilities related to our continuing operations and are presented separately in our consolidated balance sheets as of March 31, 2016 and December 31, 2015, respectively.

        Discontinued Operations Summary Financial Information:    Summarized financial information for our discontinued operations is presented below:

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Revenues:
Net premiums	$39,141	$61,227
Net investment income	3,908	5,011
Fee and other income	384	24,065
Net realized gains	128	9

Total revenues	43,561	90,312

Benefits, claims and expenses:
Claims and other benefits	32,568	49,768
Change in deferred policy acquisition costs	—	3,283
Amortization of intangible assets	—	367
Interest expense	—	645
Commissions	1,359	1,710
Reinsurance commissions and expense allowances	1,439	1,686
Other operating costs and expenses	5,971	27,294

Total benefits, claims and expenses	41,337	84,753

Operating loss	2,224	5,559
Realized gain (loss) on sale—APS Healthcare	1,177	(360)
Fair value adjustment—Traditional Insurance	(2,058)	—

Income from discontinued operations before income taxes	1,343	5,199
Provision from income taxes	1,097	2,895

Income from discontinued operations	$246	$2,304

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

11. DISCONTINUED OPERATIONS (Continued)

        Total assets and liabilities of discontinued operations are as follows:

	March 31, 2016	December 31, 2015
	(in thousands)
Assets
Fixed maturities available for sale, at fair value	$421,885	$419,499
Other invested assets	11,541	11,484

Total investments	433,426	430,983
Cash and cash equivalents	11,142	4,592
Accrued investment income	3,241	3,167
Reinsurance recoverables—life	472,674	476,863
Reinsurance recoverables—health	126,346	127,907
Due and unpaid premiums	4,888	4,782
Income taxes receivable	8,561	10,766
Net amounts receivable from continuing operations	50,362	49,921
Other assets	3,815	4,072

Total assets	$1,114,455	$1,113,053

Liabilities
Reserves and other policy liabilities—life	$492,492	$495,518
Reserves for future policy benefits—health	539,601	539,307
Policy and contract claims—health	23,109	23,487
Premiums received in advance	1,495	2,000
Amounts due to reinsurers	2,314	2,325
Deferred income tax liability	9,646	7,811
Other liabilities	25,685	24,883

Total liabilities	$1,094,342	$1,095,331

12. SUBSEQUENT EVENT

        Sale of Total Care:    On April 19, 2016, we entered into a definitive agreement with Molina Healthcare, Inc. in which Molina will acquire Universal American's Total Care Medicaid plan in upstate New York. Under the terms of the agreement, Molina will acquire all the outstanding equity interests of Today's Options of New York, Inc., which operates the Total Care Medicaid plan, for a purchase price of $41.3 million, subject to closing date balance sheet adjustments. The transaction is subject to regulatory approvals and other conditions and is expected to close in the third quarter of 2016.

ITEM 2—MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

        The following discussion and analysis presents a review of our financial condition as of March 31, 2016 and our results of operations for the three months ended March 31, 2016 and 2015. As used in this quarterly report, except as otherwise indicated, references to the "Company," "Universal American," "we," "our," and "us" are to Universal American Corp., a Delaware corporation and its subsidiaries.

        You should read the following analysis of our consolidated results of operations and financial condition in conjunction with the consolidated financial statements and related consolidated footnotes included elsewhere in this Quarterly Report on Form 10-Q as well as the Consolidated Financial Statements and related consolidated footnotes and the Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2015. The following discussion contains forward-looking statements that involve risks, uncertainties and assumptions that could cause our actual results to differ materially from management's expectations. Factors that could cause such differences include those set forth or incorporated by reference in our Annual Report on Form 10-K for the year ended December 31, 2015 filed on March 10, 2016 under Part II, Item 1A—Risk Factors.

Overview

        Universal American, through our family of healthcare companies, provides health benefits to people covered by Medicare and/or Medicaid. Our core strength is our ability to partner with providers, especially primary care physicians, to improve health outcomes while reducing cost in the Medicare population. We currently are focused on two main businesses:

  •
  Medicare Advantage:  We serve the growing Medicare population by providing Medicare Advantage products to approximately 113,800 members as of March 31, 2016. Approximately 32% of the Medicare population in the United States is currently enrolled in Medicare Advantage plans; a type of Medicare health plan offered by private companies that contract with the federal government to provide enrollees with health insurance. Our current focus is to grow our Medicare Advantage business in Texas (primarily Houston/Beaumont), upstate New York (primarily the Syracuse area) and Maine, regions in which we have meaningful market positions.

  •
  Management Services Organization (MSO):  We believe there is a significant opportunity to address the high cost and lack of coordination of health care for the majority of the Medicare fee-for-service population and have joined with provider groups to operate Accountable Care Organizations, or ACOs, that participate in the Medicare Shared Savings Program, known as the MSSP. We currently operate twenty-one MSSP ACOs and one Next Generation ACO, including approximately 4,200 participating providers with approximately 236,000 assigned Medicare fee-for-service beneficiaries.

Recent Developments

        Sale of Total Care Medicaid Plan:    On April 19, 2016, we entered into a definitive agreement with Molina Healthcare,  Inc. in which Molina will acquire Universal American's Total Care Medicaid plan in upstate New York. For further discussion of this transaction, see Note 12—Subsequent Event in the Notes to Consolidated Financial Statements.

        Sale of Traditional Insurance Business:    On October 8, 2015, we entered into a definitive agreement to sell our Traditional Insurance business to Nassau Reinsurance Group Holdings, L.P. ("Nassau"). For

further discussion of this transaction, see Note 11—Discontinued Operations in the Notes to Consolidated Financial Statements.

Membership/Beneficiaries

        The following table presents our membership in Medicare Advantage products:

	March 31, 2016	December 31, 2015
	(in thousands)
Houston/Beaumont	65.3	63.0
Dallas	3.1	3.6
SETX dSNP	0.2	—

Texas	68.6	66.6
Upstate New York/Maine	45.2	40.5

Medicare Advantage	113.8	107.1

Results of Operations—Consolidated Overview

        The following table reflects income (loss) before income taxes from each of our segments and contains a reconciliation to reported net income in accordance with U.S. GAAP. We evaluate the results of operations of our segments based on income (loss) before realized gains and income taxes. We believe that realized gains are not indicative of overall operating trends. This differs from U.S. GAAP, which includes the effect of realized gains and income taxes in the determination of net income.

	Three months ended March 31,
	2016	2015
	(in thousands, except per share amounts)
Medicare Advantage	$22,188	$9,534
MSO	(8,456)	(11,709)
Medicaid	(1,991)	142
Corporate & Other	(8,850)	(10,589)
Net realized gains	384	498

Income (loss) before income taxes	3,275	(12,124)
Provision for (benefit from) income taxes	3,328	(11,974)

Loss from continuing operations	(53)	(150)
Income from discontinued operations	246	2,304

Net income	$193	$2,154

(Loss) income per common share (diluted):
Loss from continuing operations	$(0.00)	$(0.00)
Income from discontinued operations	0.00	0.03

Net income	$0.00	$0.03

  Three months ended March 31, 2016 and 2015

        Loss from continuing operations was $0.1 million, or less than $0.01 per diluted share, for each of the quarters ended March 31, 2016 and 2015.

        Our Medicare Advantage segment generated income before income taxes of $22.2 million for the quarter ended March 31, 2016; an increase of $12.7 million compared to the quarter ended March 31, 2015. The increase in earnings was driven primarily by higher premium per member, membership growth, an increase in favorable prior period items and lower ACA Fee expense; partially offset by lower net investment income, and a membership-driven increase in commissions and general expenses. The quarter ended March 31, 2016, included $7.8 million of net favorable prior period items compared to $4.6 million of net favorable items for the quarter ended March 31, 2015. Our medical benefit ratio was 83.4% for the current quarter, compared with 86.2% for the same period of 2015 and our administrative expense ratio improved to 9.4% in 2016, compared with 9.6% in the same period last year. During the quarter ended March 31, 2016, we changed the way we estimate changes in risk-adjusted premiums receivable from CMS, which resulted in the accelerated recognition of approximately $9.7 million of additional current year premium revenue in the first quarter. See Note 2—Basis of Presentation in the Notes to Consolidated Financial Statements for additional information.

        Our MSO segment generated a loss before income taxes of $8.5 million for the three months ended March 31, 2016, compared to a loss of $11.7 million for the three months ended March 31, 2015, an improvement of $3.2 million. This improvement was primarily driven by reduced expense levels due to a lower number of active ACOs.

        Our Medicaid segment generated a loss before income taxes of $2.0 million for the three months ended March 31, 2016 compared to income of $0.1 million for the quarter ended March 31, 2015. This increase was primarily due to higher claims costs and unfavorable prior period items, partially offset by an increase in net premiums due to retroactive rate increases.

        Our Corporate & Other segment reported a loss of $8.9 million for the three months ended March 31, 2016 compared to a loss of $10.6 million in the same period in 2015. This was primarily due to reduced amortization of deferred financing costs, continuation of our expense reduction initiatives and lower legal costs, partially offset by decreased net investment income and reduced recoveries on previously written off agent balances.

        For the quarter ended March 31, 2016, our effective tax rate on continuing operations was 101.6%, resulting in an income tax provision of $3.3 million. For the same period in 2015, our effective tax rate on continuing operations was 98.8%, resulting in an income tax benefit of $12.0 million. The high effective tax rate in the first quarter of 2016 was driven by permanent differences, primarily the non-deductible ACA Fee and non-deductible interest expense on our preferred stock. State income taxes also contributed to the variance in the effective tax rates. For the quarter ended March 31, 2015, the tax benefit included $5.4 million in foreign tax credit carryforwards created in connection with the February 2015 sale of APS Puerto Rico. Excluding the foreign tax credit carryforwards, the effective tax rate was 54.7%, driven by permanent items, including the non-deductible ACA Fee and non-deductible interest expense. State and foreign income taxes also contributed to the variance in the effective tax rate.

        Income from discontinued operations, after tax, was $0.2 million for the three months ended March 31, 2016 compared to $2.3 million for the three months ended March 31, 2015. Discontinued Operations includes the results of our held-for-sale Traditional Insurance business and APS Healthcare, which was sold during 2015. For further information on the sale of APS Healthcare's businesses, see Note 11—Discontinued Operations in the Notes to Consolidated Financial Statements.

Segment Results—Medicare Advantage

        The following table presents the results of our Medicare Advantage segment:

	Three months ended March 31,
	2016	2015
	(in thousands)
Net premiums	$346,131	$305,246
Net investment and other income	2,742	2,848

Total revenue	348,873	308,094

Medical expenses	288,694	263,072
ACA fee	5,357	6,262
Commissions and general expenses	32,634	29,226

Total benefits, claims and other deductions	326,685	298,560

Segment income before income taxes	$22,188	$9,534

        Our Medicare Advantage segment includes the operations of our Medicare coordinated care HMO, PPO and Network PFFS Plans (collectively known as the Plans). Our HMOs offer coverage to Medicare members primarily in Southeastern Texas (primarily Houston/Beaumont) and the Dallas area. Our PPO and Network PFFS Plans offer coverage primarily in upstate New York and Maine.

  Three months ended March 31, 2016 and 2015

        Our Medicare Advantage segment generated income before income taxes of $22.2 million for the quarter ended March 31, 2016; an increase of $12.7 million compared to the quarter ended March 31, 2015. The increase in earnings was driven primarily by higher premium per member, membership growth, an increase in favorable prior period items and lower ACA Fee expense; partially offset by lower net investment income, and a membership-driven increase in commissions and general expenses. The quarter ended March 31, 2016, included $7.8 million of net favorable prior period items compared to $4.6 million of net favorable items for the quarter ended March 31, 2015. During the quarter ended March 31, 2016, we changed the way we estimate changes in risk-adjusted premiums receivable from CMS, which resulted in the accelerated recognition of approximately $9.7 million of additional current year premium revenue in the first quarter.

        Net premiums.    Net premiums for the Medicare Advantage segment increased by $40.9 million for the quarter ended March 31, 2016 compared with the same period in 2015, due to membership growth and an increase in premium per member; partially offset by a $1.9 million reduction in favorable prior period items. The quarter ended March 31, 2016 included $9.0 million of net favorable prior period items recognized in Net premiums as compared to $10.9 million of net favorable prior period items recognized for the quarter ended March 31, 2015.

        Net investment and other income.    Net investment and other income decreased $0.1 million for the quarter ended March 31, 2016 primarily due to lower invested asset levels.

        Medical expenses.    Medical expenses increased by $25.6 million for the quarter ended March 31, 2016 compared to the quarter ended March 31, 2015. The increase was driven by membership growth; partially offset by lower unfavorable prior period items. Medical expenses for the quarter ended March 31, 2016 included $1.2 million of net unfavorable items related to prior periods, compared to $6.3 million of net unfavorable items related to prior periods for the quarter ended March 31, 2015.

        Quality improvement initiative costs are included in medical expenses in connection with the reporting of minimum medical loss ratios under the ACA. The following table provides a breakdown of medical expenses and the related medical benefits ratios:

	Three months ended March 31,
	2016		2015
	($ in thousands)
Quality Initiatives	$5,628	1.6%	$6,052	2.0%
Medical Benefits	283,066	81.8%	257,020	84.2%

Total Benefits	$288,694	83.4%	$263,072	86.2%

        Adjusting for the prior year items discussed above in net premiums and medical expenses, for the quarter ended March 31, 2016, our medical benefit ratio MBR, excluding quality initiative costs, was 83.6%. Our medical benefit MBRs for the quarter ended March 31, 2016, as reported and recast to exclude prior year items, are summarized in the table below:

	Reported	Recast
Texas HMOs	82.2%	83.3%
Upstate New York/Maine	81.5%	84.3%
Total Medicare Advantage	81.8%	83.6%

        ACA fee.    The ACA fee for the three months ended March 31, 2016 amounted to $5.4 million or 1.5% of 2015 net premiums compared to $6.3 million or 2.1% of net premiums for the same period in 2015. The ACA fee is based on prior year premiums and is included in the calculation of minimum medical loss ratios under the ACA. The decrease in the ACA fee is due to lower full year premiums in 2015 compared to 2014, which was the result of lower membership in 2015 due to service area reductions effective January 1, 2015.

        Commissions and general expenses.    Commissions and general expenses for the three months ended March 31, 2016 increased $0.6 million compared to the same period in 2015, primarily due to higher membership. While total expense levels increased, our administrative expense ratio continued to improve, dropping to 9.4% for the three months ended March 31, 2016 compared to 9.6% for the three months ended March 31, 2015, as we maintain our focus on managing expenses.

Segment Results—Management Services Organization

        The following table represents the operating results of our MSO segment, consolidating the ACOs in which we participate with the operations of our Collaborative Health Systems (CHS) subsidiary:

	Three months ended March 31,
	2016	2015
	(in thousands)
Shared Savings Revenue:
Gross Shared Savings	$—	$—
ACO Partner Share(1)	714	—

Net Shared Savings Revenue	714	—
Operating expenses	$9,170	$11,709

Segment loss before income taxes	$(8,456)	$(11,709)

(1)
2016 revenue represents additional program year 2014 revenue due to CHS as a result of the restructuring of the program year 2014 shared savings distribution for two ACOs during the quarter.

        Our MSO segment supports our healthcare provider partnerships in the development of value-based healthcare models, such as ACOs, with a variety of capabilities and resources including technology, analytics, clinical care coordination, regulatory compliance and program administration. This segment includes our CHS subsidiary and affiliated ACOs. CHS works with physicians and other healthcare professionals to operate ACOs under the Medicare Shared Savings Program. CHS provides these ACOs with care coordination, analytics and reporting, technology and other administrative capabilities to enable participating providers to deliver better care and lower healthcare costs for their Medicare fee-for-service beneficiaries. The Company provides funding to CHS to support the operating activities of CHS and the ACOs.

        We have determined that we cannot consolidate the ACOs and therefore, include our share of their operating results in Equity in losses of unconsolidated subsidiaries on our Consolidated Statements of Operations. In the table above, we have presented out share of the results of the ACOs combined with the results of CHS to provide a better understanding of our MSO segment's results of operations.

        The MSSP is relatively new and therefore has limited historical experience. This impacts our ability to accurately accumulate and interpret the data available for calculating the ACOs' shared savings. Therefore, during 2015, we recognized our portion of ACO shared savings revenue when notified by CMS. Such notification lags the Program Year to which the revenue relates by six to nine months. Revenue for the 2014 Program Year, which ended on December 31, 2014, was recorded in the quarter ended June 30, 2015. Similarly, we were not able to recognize revenue for the year ended December 31, 2015 in the 2015 financial statements. We expect that revenue, if any, for the program year ended December 31, 2015 will be reported in the second quarter of 2016 when the MSSP revenue is either known or estimable with reasonable certainty. Based on the ACO operating agreements, we bear all costs of the ACO operations until revenue is recognized. At that point, we generally share in up to 100% of the revenue to recover our costs incurred. Any remaining revenue is generally shared equally with our ACO provider partners.

  Three months ended March 31, 2016 and 2015

        Our MSO segment generated a loss before income taxes of $8.5 million for the three months ended March 31, 2016, compared to a loss of $11.7 million for the three months ended March 31, 2015,

an improvement of $3.2 million. This improvement was primarily driven by reduced expense levels due to a lower number of active ACOs.

Segment Results—Medicaid

        The following table presents the operating results of our Medicaid segment:

	Three months ended March 31,
	2016	2015
	(in thousands)
Net premiums	$46,887	$46,390
Net investment and other income	36	42

Total revenue	46,923	46,432

Medical expenses	43,857	41,317
Amortization of intangible assets	201	201
ACA fee	820	825
Commissions and general expenses	4,036	3,947

Total benefits, claims and other deductions	48,914	46,290

Segment (loss) income before income taxes	$(1,991)	$142

        Our Medicaid segment includes the operations of our Total Care Medicaid health plan, which we acquired on December 1, 2013. Total Care provides Medicaid managed care services to approximately 38,000 members in upstate New York. Total Care also participates in the Child Health Plus program for low-income, uninsured children.

        On April 19, 2016, we entered into a definitive agreement with Molina Healthcare, Inc. in which Molina will acquire Universal American's Total Care Medicaid plan in upstate New York. For further discussion of this transaction, see Note 12—Subsequent Event in the Notes to Consolidated Financial Statements.

  Three months ended March 31, 2016 and 2015

        Our Medicaid segment generated a loss before income taxes of $2.0 million for the three months ended March 31, 2016 compared to income of $0.1 million for the quarter ended March 31, 2015. This decrease was primarily due to higher claims costs and unfavorable prior period items, partially offset by an increase in net premiums due to retroactive rate increases.

        Net premiums.    Net premiums increased by $0.5 million, or 1%, compared to the three months ended March 31, 2015 primarily as a result of an increase in state reimbursement rates, including a 2015 rate adjustment that was retroactive to October 1, 2015. Net premium includes state reimbursement for premium tax and the ACA fee.

        Medical expenses.    Medical expenses increased by $2.5 million, or 6%, compared to the three months ended March 31, 2015, driven by higher claims costs and unfavorable prior period items.

Segment Results—Corporate & Other

        The following table presents the operating results of our Corporate & Other segment:

	Three months ended March 31,
	2016	2015
	(in thousands)
Net investment income	$83	$681
Fee and other income	115	217

Total revenue	198	898

Interest expense	963	1,752
Commissions and general expenses	8,085	9,735

Total benefits, claims and other deductions	9,048	11,487

Segment loss before income taxes	$(8,850)	$(10,589)

        Corporate & Other reflects the activities of our holding company and other ancillary operations.

  Three months ended March 31, 2016 and 2015

        Our Corporate & Other segment reported a loss of $8.9 million for the three months ended March 31, 2016 compared to a loss of $10.6 million in the same period in 2015. This was primarily due to reduced amortization of deferred financing costs, continuation of our expense reduction initiatives and lower legal costs, partially offset by decreased net investment income and reduced recoveries on previously written off agent balances.

        Net investment income.    Net investment income decreased by $0.6 million for the three months ended March 31, 2016 compared to the same period in 2015. In 2015, the segment received investment income on a loan to our APS Healthcare subsidiary which is reported in discontinued operations.

        Interest expense.    Interest expense decreased by $0.8 million for the three months ended March 31, 2016 compared to the same period in 2015 due to the payoff of our $103 million term loan during 2015, with a $59 million prepayment on March 31, 2015 and payment of the remaining $45 million balance on October 14, 2015.

        Commissions and general expenses.    Commissions and general expenses decreased by $1.7 million for the three months ended March 31, 2016 compared to the same period in 2015. The decrease was primarily due to reduced amortization of deferred financing costs, continuation of our expense reduction initiatives and lower legal costs, totaling $2.4 million, partially offset by decreased recoveries of agent receivables that were previously written off.

Discontinued Operations

        The following table presents the primary components comprising income from discontinued operations:

	Three months ended March 31,
	2016	2015
	(in thousands)
Traditional Insurance:
Operating results	2,698	1,309
Realized gains	128	9
Fair value adjustment	(2,058)	—

	768	1,318

APS Healthcare:
Operating results	(602)	4,241
Gain (loss) on sale	1,177	(360)

	575	3,881

Income before income taxes	1,343	5,199

        Discontinued Operations includes the results of our Traditional Insurance business and APS Healthcare.

        Traditional Insurance:    On October 8, 2015, we entered into a definitive agreement to sell our Traditional Insurance business to Nassau. Our Traditional Insurance business includes Medicare supplement, long term care, disability, life, and other ancillary insurance products, all of which have been in run-off since 2012. For further discussion of this transaction, see Note 11—Discontinued Operations in the Notes to Consolidated Financial Statements.

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

        The closing of the agreement is expected in the second quarter of 2016, subject to customary closing conditions, including regulatory approval from the Texas and New York insurance departments and other third party reinsurer consents. Regulatory approval from Kansas was received on April 29, 2016.

        As of March 31, 2016 and December 31, 2015, in accordance with ASC 360-10 Property, Plant and Equipment and ASC 205-20 Presentation of Financial Statements—Discontinued Operations, we determined that our Traditional Insurance business should be classified as held for sale and reported in discontinued operations.

        Under ASC 360-10-35, a long-lived asset classified as held for sale shall be measured at the lower of its carrying amount or fair value less cost to sell. We determined fair value at the balance sheet date, by calculating estimated net proceeds, using actual statutory surplus, estimating the likelihood of receiving any earn out and estimating closing costs. Estimated net proceeds were compared to the GAAP book value of the entities being sold and the business being reinsured. At December 31, 2015, our analysis indicated a pre-tax loss of $149.2 million, generating a deferred tax benefit of $40.9 million, against which we recorded a $25.6 million valuation allowance, resulting in an after-tax loss of $133.8 million. At March 31, 2016, we recorded an additional adjustment of $1.9 million, after tax, to adjust the carrying value to estimated fair value at March 31, 2016.

        Additionally, discontinued operations treatment requires that the related assets and liabilities for the current period and all historical periods presented are reclassified as assets and liabilities held for sale in our consolidated balance sheets, and the related operating results for the current period and all historical periods presented have been reclassified as discontinued operations in our consolidated financial statements.

        APS Healthcare:    On February 4, 2015, we completed the sale of our APS Healthcare Puerto Rico subsidiaries to an affiliate of the Metro Pavia Health System. APS Puerto Rico provides managed behavioral health services under the Government Health Plan Medicaid program under a contract that terminated on March 31, 2015. On May 1, 2015, we sold our remaining APS Healthcare operating subsidiaries to KEPRO, Inc., a company that provides quality improvement and care management services to both government clients and the private sector. For further discussion of these transactions, see Note 11—Discontinued Operations in the Notes to Consolidated Financial Statements.

        The purchase price was $5.0 million, which was settled in cash at closing, subject to a working capital true up, which was finalized during the quarter ended September 30, 2015. In addition, the transaction includes a potential earn-out of up to an additional $19.0 million based on certain contract renewals. Due to the variability in the length of time over which the contract renewals may occur and the difficulty of estimating the success of such renewals, we consider the potential earn-out to be a contingent gain which will be recorded only if and when we determine it to be realizable. The transaction resulted in a pre-tax realized loss of $17.0 million, including the working capital true up, that was recorded in 2015. At March 31, 2016, we recorded earn-out revenue of $1.1 million received from the buyer during the quarter, which reduced the loss on the sale.

        Effective with the sale of our APS Healthcare businesses, in accordance with ASC 205-20, the results of operations and cash flows related to APS Healthcare are reported as discontinued operations for all periods presented. In addition, the related assets and liabilities have been segregated from the assets and liabilities related to our continuing operations and are presented separately in our consolidated balance sheets as of March 31, 2016 and December 31, 2015, respectively.

  Three months ended March 31, 2016 and 2015

        Universal American reported income from discontinued operations of $1.3 million and $5.2 million for the quarters ended March 31, 2016 and 2015, respectively.

        Traditional Insurance—Operating Results:    Traditional Insurance had operating income of $2.7 million for the three months ended March 31, 2016 compared to $1.3 million for the same period in 2015. The increase was primarily driven by the absence of deferred acquisition cost amortization in the first quarter of 2016, since all DAC was written off at December 31, 2015 in connection with the Traditional Insurance fair value adjustment as well as lower levels of operating expenses, partially offset by lower earnings from a smaller block of in-force business.

        Traditional Insurance—Fair Value Adjustment:    At March 31, 2016, we recorded an additional adjustment of $2.1 million, pre-tax to adjust carrying value to estimated fair value.

        APS Healthcare—Operating Results:    APS Healthcare had an operating loss of $0.6 million for the three months ended March 31, 2016 compared with a profit of $4.2 million for the same period in 2015. The 2016 loss relates primarily to litigation settlement costs incurred in connection with the earn-out revenue received during the quarter. 2015 results included one month of operating results for Puerto Rico and three months of results for the domestic business, which were both sold in 2015.

        APS Healthcare—Gain (Loss) on Sale:    At March 31, 2016, we recorded earn-out revenue of $1.1 million based on amounts received from the buyer during the quarter.

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

        The parent company's ongoing sources and uses of liquidity are derived primarily from the following:

  •
  dividends from and capital contributions to our Insurance and HMO subsidiaries—During the first quarter of 2016, there were no dividends declared or paid from or capital contributions made to our Insurance and HMO subsidiaries. See below for further discussion of prior year activity.

  •
  loans from and interest payments to our Insurance subsidiaries to support investments in our ACO business—During 2013, our Insurance subsidiaries loaned $22 million to our parent company. The parent company repaid $9 million of this loan in April 2015. The remaining $13 million loan payable is due June 30, 2016. During the first quarter of 2016, the parent company paid interest totaling $0.1 million to our Insurance subsidiaries on such loans.

  •
  the cash flows of our other subsidiaries, including our Medicare Advantage management service organization—Net cash flows available to our parent company amounted to approximately $3.4 million during the quarter ended March 31, 2016.

  •
  the cash flows of our ACO business and other growth initiatives—For the quarter ended March 31, 2016, we funded expenses of approximately $8.5 million, pre-tax, related to our ACO business.

  •
  payment of dividends to holders of our mandatorily redeemable preferred shares—In the first quarter of 2016, we paid $0.9 million of dividends to holders of our mandatorily redeemable preferred shares. The $40 million face value of those shares cannot be redeemed prior to 2017, unless there is a change in control of the Company.

  •
  working capital loans to our Medicaid health plan—Periodically, our parent company lends cash to our Medicaid subsidiary, Today's Options of New York, Inc., known as TONY, to bridge the timing difference between claims payments and premium receipts from New York State Department of Health. These loans are immediately repaid upon receipt of premiums. As of March 31, 2016, TONY had no outstanding loan balance due to the parent company.

  •
  payment of certain corporate overhead costs and public company expenses, net of revenues, which amounted to $5.5 million for the quarter ended March 31, 2016.

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

  •
  repurchase of our common stock—On May 13, 2014 we repurchased and retired six million shares of our common stock directly from funds associated with Capital Z Partners Management, LLC at a price of $6.03 per share for total consideration of $36.2 million. We used cash on hand to fund the repurchase of these shares.

  •
  proceeds from the sale of subsidiaries—During the first quarter of 2015, we completed the sale of our APS Healthcare Puerto Rico subsidiaries for $26.5 million in cash. During the second quarter of 2015, we completed the sale of our domestic APS subsidiaries for $5 million in cash. During the fourth quarter of 2015, we entered into a definitive agreement for the sale of our Traditional Insurance business to a third party. We expect this transaction to close in the second quarter of 2016. See Note 11—Discontinued Operations in the Notes to Consolidated Financial Statements. In April 2016, we entered into a definitive agreement for the sale of our Total Care Medicaid plan, Today's Options of New York, for a purchase price of $41.3 million, subject to balance sheet adjustments at closing, and we expect this transaction to close in the third quarter of 2016.

  •
  proceeds from the sale of and distributions received on investments—In August 2015, we sold our interest in our cost-basis investment in naviHealth for $35.6 million and received cash proceeds of $33.1 million, with the balance of $2.5 million held in escrow until fourth quarter 2016, and recorded a pre-tax realized gain of $29.6 million. In November 2015, we sold our interest in our cost-basis investment in DDDS for $6.6 million and received cash proceeds of $3.1 million, with the balance of $3.4 million representing the discounted fair value of a put option, exercisable in November 2018, and recorded a pre-tax realized gain of $6.1 million. In addition, in 2015, we received a total of $2.0 million in cash distributions from DDDS.

  •
  As of March 31, 2016, we had approximately $53 million of cash and investments in our parent company and unregulated subsidiaries.

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

        The National Association of Insurance Commissioners, known as the NAIC, imposes regulatory risk-based capital, known as RBC, requirements on insurance companies. The level of RBC is calculated and reported annually. A number of remedial actions could be enforced if a company's total adjusted capital is less than 200% of authorized control level RBC. However, we generally consider target surplus to be 350% of authorized control level RBC. At December 31, 2015, all of our insurance and HMO subsidiaries had total adjusted capital in excess of our target of 350% of authorized control level RBC except for SelectCare of Texas which had approximately 300%. Excess capital can be used by the insurance and HMO subsidiaries to make dividend payments to their respective holding companies, subject to certain restrictions, and from there to our parent company.

        At March 31, 2016, we held cash and invested assets of approximately $312 million at our insurance and HMO subsidiaries that could readily be converted to cash. We believe that this level of liquidity is sufficient to meet our obligations and pay expenses.

        During 2015, our Insurance subsidiaries, Pyramid, Constitution, and Marquette (which was merged into Constitution in May 2015) declared and paid dividends totaling approximately $92 million. These subsidiaries are being sold as part of the sale of our Traditional Insurance subsidiaries to Nassau. See Note 11—Discontinued Operations in the Notes to Consolidated Financial Statements. In June 2015, our HMO subsidiary, SelectCare of Texas, declared a $9.0 million ordinary dividend, which was subsequently paid to the holding company in July 2015. No other dividends were declared or paid by our other Insurance and HMO subsidiaries in 2015 or in the first quarter of 2016. Based on current estimates, we expect the aggregate amount of dividends that may be paid to our parent company in 2016 without prior approval by state regulatory authorities to be approximately $10.0 million, which excludes dividends available from Pyramid and Constitution.

        In the first quarter of 2015, we funded a total of $17.1 million in capital contributions to one of our Insurance subsidiaries, which was merged into Constitution, one of the entities included in the sale of our Traditional Insurance business. During 2015, we made a total of $8.3 million in capital contributions to TONY in support of our Total Care Medicaid health plan; $3.2 million of which was done in the form of a surplus note, bearing interest at a rate of 5.0%. Interest and principal payments on the surplus note are subject to the approval of the plan's regulatory agency, the New York State Department of Health. Additionally, in the fourth quarter of 2015, we made a $3.5 million capital contribution to our Texas-based dSNP, Today's Options of Texas. No capital contributions were made to our Insurance or HMO subsidiaries in the first quarter of 2016.

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

        Total Care.    We require cash at TONY in support of Total Care, to pay claims and other benefits for our members, to pay operating expenses, to maintain adequate capital levels. The primary sources of liquidity are premiums received from the New York Department of Health. Total Care is required to maintain statutory net worth equal to or in excess of a contingent reserve requirement that is equal to 7.25% of premium. As discussed previously, during the year ended December 31, 2015, we made capital contributions totaling $8.3 million. Total Care is compliant with New York's contingent reserve requirements.

        Investments.    We invest primarily in fixed maturity securities of the U.S. Government and its agencies, U.S. state and local governments, mortgage-backed securities and corporate fixed maturity securities with investment grade ratings of BBB– or higher by S&P or Baa3 or higher by Moody's

Investor Service. As of March 31, 2016, approximately 99% of our fixed income investment portfolio had investment grade ratings from S&P or Moody's.

        At March 31, 2016, cash and cash equivalents represent approximately 17% of our total cash and invested assets. Approximately 18% of cash and invested assets were held in securities backed by the U.S. government or its agencies and the average credit quality of our total investment portfolio was AA–.

        The average book yield of our investment portfolio was 2.8% at March 31, 2016 and December 31, 2015.

  Critical Accounting Policies

        In our judgment, the accounts involving estimates and assumptions that are most critical to the preparation of our financial statements are policy related liabilities and expense recognition, goodwill and other intangible assets, investment valuation, revenue recognition and income taxes. All unamortized deferred acquisition costs, or DAC, were written off at December 31, 2015, in connection with the fair value adjustment on our Traditional Insurance business. As a result, we no longer consider accounting for DAC to be a critical accounting policy. For a description of our significant accounting policies, see Note 3—Summary of Significant Accounting Policies included in our Annual Report on Form 10-K for the year ended December 31, 2015.

  Policy and Contract Claims—Accident and Health Policies

        The following table presents the components of the change in our liability for policy and contract claims—health:

Three months ended March 31,
2016
(in thousands)
Balance at beginning of period	$101,971
Incurred related to:
Current year	331,884
Prior year development	667

Total incurred	332,551

Paid related to:
Current year	243,039
Prior year	75,289

Total paid	318,328

Balance at end of period	$116,194

        The liability for policy and contract claims—health at March 31, 2016 increased by $14.2 million during the three months ended March 31, 2016. The increase in the liability was primarily attributable to growth in Medicare Advantage membership, as well as a higher amount of pending claims.

        The prior year development incurred in the table above represents unfavorable adjustments as a result of prior year claim estimates being settled or currently expected to be settled, for amounts that are different than originally anticipated. This prior year development occurs due to differences between the actual medical utilization and other components of medical cost trends, and actual claim processing and payment patterns compared to the assumptions for claims trend and completion factors used to estimate our claim liabilities.

        During the three months ended March 31, 2016, claim reserves settled, or are currently expected to be settled, for $0.7 million more than estimated at December 31, 2015. Prior period development represents less than 0.1% of the incurred claims recorded in 2015.

Sensitivity Analysis

        The following table illustrates the sensitivity of our accident and health IBNR payable at March 31, 2016 to identified reasonably possible changes to the estimated weighted average completion factors and health care cost trend rates. However, it is possible that the actual completion factors and health care cost trend rates will develop differently from our historical patterns and therefore could be outside of the ranges illustrated below.

Completion Factor(1):		Claims Trend Factor(2):
(Decrease) Increase in Factor	Increase (Decrease) in Net Health IBNR	(Decrease) Increase in Factor	(Decrease) Increase in Net Health IBNR
($ in thousands)
–3%	$316	–3%	$(5,506)
–2%	211	–2%	(3,671)
–1%	105	–1%	(1,835)
1%	(105)	1%	1,835
2%	(211)	2%	3,671
3%	(316)	3%	5,506

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

        The sensitivity analysis of interest rate risk assumes an instantaneous shift in a parallel fashion across the yield curve, with scenarios of interest rates increasing and decreasing 100 and 200 basis points from their levels as of March 31, 2016, and with all other variables held constant. The following table summarizes the impact of the assumed changes in market interest rates at March 31, 2016. Due to the current low interest rate environment, when estimating the effect of market interest rate decreases on fair value we have set an interest rate floor of 0% and have not allowed interest rates to go negative.

March 31, 2016	Effect of Change in Market Interest Rates on Fair Value of Fixed Income Portfolio as of March 31, 2016
Fair Value of Fixed Income Portfolio	200 Basis Point Decrease	100 Basis Point Decrease	100 Basis Point Increase	200 Basis Point Increase
(in millions)
$291.3	$16.1	$11.2	$(11.6)	$(22.9)

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

  Evaluation of Effectiveness of Controls

        We carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2016. Based on this evaluation, our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer concluded that our disclosure controls and procedures were effective as of March 31, 2016, at a reasonable assurance level, to timely alert management to material information required to be included in our periodic filings with the Securities and Exchange Commission.

  Changes in Internal Control over Financial Reporting

        There were no changes in our internal controls over financial reporting during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II

ITEM 1—LEGAL PROCEEDINGS

        For information relating to litigation affecting us, see Note 8—Commitments and Contingencies in Part I—Item 1 of this report, which is incorporated into this Part II—Item 1—Legal Proceedings by reference.

ITEM 1A—RISK FACTORS

        Except as set forth below, there have been no material changes to the risk factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, filed with the SEC on March 10, 2016, as modified by the changes to those risk factors included in other reports we filed with the SEC subsequent to March 31, 2016:

The Sale of our Total Care Medicaid business is subject to regulatory approvals and other conditions and if these conditions are not satisfied or waived, the transaction will not be completed.

        On April 19, 2016, we entered into a definitive agreement with Molina Healthcare, Inc. in which Molina will acquire our Total Care Medicaid plan in upstate New York. Under the terms of the agreement, Molina will acquire all the outstanding equity interests of Today's Options of New York, Inc., which operates the Total Care Medicaid plan, for a purchase price of $41.3 million, subject to closing date balance sheet adjustments. The transaction is subject to regulatory approvals and other conditions and is expected to close in the third quarter of 2016. If the Total Care Sale Transaction is not consummated, the price of our Common Stock may decline to the extent that the market price of our Common Stock reflects positive market assumptions that the transaction will be completed.

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

UNIVERSAL AMERICAN CORP.
May 10, 2016	/s/ RICHARD A. BARASCH Richard A. Barasch Chief Executive Officer
May 10, 2016	/s/ ADAM C. THACKERY Adam C. Thackery Chief Financial Officer
May 10, 2016	/s/ DAVID R. MONROE David R. Monroe Chief Accounting Officer