Form 10-Q
period 2016-06-30
UNIVERSAL AMERICAN CORP.
filed 2016-08-04
CIK 1514128

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
OR
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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

        Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Class of Common Stock	Outstanding at July 29, 2016
Voting, par value $0.01 per share	65,055,018 shares

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

PART I

ITEM 1—FINANCIAL STATEMENTS

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	June 30, 2016	December 31, 2015
	(Unaudited)
ASSETS
Investments:
Fixed maturities available for sale, at fair value (amortized cost: 2016, $231,241; 2015, $279,277)	$239,732	$281,776
Other invested assets	9,874	9,734

Total investments	249,606	291,510
Cash and cash equivalents	40,451	70,546
Accrued investment income	1,945	2,307
Reinsurance recoverables	1,163	406
Due and unpaid premiums	94,888	25,518
Goodwill and intangible assets	71,314	71,423
Deferred income tax asset	30,983	48,704
Income taxes receivable	—	5,885
Other healthcare receivables	27,142	34,127
Other assets	76,096	29,866
Assets of discontinued operations	1,151,156	1,150,570

Total assets	$1,744,744	$1,730,862

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Policy and contract claims	$83,020	$86,976
Convertible Senior Notes due 2021, net of fees	90,302	—
Series A mandatorily redeemable preferred shares, net of fees	39,847	39,755
Income taxes payable	673	—
Net amounts payable to discontinued operations	50,586	44,289
Accounts payable and other liabilities	87,232	61,408
Liabilities of discontinued operations	1,105,260	1,116,039

Total liabilities	1,456,920	1,348,467

Commitments and contingencies (Note 9)
STOCKHOLDERS' EQUITY
Preferred stock (Authorized: 40 million shares)	—	—
Common stock—voting (Authorized: 400 million shares; issued and outstanding: 2016, 65.1 million shares; 2015, 81.3 million shares)	651	813
Common stock—non-voting (Authorized: 60 million shares; issued and outstanding: 2015, 3.3 million shares)	—	33
Additional paid-in capital	484,097	608,804
Accumulated other comprehensive income	10,080	2,748
Retained deficit	(207,004)	(230,003)

Total stockholders' equity	287,824	382,395

Total liabilities and stockholders' equity	$1,744,744	$1,730,862

See Notes to unaudited Consolidated Financial Statements.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share amounts)

	For the three months ended June 30,		For the six months ended June 30,
	2016	2015	2016	2015
Revenues:
Net premiums	$342,383	$314,816	$688,515	$620,063
Net investment income	2,100	2,613	4,363	5,642
Fee and other income	455	2,140	969	2,455
Net realized gains	1,144	3,376	1,528	3,874

Total revenues	346,082	322,945	695,375	632,034

Benefits, claims and expenses:
Claims and other benefits	288,473	271,122	577,166	534,196
Amortization of intangible assets	232	537	459	1,046
Commissions	4,861	4,625	9,328	8,306
Interest expense	929	1,145	1,779	2,707
Affordable Care Act fee	5,424	6,430	10,780	12,698
Other operating costs and expenses	40,464	40,056	79,649	78,883

Total benefits, claims and expenses	340,383	323,915	679,161	637,836

Income (loss) before equity in earnings of unconsolidated subsidiaries	5,699	(970)	16,214	(5,802)
Equity in earnings of unconsolidated subsidiaries	24,923	13,747	19,674	6,312

Income from continuing operations before income taxes	30,622	12,777	35,888	510
Provision for (benefit from) income taxes	12,240	6,887	15,977	(5,428)

Income from continuing operations	18,382	5,890	19,911	5,938
Discontinued operations:
Income (loss) from discontinued operations before income taxes	11,713	(23,953)	11,065	(18,611)
Provision for (benefit from) income taxes	7,289	(10,688)	7,977	(7,452)

Income (loss) from discontinued operations	4,424	(13,265)	3,088	(11,159)

Net income (loss)	$22,806	$(7,375)	$22,999	$(5,221)

Income (loss) per common share:
Basic:
Continuing operations	$0.22	$0.07	$0.24	$0.07
Discontinued operations	0.06	(0.16)	0.04	(0.13)

Net income (loss)	$0.28	$(0.09)	$0.28	$(0.06)

Diluted:
Continuing operations	$0.22	$0.07	$0.24	$0.07
Discontinued operations	0.05	(0.16)	0.04	(0.13)

Net income (loss)	$0.27	$(0.09)	$0.28	$(0.06)

Weighted average shares outstanding:
Basic weighted average shares outstanding	82,210	82,358	82,488	82,217
Effect of dilutive securities	835	1,442	865	1,414

Diluted weighted average shares outstanding	83,045	83,800	83,353	83,631

See Notes to unaudited Consolidated Financial Statements.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(in thousands)

	For the three months ended June 30,		For the six months ended June 30,
	2016	2015	2016	2015
Comprehensive income (loss):
Net income (loss)	$22,806	$(7,375)	$22,999	$(5,221)
Other comprehensive income (loss), net of income taxes:
Unrealized gain (loss) on investments	4,846	(8,587)	10,419	(4,999)
Less: reclassification adjustment for gains included in net income (loss)	695	2,155	1,026	2,484

Change in net unrealized gain (loss) on investments	4,151	(10,742)	9,393	(7,483)
Change in long-term claim reserve adjustment	(1,213)	2,522	(2,061)	1,799

Total other comprehensive income (loss), net of income taxes	2,938	(8,220)	7,332	(5,684)

Comprehensive income (loss)	$25,744	$(15,595)	$30,331	$(10,905)

See Notes to unaudited Consolidated Financial Statements.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Unaudited)

(in thousands)

	Common Stock			Accumulated Other Comprehensive Income
			Additional Paid-in Capital		Retained Deficit
	Voting	Non-Voting				Total
2015
Balance at January 1, 2015	$804	$33	$667,026	$12,648	$(66,046)	$614,465
Net loss	—	—	—	—	(5,221)	(5,221)
Other comprehensive loss	—	—	—	(5,684)	—	(5,684)
Net issuance of common stock	4	—	779	—	—	783
Stock-based compensation	—	—	2,725	—	—	2,725
Dividends to stockholders	—	—	204	—	9	213

Balance at June 30, 2015	$808	$33	$670,734	$6,964	$(71,258)	$607,281

2016
Balance at January 1, 2016	$813	$33	$608,804	$2,748	$(230,003)	$382,395
Net income	—	—	—	—	22,999	22,999
Other comprehensive income	—	—	—	7,332	—	7,332
Net issuance of common stock	6	—	(691)	—	—	(685)
Stock-based compensation	—	—	1,190	—	—	1,190
Dividends to stockholders	—	—	33	—	—	33
Share buy back	(168)	(33)	(138,070)	—	—	(138,271)
Equity component of convertible senior notes, net of deferred tax	—	—	12,831	—	—	12,831

Balance at June 30, 2016	$651	$—	$484,097	$10,080	$(207,004)	$287,824

See Notes to unaudited Consolidated Financial Statements.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	For the six months ended June 30,
	2016	2015
Operating activities:
Net income (loss)	$22,999	$(5,221)
(Income) loss from discontinued operations	(3,088)	11,159

Income from continuing operations	19,911	5,938
Adjustments to reconcile net income (loss) to cash used for operating activities:
Deferred income taxes	8,695	(9,694)
Net realized gains on investments	(1,528)	(3,874)
Amortization of intangible assets	459	1,046
Amortization of debt issuance costs	99	1,627
Net amortization of bond premium	731	933
Depreciation expense	743	1,760
Stock based compensation expense	3,484	5,796
Affordable Care Act fee	10,780	12,698
Changes in operating assets and liabilities:
Policy and contract claims	(3,956)	(10,411)
Reinsurance recoverables	(757)	(122)
Due and unpaid premiums	(69,370)	(52,162)
Net amounts receivable from/payable to discontinued operations	6,297	70,293
Income taxes receivable/payable	6,558	19,485
Other healthcare receivables	6,985	1,838
Other, net	(30,813)	(53,200)

Cash used for operating activities of continuing operations	(41,682)	(8,049)
Cash provided by (used for) operating activities of discontinued operations	325	(47,426)

Cash used for operating activities	(41,357)	(55,475)

Investing activities:
Proceeds from sale, maturity, call, paydown or redemption of fixed maturity investments	63,984	43,475
Cost of fixed maturity investments acquired	(15,269)	(4,180)
Change in short-term investments	—	5,496
Purchase of fixed assets	(259)	(3,048)
Other investing activities	(349)	(422)

Cash provided by investing activities of continuing operations	48,107	41,321
Cash provided byinvesting activities of discontinued operations	3,493	72,461

Cash provided by investing activities	51,600	113,782

Financing activities:
Net proceeds from issuance of common and preferred stock, net of tax effect	(2,727)	267
Share repurchase	(138,271)	—
Dividends paid to stockholders	(646)	(787)
Principal payment on loan payable	—	(58,215)
Proceeds from the issuance of convertible senior notes	115,000	—
Payment of issue costs—convertible senior notes	(5,000)	—
(Contributions to) distributions from discontinued operations	(4,876)	22,785

Cash used for financing activities of continuing operations	(36,520)	(35,950)
Cash provided by (used for) financing activities of discontinued operations	4,876	(22,785)

Cash used for financing activities	(31,644)	(58,735)

Net decrease in cash and cash equivalents	(21,401)	(428)
Less: increase in cash and cash equivalents from discontinued operations	(8,694)	(2,250)

Net decrease in cash and cash equivalents from continuing operations	(30,095)	(2,678)
Cash and cash equivalents of continuing operations at beginning of period	70,546	94,376

Cash and cash equivalents of continuing operations at end of period	$40,451	$91,698

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

        Through our Medicare Advantage subsidiaries, we sell Medicare Coordinated Care Plan products in Texas, which we call HMOs, and sell Medicare Coordinated Care products in New York and Maine that are built around contracted networks of providers, which we call PPOs and Medicare Advantage Network private fee-for-service products, known as PFFS Plans. Our Medicare Advantage plans currently serve approximately 113,900 members, including 68,600 members in our Texas HMOs and 45,300 members in upstate New York and Maine.

        Our subsidiary, Collaborative Health Systems, LLC, also known as CHS, works with physicians and other healthcare professionals to operate Accountable Care Organizations, or ACOs, under the Medicare Shared Savings Program, or MSSP. We currently have twenty-two MSSP ACOs in eleven states previously approved for participation in the program by the Centers for Medicare & Medicaid Services, known as CMS and one Next Generation ACO operating in Houston, Texas. Based on data provided by CMS, these ACOs currently include approximately 5,000 participating providers with approximately 239,100 assigned Medicare fee-for-service beneficiaries, both within and outside our current Medicare Advantage footprint. CHS provides these ACOs with care coordination, analytics and reporting, technology and other administrative capabilities to enable participating providers to deliver better care and lower healthcare costs for their Medicare fee-for-service beneficiaries. The Company provides funding to CHS to support the operating activities of CHS and the ACOs.

        We discontinued marketing and selling Traditional insurance products, consisting of Medicare supplement products, fixed benefit accident and sickness insurance and senior life insurance after June 1, 2012. However, we continue to manage the block as the policies remain in force over the renewal period. On August 3, 2016 we completed the sale of our Traditional Insurance business to Nassau Reinsurance Group Holdings, L.P. ("Nassau Re"), known as the Traditional Sale. Under the terms of the agreement, Nassau Re acquired all of the shares of Constitution Life Insurance Company ("Constitution Life") and The Pyramid Life Insurance Company (Pyramid), as well as the Traditional insurance business written by American Progressive Life & Health Insurance Company of New York ("Progressive") on a 100% coinsurance basis. As of December 31, 2015, we determined that our Traditional Insurance business should be classified as held for sale and reported as discontinued operations. Consequently, the related assets and liabilities were adjusted to fair value as of June 30, 2016 and December 31, 2015 based on the estimated net amounts realizable upon sale and for all periods presented were classified as assets and liabilities of discontinued operations in our consolidated balance sheets. The related operating results and cash flows are reported in discontinued operations in our consolidated financial statements. See Note 12—Discontinued Operations and Note 13—Subsequent Events for further details.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

1. ORGANIZATION AND COMPANY BACKGROUND (Continued)

        On August 1, 2016, we completed the sale of all the outstanding equity interests of Today's Options of New York, Inc., ("TONY") which operates the Total Care Medicaid plan to Molina Healthcare, Inc. ("Molina") for an adjusted purchase price of $38.0 million, subject to closing date balance sheet adjustments. As of June 30, 2016, we determined that our Medicaid business should be classified as held for sale and reported as discontinued operations. Consequently, the related assets and liabilities for all periods presented were classified as assets and liabilities of discontinued operations in our consolidated balance sheets. The related operating results and cash flows are reported in discontinued operations in our consolidated financial statements. See Note 12—Discontinued Operations and Note 13—Subsequent Events for further details.

        On May 1, 2015, we sold our APS Healthcare domestic subsidiaries and we sold our APS Healthcare Puerto Rico subsidiaries on February 4, 2015 and these businesses are reported as discontinued operations. As a result, the related assets and liabilities for APS Healthcare have been reclassified as assets and liabilities of discontinued operations in our consolidated balance sheets. The related operating results and cash flows are reported in discontinued operations in our consolidated financial statements. See Note 12—Discontinued Operations for further details.

2. BASIS OF PRESENTATION

        We have prepared the accompanying Consolidated Financial Statements in conformity with U.S. generally accepted accounting principles, known as GAAP, for interim reporting in accordance with Article 10 of the Securities and Exchange Commission's Regulation S-X. Accordingly, the Consolidated Financial Statements do not include all of the disclosures normally required by U.S. GAAP or those normally made in an Annual Report on Form 10-K. We have eliminated all material intercompany transactions and balances. The interim financial information in this report is unaudited, but in the opinion of management, includes all adjustments, including normal, recurring adjustments necessary to present fairly the financial position and results of operations for the periods reported. The results of operations for the three and six months ended June 30, 2016 and 2015 are not necessarily indicative of the results to be expected for the full year.

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

        ACO Revenue:    On July 29, 2016, CMS informed us that our MSSP ACOs generated $97 million in gross savings for program year 2015. This compares to $80 million in gross savings for program year 2014, which we reported in the second quarter of 2015. 10 of our ACO's qualified for shared savings payments, compared to 9 in program year 2014, and will receive payments of $39.8 million, compared to $26.9 million in program year 2014. Our share of these payments for 2016, after payments to our physician partners of $11.2 million, is $28.6 million, compared to $20.9 million in 2015, and is reflected in equity in earnings (losses) of unconsolidated subsidiaries in our consolidated statements of operations. We expect to receive these payments during the third quarter of 2016.

        Statutory Accounting Practices:    For our insurance, HMO and Medicaid subsidiaries, U.S. GAAP differs from statutory accounting practices prescribed or permitted by regulatory authorities. See Note 2—Basis of Presentation of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2015 for additional information on these differences.

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

        Reclassifications:    In accordance with the provisions of Accounting Standards Codification, known as ASC, 205-20, Presentation of Financial Statements—Discontinued Operations, effective June 30, 2016, we determined that our Total Care business should be classified as held for sale and reported in discontinued operations. Also, effective December 31, 2015, we determined that our Traditional Insurance business should be classified as held for sale and reported in discontinued operations. Effective with the sale of the APS Healthcare domestic operations on May 1, 2015, we determined that

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

2. BASIS OF PRESENTATION (Continued)

our APS Healthcare businesses should be reported as discontinued operations. As a result, the results of operations and cash flows related to our Total Care, Traditional Insurance and APS Healthcare businesses are reported as discontinued operations for all periods presented. In addition, the related assets and liabilities have been segregated from the assets and liabilities related to our continuing operations and presented separately in our consolidated balance sheets. Unless otherwise noted, all disclosures in the notes accompanying our consolidated financial statements reflect only continuing operations. For additional information on our discontinued operations, see Note 12—Discontinued Operations.

        We adopted ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, effective January 1, 2016. Under this ASU, debt issuance costs related to a recognized debt liability are to be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. As a result, we have reclassified unamortized deferred loan fees related to our Series A mandatorily redeemable preferred shares, or MRPS, from other assets to be offset against the MRPS liability balance. The unamortized costs amounted to $0.2 million at June 30, 2016 and December 31, 2015.

        Change in Accounting Estimate:    CMS uses risk-adjusted rates per member to determine the monthly payments to Medicare Plans. CMS has implemented a risk adjustment model which apportions premiums paid to all health plans according to health diagnoses. The risk adjustment model uses health status indicators, or risk scores, to improve the accuracy of payment. The CMS risk adjustment model pays more for members with increasing health severity. Under this risk adjustment methodology, diagnosis data from inpatient and ambulatory treatment settings are used by CMS to calculate the risk adjusted premium payment to Medicare Plans. The monthly risk-adjusted premium per member is determined by CMS based on normalized risk scores of each member from the prior year. Annually, CMS provides the updated risk scores to the Plans and revises premium rates prospectively, beginning with the July remittance for current Plan year members. CMS will also calculate the retroactive adjustments to premium related to the revised risk scores for the current year for current Plan year members and for the prior year for prior Plan year members.

        Effective January 1, 2016, we changed the way we estimate changes in risk-adjusted premiums receivable from CMS, based on health diagnoses for our Medicare Advantage business. Under our previous methodology, we estimated changes in CMS premiums related to revenue adjustments based upon the diagnosis data submitted to CMS and ultimately accepted by CMS. We believe this method resulted in a lag in recognizing revenue for changes in our members' medical condition that will ultimately be included in the final risk adjusted premium paid by CMS. During the first quarter of 2016, we completed the development and validation of a model that allows us to better estimate the risk-adjusted premiums that will ultimately be realized based upon our historical experience for members that have a full year of experience and members that have joined during the annual enrollment period or special election period. We believe this change serves to better reflect risk-adjusted premiums in the period in which they are earned and is considered a change in estimate under ASC 250, Accounting Changes. This change in estimate resulted in the accelerated recognition of additional current year premium revenue, after expenses and tax, of $9.1 million or $0.07 per share and $18.8 million or $0.15 per share for the three months and six months ended June 30, 2016, respectively. Under our previous estimation process, this revenue would not have been recognized until the related

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

2. BASIS OF PRESENTATION (Continued)

diagnosis data was submitted to and accepted by CMS, typically in the third and fourth quarters of the current year and the first and second quarters of the subsequent year.

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

3. RECENTLY ISSUED AND PENDING ACCOUNTING PRONOUNCEMENTS

        Financial Instruments—Credit Losses:    In June 2016, the Financial Accounting Standards Board issued Accounting Standards Update ("ASU") 2016-13, Financial Instruments—Credit Losses—Measurements of Credit Losses on Financial Instruments. The updated guidance applies a new credit loss model, current expected credit losses, for determining credit-related impairments for financial instruments measured at amortized cost (e.g. reinsurance recoverables) and requires an entity to estimate the credit losses expected over the life of an exposure or pool of exposures. The estimate of expected credit losses should consider historical information, current information, as well as reasonable and supportable forecasts, including estimates of prepayments. The expected credit losses, and subsequent adjustments to such losses, will be recorded through an allowance account that is deducted from the amortized cost basis of the financial asset, with the net carrying value of the financial asset presented on the consolidated balance sheet at the amount expected to be collected.

        The updated guidance also amends the current other-than-temporary impairment model for available-for-sale debt securities by requiring the recognition of impairments relating to credit losses through an allowance account and limits the amount of credit loss to the difference between a security's amortized cost basis and its fair value. In addition, the length of time a security has been in an unrealized loss position will no longer impact the determination of whether a credit loss exists.

        The updated guidance is effective for reporting periods beginning after December 15, 2019. Early adoption is permitted for reporting periods beginning after December 15, 2018. We are currently analyzing the impact of adoption of this statement on our financial position, results of operations and cash flows.

        Revenue from Contracts with Customers—In May 2016, the Financial Accounting Standards Board issued Accounting Standards Update ("ASU") 2016-12, Revenue from Contracts with Customers—Narrow-Scope Improvements and Practical Expedients. This ASU does not change the core principles of Topic ASC 606, Revenue from Contracts with Customers, but makes amendments to revenue guidance on licenses of intellectual property, identifying performance obligations, collectability, noncash consideration, and the presentation of sales and other similar taxes. It also clarified the definition of a completed contract at transition and added a practical expedient to ease transition for contracts that were modified prior to adoption.

        The effective date and transition requirements for the amendments in this ASU are the same as the effective date and transition requirements in Topic 606. Public entities must apply the new guidance to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

3. RECENTLY ISSUED AND PENDING ACCOUNTING PRONOUNCEMENTS (Continued)

beginning after December 15, 2016, including interim reporting periods within that reporting period. Early adoption prior to that date is not permitted. In addition, entities are required to adopt the ASU by using the same transition method they used to adopt the new revenue standard. That is either a full retrospective or modified retrospective approach. We are currently in the process of evaluating this new guidance, and do not expect it to have a material impact on our financial position, results of operations or cash flows.

4. INVESTMENTS

        The amortized cost and fair value of fixed maturity investments are as follows:

	June 30, 2016
Classification	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
U.S. Treasury securities and U.S. Government obligations	$6,532	$80	$—	$6,612
Government sponsored agencies	514	15	—	529
Other political subdivisions	30,587	1,062	(62)	31,587
Corporate debt securities	116,279	7,181	(1,285)	122,175
Foreign debt securities	22,252	592	(1,181)	21,663
Residential mortgage-backed securities	33,222	1,716	(4)	34,934
Commercial mortgage-backed securities	17,310	386	(19)	17,677
Other asset-backed securities	4,545	45	(35)	4,555

	$231,241	$11,077	$(2,586)	$239,732

	December 31, 2015
Classification	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
U.S. Treasury securities and U.S. Government obligations	$8,481	$5	$(8)	$8,478
Government sponsored agencies	516	—	(9)	507
Other political subdivisions	35,253	771	(98)	35,926
Corporate debt securities	144,772	4,076	(2,425)	146,423
Foreign debt securities	28,287	471	(1,159)	27,599
Residential mortgage-backed securities	34,973	1,254	(258)	35,969
Commercial mortgage-backed securities	21,264	68	(181)	21,151
Other asset-backed securities	5,731	33	(41)	5,723

	$279,277	$6,678	$(4,179)	$281,776

        At June 30, 2016, gross unrealized losses were primarily driven by corporate debt securities and foreign debt securities. The fair values of certain callable, hybrid securities in these groups are depressed due to the expectation that these securities will not be called at their respective call dates, thus being extended and priced to their final maturity dates. However, we have evaluated these

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

4. INVESTMENTS (Continued)

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

        The amortized cost and fair value of fixed maturity investments at June 30, 2016 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
	(in thousands)
Due in 1 year or less	$11,431	$11,576
Due after 1 year through 5 years	72,936	76,871
Due after 5 years through 10 years	64,521	67,908
Due after 10 years	27,276	26,211
Mortgage and asset-backed securities	55,077	57,166

	$231,241	$239,732

        The fair value and unrealized loss as of June 30, 2016 and December 31, 2015 for fixed maturities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are shown below:

	Less than 12 Months		12 Months or Longer		Total
June 30, 2016	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
Other political subdivisions	$—	$—	$2,307	$(62)	$2,307	$(62)
Corporate debt securities	3,181	(148)	8,704	(1,137)	11,885	(1,285)
Foreign debt securities	2,730	(234)	4,915	(947)	7,645	(1,181)
Residential mortgage-backed securities	—	—	891	(4)	891	(4)
Commercial mortgage-backed securities	3,173	(6)	2,723	(13)	5,896	(19)
Other asset-backed securities	1,269	(19)	1,001	(16)	2,270	(35)

Total fixed maturities	$10,353	$(407)	$20,541	$(2,179)	$30,894	$(2,586)

Total number of securities in an unrealized loss position						26

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

4. INVESTMENTS (Continued)

	Less than 12 Months		12 Months or Longer		Total
December 31, 2015	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
U.S. Treasury securities and U.S. Government obligations	$5,210	$(8)	$—	$—	$5,210	$(8)
Government sponsored agencies	507	(9)	—	—	507	(9)
Other political subdivisions	3,162	(98)	—	—	3,162	(98)
Corporate debt securities	48,819	(2,392)	1,396	(33)	50,215	(2,425)
Foreign debt securities	6,528	(382)	5,085	(777)	11,613	(1,159)
Residential mortgage-backed securities	3,021	(41)	6,701	(217)	9,722	(258)
Commercial mortgage-backed securities	7,422	(151)	2,108	(30)	9,530	(181)
Other asset-backed securities	1,467	(22)	928	(19)	2,395	(41)

Total fixed maturities	$76,136	$(3,103)	$16,218	$(1,076)	$92,354	$(4,179)

Total number of securities in an unrealized loss position						96

Realized Gains and Losses

        Gross realized gains and losses included in the consolidated statements of operations are as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2016	2015	2016	2015
	(in thousands)
Realized gains:
Fixed maturities	$1,181	$3,300	$1,563	$3,816
Other	117	120	119	120

	1,298	3,420	1,682	3,936

Realized Losses:
Fixed maturities	(154)	(44)	(154)	(62)

Net realized gains	$1,144	$3,376	$1,528	$3,874

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

        The following table presents our recurring fair value measurements by ASC-820-10 hierarchy levels (in thousands):

June 30, 2016	Total	Level 1	Level 2	Level 3(1)
Assets:
Fixed maturities, available for sale	$239,732	$—	$239,665	$67
Equity securities	6,407	—	6,407	—

Total assets	$246,139	$—	$246,072	$67

December 31, 2015
Assets:
Fixed maturities, available for sale	$281,776	$—	$281,674	$102
Equity securities	6,352	—	6,352	—

Total assets	$288,128	$—	$288,026	$102

(1)
Level 3 securities are all mortgage-backed and asset-backed securities at June 30, 2016 and December 31, 2015 and represent private-placement securities that are thinly traded and priced using an internal model or modeled by independent brokers.

6. ACCUMULATED OTHER COMPREHENSIVE INCOME

        The components of accumulated other comprehensive income are as follows (in thousands):

	Net Unrealized Gains on Investments Available for Sale	Long-Term Claim Reserve Adjustment	Accumulated Other Comprehensive Income
Three months ended June 30, 2016
Balance as of April 1, 2016	$11,332	$(4,190)	$7,142
Other comprehensive income before reclassifications	4,846	(1,213)	3,633
Less: Amounts reclassified from other comprehensive income(1)	695	—	695

Net current-period other comprehensive income	4,151	(1,213)	2,938

Balance as of June 30, 2016	$15,483	$(5,403)	$10,080

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

6. ACCUMULATED OTHER COMPREHENSIVE INCOME (Continued)

	Net Unrealized Gains on Investments Available for Sale	Long-Term Claim Reserve Adjustment	Accumulated Other Comprehensive Income
Three months ended June 30, 2015
Balance as of April 1, 2015	$22,347	$(7,163)	$15,184
Other comprehensive loss before reclassifications	(8,587)	2,522	(6,065)
Less: Amounts reclassified from other comprehensive income(1)	2,155	—	2,155

Net current-period other comprehensive loss	(10,742)	2,522	(8,220)

Balance as of June 30, 2015	$11,605	$(4,641)	$6,964

Six months ended June 30, 2016
Balance as of January 1, 2016	$6,090	$(3,342)	$2,748
Other comprehensive income before reclassifications	10,419	(2,061)	8,358
Less: Amounts reclassified from other comprehensive loss(1)	1,026	—	1,026

Net current-period other comprehensive income	9,393	(2,061)	7,332

Balance as of June 30, 2016	$15,483	$(5,403)	$10,080

Six months ended June 30, 2015
Balance as of January 1, 2015	$19,088	$(6,440)	$12,648
Other comprehensive loss before reclassifications	(4,999)	1,799	(3,200)
Less: Amounts reclassified from other comprehensive income(1)	2,484	—	2,484

Net current-period other comprehensive loss	(7,483)	1,799	(5,684)

Balance as of June 30, 2015	$11,605	$(4,641)	$6,964

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

        Compensation expense, included in other operating costs and expenses, and the related tax benefit were as follows:

	Three Months ended June 30,		Six Months ended June 30,
	2016	2015	2016	2015
	(in thousands)
Stock options	$565	$1,422	$1,190	$2,725
Restricted stock awards	1,202	2,266	2,425	4,255

Total stock-based compensation expense	1,767	3,688	3,615	6,980
Less: stock-based compensation expense—discontinued operations	60	442	131	1,184

Stock-based compensation expense—continuing operations	1,707	3,246	3,484	5,796
Tax benefit recognized	597	1,136	1,219	2,028

Stock-based compensation expense—continuing operations, net of tax	$1,110	$2,110	$2,265	$3,768

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

        We estimated the fair value for options granted during the period at the date of grant with the following range of assumptions:

For options granted
2016
Weighted-average grant date fair value	$1.54 - $1.96
Risk free interest rates	0.65% - 1.09%
Dividend yields	0.00%
Expected volatility	33.15% - 33.86%
Expected lives of options (in years)	3.75 - 4.00

        We did not capitalize any cost of stock-based compensation. Future expense may vary based upon factors such as the number of awards granted by us and the then-current fair value of such awards.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

7. STOCK-BASED COMPENSATION (Continued)

        A summary of option activity for the six months ended June 30, 2016 is set forth below:

Options	Options (in thousands)	Weighted Average Exercise Price
Outstanding at January 1, 2016	4,871	$6.61
Granted	738	6.10
Exercised	(1,306)	6.09
Forfeited or expired	(86)	7.10

Outstanding at June 30, 2016	4,217	$6.67

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

        The total intrinsic value of stock options (the amount by which the market price of the stock on the date of exercise exceeded the exercise price of the option) exercised was $1.6 million and $3.2 million for the six months ended June 30, 2016 and 2015, respectively.

        As of June 30, 2016, the total compensation cost related to non-vested option awards not yet recognized was $3.1 million, which we expect to recognize over a weighted average period of 2.4 years.

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

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

7. STOCK-BASED COMPENSATION (Continued)

        A summary of non-vested restricted stock award activity for the six months ended June 30, 2016 is set forth below:

Non-Vested Restricted Stock	Shares (in thousands)	Weighted Average Grant-Date Fair Value
Non-vested at January 1, 2016	2,012	$5.66
Granted	772	4.76
Vested	(405)	8.50
Forfeited	(68)	6.47

Non-vested at June 30, 2016	2,311	$4.84

        The fair value of restricted stock vested during the six months ended June 30, 2016 was $2.5 million.

        Shares granted during 2016 included 382,000 performance shares which vest in the same manner as the performance options discussed above. These shares were determined to contain a market condition for vesting under ASC 718—Compensation—Stock Compensation, and were valued using a Monte Carlo valuation approach.

  Tax Benefits of Stock-Based Compensation

        ASC 718-10 requires us to report the benefits of tax deductions in excess of recognized compensation cost of equity awards as a financing cash flow. We recognized ($2.1) million and $0.3 million of financing cash flows for these excess tax deductions for the six months ended June 30, 2016 and 2015, respectively.

8. CONVERTIBLE SENIOR NOTES DUE 2021; STOCK REPURCHASE

        On June 27, 2016, we completed an offering of $115.0 million of our 4.00% Convertible Senior Notes due 2021 (the "Convertible Notes"). The Convertible Notes are senior unsecured obligations of the Company. Interest on the Convertible Notes is payable on June 15 and December 15 of each year, commencing on December 15, 2016 until their maturity date of June 15, 2021. We may not redeem the Convertible Notes prior to the maturity date.

        Prior to the close of the business day immediately preceding December 15, 2020, the Convertible Notes will be convertible only under the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on September 30, 2016 (and only during such calendar quarter), if the daily volume-weighted average price, or VWAP, of the common stock for at least 20 trading days (whether or not consecutive) during a period of thirty consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five business day period after any five consecutive trading day period (the "measurement period") in which the trading price per $1,000 principal amount of notes for each trading day of the measurement period was less than 98% of the product of the daily VWAP of our common stock and the conversion rate on each such trading day; or

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

8. CONVERTIBLE SENIOR NOTES DUE 2021; STOCK REPURCHASE (Continued)

(3) upon the occurrence of specified corporate events. The Convertible Notes were not convertible at any time during the three month or six month periods ended June 30, 2016 and did not result in any dilution in our calculation of earnings per share.

        On or after December 15, 2020 until the close of business on the business day immediately preceding the maturity date, holders may convert their notes at any time, regardless of the foregoing circumstances. Upon conversion, we may satisfy our conversion obligation by paying or delivering, as applicable, cash, shares of our voting common stock or a combination of cash and shares of voting common stock, at our election.

        The Convertible Notes will be convertible at an initial conversion rate of 105.8890 shares of our voting common stock per $1,000 principal amount of the Convertible Notes, which is equivalent to an initial conversion price of approximately $9.44. The conversion rate will be subject to adjustment in certain events but will not be adjusted for any accrued and unpaid interest. In addition, following certain corporate events that occur prior to the maturity date, we will increase the conversion rate for a holder who elects to convert its notes in connection with such a corporate event in certain circumstances, including customary conversion rate adjustments in connection with a "make-whole fundamental change."

        We allocated the principal amount of the Convertible Notes between its liability and equity components (see table below). The carrying amount of the liability component was determined by measuring the fair value of a similar debt instrument of similar credit quality and maturity that did not have the conversion feature. The carrying amount of the equity component, representing the embedded conversion option, was determined by deducting the fair value of the liability component from the principal amount of the Convertible Notes as a whole. The equity component was recorded to additional paid-in capital and is not remeasured as long as it continues to meet the conditions for equity classification. The excess of the principal amount of the Convertible Notes over the carrying amount of the liability component was recorded as a debt discount, and is being amortized to interest expense using an effective interest rate of 8.5% over the term of the Convertible Notes. We allocated the total amount of transaction costs incurred to the liability and equity components using the same proportions as the proceeds from the Convertible Notes. Transaction costs attributable to the liability component were recorded as a direct deduction from the liability component of the Convertible Notes, and are being amortized and recorded in other operating expenses using the effective interest method through the maturity date. Transaction costs attributable to the equity component were netted with the equity component of the Convertible Notes in additional paid-in capital.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

8. CONVERTIBLE SENIOR NOTES DUE 2021; STOCK REPURCHASE (Continued)

        The Convertible Notes consist of the following components (in thousands):

June 30, 2016
Liability component:
Principal	$115,000
Conversion feature	(20,637)
Liability portion of debt issuance costs	(4,103)
Amortization	42

Net carrying amount	$90,302

Equity component:
Conversion feature	$20,637
Equity portion of debt issuance costs	(897)
Deferred taxes	(6,909)

Net carrying amount	$12,831

        We used the net proceeds from the Convertible Notes, together with cash on hand, to (i) repurchase all (a)11,011,515 shares of our common stock held by certain affiliates of Perry Capital ("Perry") and (b) 7,098,775 shares of our common stock held by certain affiliates of Welsh, Carson, Anderson & Stowe ("WCAS"), at a purchase price of $6.80 per share, for an aggregate purchase price of approximately $123 million, and (ii) repurchase 2,082,800 shares of our common stock for an aggregate purchase price of approximately $15.1 million from purchasers of the convertible notes in privately negotiated transactions. Richard C. Perry, Chief Executive Officer of Perry Corp., and Sean M. Traynor, General Partner at WCAS, each resigned from our Board of Directors in connection with the repurchase of common stock from Perry and WCAS.

9. COMMITMENTS AND CONTINGENCIES

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

        On October 22, 2013, we filed a lawsuit in the United States District Court for the District of Delaware against funds affiliated with the private equity firm GTCR, known as GTCR, David Katz, a former managing director of GTCR, and former senior management of APS Healthcare (Gregory Scott, Jerome Vaccaro and John McDonough), all such defendants, collectively, the "Defendants." The lawsuit, which alleges securities fraud, multiple material breaches of contract and common law fraud,

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

9. COMMITMENTS AND CONTINGENCIES (Continued)

seeks substantial damages, including punitive damages. The lawsuit arises out of our acquisition of APS Healthcare from GTCR in March 2012. The Defendants filed a motion to dismiss the complaint. In a decision issued on July 24, 2014, the court denied the motion with respect to the breach of contract claim. The court granted the motion with respect to the securities fraud claims and portions of the common law fraud claims on the ground that they did not provide enough detail about each Defendant's specific role in the alleged fraud. On September 22, 2014, the Company filed an Amended Complaint to provide additional details regarding each Defendant's role in the alleged fraud. On March 31, 2016, the court largely denied Defendants' motion to dismiss the Amended Complaint. Discovery, which had been stayed during the pendency of Defendants' motions to dismiss, has now commenced.

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

  •
  Medicare Advantage; and

  •
  Management Services Organization, or MSO.

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

        Financial data by segment, with a reconciliation of segment revenues and segment income (loss) before income taxes to total revenue and income from continuing operations before income taxes in accordance with U.S. generally accepted accounting principles is as follows:

	Three months ended June 30,
	2016		2015
	Revenues	Pre-tax Income (Loss) from Continuing Operations	Revenues	Pre-tax Income (Loss) from Continuing Operations
	(in thousands)
Medicare Advantage	$344,729	$17,852	$317,005	$9,166
MSO	—	21,122	—	11,621
Corporate & Other	371	(9,496)	2,590	(11,386)
Intersegment revenues	(162)	—	(26)	—
Adjustments to segment amounts:
Net realized gains(1)	1,144	1,144	3,376	3,376

Total	$346,082	$30,622	$322,945	$12,777

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

10. BUSINESS SEGMENT INFORMATION (Continued)

	Six months ended June 30,
	2016		2015
	Revenues	Pre-tax Income (Loss) from Continuing Operations	Revenues	Pre-tax Income (Loss) from Continuing Operations
	(in thousands)
Medicare Advantage	$693,602	$40,040	$625,099	$18,700
MSO	—	12,666	—	(89)
Corporate & Other	569	(18,346)	3,489	(21,975)
Intersegment revenues	(324)	—	(428)	—
Adjustments to segment amounts:
Net realized gains(1)	1,528	1,528	3,874	3,874

Total	$695,375	$35,888	$632,034	$510

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

        For the three and six months ended June 30, 2016, due to the significance of permanent differences compared to projected pre-tax income for 2016, we determined our income tax provision using actual year-to-date financial results from continuing operations. For the three and six months

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

11. OTHER DISCLOSURES (Continued)

ended June 30, 2015, we determined our income tax provision using our estimated annual effective tax rate based on projected taxable income for the full year for our domestic and foreign jurisdictions.

        For the quarter ended June 30, 2016, our effective tax rate on continuing operations was 40%, resulting in an income tax provision of $12.2 million. For the same period in 2015, our effective tax rate on continuing operations was 53.9%, resulting in an income tax provision of $6.9 million. The high effective tax rate in the both periods was driven by permanent differences, primarily the non-deductible ACA Fee and non-deductible interest expense on our preferred stock. State income taxes also contributed to the variance in the effective tax rates.

        For the six months ended June 30, 2016, our effective tax rate on continuing operations was 44.5%, resulting in an income tax provision of $16.0 million. For the same period in 2015, our effective tax rate on continuing operations exceeded 100%, resulting in an income tax benefit of $5.4 million. The high effective tax rate in the first half of 2016 was driven by permanent differences, primarily the non-deductible ACA Fee and non-deductible interest expense on our preferred stock. State income taxes also contributed to the variance in the effective tax rates. For the six months ended June 30, 2015, the tax benefit included $5.4 million in foreign tax credit carryforwards created in connection with the February 2015 sale of APS Puerto Rico. Excluding the foreign tax credit carryforwards, the effective tax rate was 1.5%, driven by permanent items, including the non-deductible ACA Fee and non-deductible interest expense. State and foreign income taxes also contributed to the variance in the effective tax rate.

        The significance of non-deductible permanent differences (primarily ACA fee and interest on our preferred stock) in relation to our pre-tax income results in a high effective tax rate, which may continue.

        Unconsolidated Subsidiaries:    We account for our participation in the ACOs using the equity method. Gains and losses from our participation in the ACOs are reported as equity in losses of unconsolidated subsidiaries in the consolidated statements of operations. Our net investment in the ACOs is reported in other assets in the consolidated balance sheets. We recognized equity in earnings of our unconsolidated ACOs of $24.9 million and $19.7 million for the three and six months ended June 30, 2016, respectively, and earnings of $13.7 million and $6.3 million for the three and six months ended June 30, 2015, respectively.

        The condensed financial information for 100% of our unconsolidated ACOs is as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2016	2015	2016	2015
	(in thousands)
Total revenue	$40,987	$26,924	$40,987	$26,924
Total expenses	4,892	7,137	10,855	14,572

Net income	$36,095	$19,787	$30,132	$12,352

        During the quarter ended June 30, 2016, we recognized $41.0 million of gross shared savings revenue from our ACOs. $39.8 million related to program year 2015 shared savings from 10 of our

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

11. OTHER DISCLOSURES (Continued)

MSSP ACOs and $1.2 million of program year 2016 shared savings revenue for our new Next Generation ACO. This compares with $26.9 million of program year 2014 gross shared savings revenue recognized from 9 of our MSSP ACOs during the quarter ended June 30, 2015. For additional information on our ACOs, see Note 1—Organization and Company Background and Note 2—Basis of Presentation.

        Common Stock:    In connection with the stock purchase agreements and the stock repurchase discussed in Note 8, we retired 16.9 million shares of our voting common stock and all 3.3 million shares of our non-voting common stock. Changes in the number of shares of voting common stock issued and outstanding for the six months ended June 30, 2016 were as follows (in thousands):

June 30, 2016
Common stock issued and outstanding, beginning of period	81,312
Issuance of common stock	502
Exercise of stock options	135
Retired shares	(16,894)

Common stock issued and outstanding, end of period	65,055

12. DISCONTINUED OPERATIONS

        Sale of Traditional Insurance Business:    Our Traditional Insurance business includes Medicare supplement, long term care, disability, life, and other ancillary insurance products, all of which have been in run off since 2012. On August 3, 2016 we completed the sale of our Traditional Insurance business to Nassau Re. Under the terms of the agreement, Nassau Re acquired all of the shares of Constitution Life and Pyramid, as well as the Traditional insurance business written by Progressive on a 100% coinsurance basis. At closing, we received approximately $30.5 million in cash, which, under the terms of the agreement, is subject to post-closing price adjustments based on actual capital and surplus of Constitution and Pyramid compared to the target statutory capital and surplus of $68.5 million. We will also be entitled to receive potential earn out payments through June 30, 2018 that may result in additional payments of between $13 million and $23 million.

        Sale of Total Care Medicaid Plan:    On August 1, 2016, we completed the sale of all the outstanding equity interests of TONY, which operates the Total Care Medicaid plan to Molina for an adjusted purchase price of $38.0 million, subject to closing date balance sheet adjustments. As of June 30, 2016, in accordance with ASC 360-10, Property, Plant and Equipment and ASC 205-20, Presentation of Financial Statements—Discontinued Operations, we determined that our Total Care business should be classified as held for sale and reported in discontinued operations. Additionally, discontinued operations treatment requires that the related assets and liabilities for the current period and all historical periods presented are reclassified as assets and liabilities held for sale in our consolidated balance sheets, and the related operating results and cash flows for the current period and all historical periods presented have been reclassified as discontinued operations in our consolidated financial statements.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

12. DISCONTINUED OPERATIONS (Continued)

        As of December 31, 2015, in accordance with ASC 360-10 and ASC 205-20, we determined that our Traditional Insurance business should be classified as held for sale and reported in discontinued operations. Under ASC 360-10-35, a long-lived asset classified as held for sale shall be measured at the lower of its carrying amount or fair value less cost to sell. We determined fair value at the balance sheet date, by calculating estimated net proceeds, using actual statutory surplus, estimating the likelihood of receiving any earn out and estimating closing costs. Estimated net proceeds were compared to the GAAP book value of the entities being sold and the business being reinsured. At December 31, 2015, our analysis indicated a pre-tax loss of $149.2 million, generating a deferred tax benefit of $40.9 million, against which we recorded a $25.6 million valuation allowance, resulting in an after-tax loss of $133.8 million. We adjusted the carrying value to estimated fair value at June 30, 2016, which resulted in an after tax charge of $1.0 million and $2.8 million for three months and six months ended June 30, 2016, respectively. Additionally, discontinued operations treatment requires that the related assets and liabilities for the current period and all historical periods presented are reclassified as assets and liabilities held for sale in our consolidated balance sheets, and the related operating results and cash flows for the current period and all historical periods presented have been reclassified as discontinued operations in our consolidated financial statements.

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

        We recorded earn-out revenue of $6.5 million and $7.6 million based on amounts received from the buyer during the three and six months ended June 30, 2016, respectively.

        Effective with the sale of our APS Healthcare businesses, in accordance with ASC 205-20, the results of operations and cash flows related to APS Healthcare are reported as discontinued operations for all periods presented. In addition, the related assets and liabilities have been segregated from the assets and liabilities related to our continuing operations and are presented separately in our consolidated balance sheets as of June 30, 2016 and December 31, 2015, respectively.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

12. DISCONTINUED OPERATIONS (Continued)

        Discontinued Operations Summary Financial Information:    Summarized financial information for our discontinued operations is presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)
Revenues:
Net premiums	$83,592	$88,486	$169,619	$196,102
Net investment income	3,876	4,441	7,821	9,494
Fee and other income	389	7,658	774	31,724
Net realized gains	43	59	171	68

Total revenues	87,900	100,644	178,385	237,388

Benefits, claims and expenses:
Claims and other benefits	70,678	75,208	147,103	166,293
Change in deferred policy acquisition costs	—	2,585	—	5,868
Amortization of intangible assets	201	355	403	924
Interest expense	30	117	61	763
Commissions	1,250	1,675	2,609	3,385
Reinsurance commissions and expense allowances	1,095	1,080	2,534	2,766
Affordable Care Act fee	820	834	1,640	1,660
Other operating costs and expenses	10,687	24,433	20,663	55,671

Total benefits, claims and expenses	84,761	106,287	175,013	237,330

Operating income (loss)	3,139	(5,643)	3,372	58
Realized gain (loss) on sale—APS Healthcare	6,500	(18,310)	7,677	(18,669)
Fair value adjustment—Traditional Insurance	2,074	—	16	—

Income (loss) from discontinued operations before income taxes	11,713	(23,953)	11,065	(18,611)
Provision for (benefit from) income taxes	7,289	(10,688)	7,977	(7,452)

Income (loss) from discontinued operations	$4,424	$(13,265)	$3,088	$(11,159)

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

12. DISCONTINUED OPERATIONS (Continued)

        Total assets and liabilities of discontinued operations are as follows:

	June 30, 2016	December 31, 2015
	(in thousands)
Assets
Fixed maturities available for sale, at fair value	$433,054	$427,690
Other invested assets	11,645	12,800

Total investments	444,699	440,490
Cash and cash equivalents	15,316	6,628
Accrued investment income	3,103	3,196
Reinsurance recoverables—life	465,081	476,863
Reinsurance recoverables—health	126,545	130,501
Due and unpaid premiums	25,573	27,565
Goodwill and intangible assets	3,795	4,197
Income taxes receivable	2,415	10,194
Other healthcare receivables	4,041	2,045
Net amounts receivable from continuing operations	50,586	44,289
Other assets	10,002	4,602

Total assets	$1,151,156	$1,150,570

Liabilities
Reserves and other policy liabilities—life	$485,598	$495,518
Reserves for future policy benefits—health	532,068	539,307
Policy and contract claims—health	36,614	38,482
Premiums received in advance	2,993	2,000
Amounts due to reinsurers	2,910	2,325
Deferred income tax liability	10,920	7,491
Other liabilities	34,157	30,916

Total liabilities	$1,105,260	$1,116,039

13. SUBSEQUENT EVENTS

        Sale of Traditional Insurance Business—On August 3, 2016 we completed the sale of our Traditional Insurance business to Nassau Re. Under the terms of the agreement, Nassau Re acquired all of the shares of Constitution Life and Pyramid, as well as the Traditional insurance business written by Progressive on a 100% coinsurance basis. See Note 12—Discontinued Operations for further details.

        It is expected that the sale of the Traditional Insurance business entities will generate a taxable capital loss that will fully offset any taxable capital gain generated by the sale of TONY. This will result in a release from the valuation allowance that was established related to the capital loss generated by the fair value adjustment recorded upon the initial recognition of the Traditional Insurance business as held for sale at December 31, 2015.

        Sale of Total Care Medicaid Plan—On August 1, 2016, we completed the sale of all the outstanding equity interests of TONY, which operates the Total Care Medicaid plan, to Molina Healthcare, for an adjusted purchase price of $38.0 million, which is subject to closing date balance sheet adjustments. See Note 12—Discontinued Operations for further details.

ITEM 2—MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

        The following discussion and analysis presents a review of our financial condition as of June 30, 2016 and our results of operations for the three months and six months ended June 30, 2016 and 2015. As used in this quarterly report, except as otherwise indicated, references to the "Company," "Universal American," "we," "our," and "us" are to Universal American Corp., a Delaware corporation and its subsidiaries.

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

Overview

        Universal American, through our family of healthcare companies, provides health benefits to people covered by Medicare and/or Medicaid. Our core strength is our ability to partner with providers, especially primary care physicians, to improve health outcomes while reducing cost in the Medicare population. We currently are focused on two main businesses:

  •
  Medicare Advantage:  We serve the growing Medicare population by providing Medicare Advantage products to approximately 113,900 members as of June 30, 2016. Approximately 32% of the Medicare population in the United States is currently enrolled in Medicare Advantage plans; a type of Medicare health plan offered by private companies that contract with the federal government to provide enrollees with health insurance. Our current focus is to grow our Medicare Advantage business in Texas (primarily Houston/Beaumont), upstate New York (primarily the Syracuse area) and Maine, regions in which we have meaningful market positions.

  •
  Management Services Organization (MSO):  We believe there is a significant opportunity to address the high cost and lack of coordination of health care for the majority of the Medicare fee-for-service population and have joined with provider groups to operate Accountable Care Organizations, or ACOs, that participate in the Medicare Shared Savings Program, known as the MSSP. We currently operate twenty-two MSSP ACOs and one Next Generation ACO, including approximately 5,000 participating providers with approximately 239,100 assigned Medicare fee-for-service beneficiaries.

Recent Developments

        ACO Revenue:    On July 29, 2016, CMS informed us that our MSSP ACOs generated $97 million in gross savings for program year 2015. This compares to $80 million in gross savings for program year 2014, which we reported in the second quarter of 2015. 10 of our ACO's qualified for shared savings payments, compared to 9 in program year 2014, and will receive payments of $39.8 million, compared to $26.9 million in program year 2014. Our share of these payments for 2016, after payments to our physician partners of $11.2 million, is $28.6 million, compared to $20.9 million in 2015, and is reflected in equity in earnings (losses) of unconsolidated subsidiaries in our consolidated statements of operations. We expect to receive these payments during the third quarter of 2016. In addition, during the quarter ended June 30, 2016, we recorded $1.2 million of program year 2016 shared savings revenue for our new Next Generation ACO.

        Convertible Senior Notes; Stock Repurchase:    On June 27, 2016, we completed an offering of $115.0 million of our 4.00% Convertible Senior Notes due 2021 (the "Convertible Notes"). The Convertible Notes are senior unsecured obligations of the Company. Interest on the Convertible Notes is payable on June 15 and December 15 of each year, commencing on December 15, 2016 until their maturity date of June 15, 2021. We may not redeem the Convertible Notes prior to the maturity date. The notes are convertible, subject to certain conditions, into cash, shares of Universal American's common stock or a combination of cash and shares of Universal American's common stock, at Universal American's option. The initial conversion rate per $1,000 principal amount of notes is equivalent to 105.8890 shares of common stock, which is equivalent to a conversion price of approximately $9.44 per share, subject to adjustment in certain circumstances.

        We used the net proceeds from the convertible notes, together with cash on hand, to (i) repurchase all (a)11,011,515 shares of our common stock held by certain affiliates of Perry Capital ("Perry") and (b) 7,098,775 shares of our common stock held by certain affiliates of Welsh, Carson, Anderson & Stowe ("WCAS"), at a purchase price of $6.80 per share, for an aggregate purchase price of approximately $123 million, and (ii) repurchase 2,082,800 shares of our common stock for an aggregate purchase price of approximately $15.1 million from purchasers of the convertible notes in privately negotiated transactions. Richard C. Perry, Chief Executive Officer of Perry Corp., and Sean M. Traynor, General Partner at WCAS, each resigned from our Board of Directors in connection with the repurchase of common stock from Perry and WCAS.

        For further discussion of these transactions, see Note 8—Convertible Senior Notes Due 2021; Stock Repurchase, in the Notes to Consolidated Financial Statements.

        Sale of Traditional Insurance Business:    On August 3, 2016 we completed the sale of our Traditional Insurance business to Nassau Reinsurance Group Holdings, L.P. ("Nassau Re"). Under the terms of the agreement, Nassau Re acquired all of the shares of Constitution Life Insurance Company ("Constitution Life") and The Pyramid Life Insurance Company, as well as the Traditional insurance business written by American Progressive Life & Health Insurance Company of New York on a 100% coinsurance basis. See Note 12—Discontinued Operations in the Notes to Consolidated Financial Statements for further details.

        Sale of Total Care Medicaid Plan:    On August 1, 2016, we completed the sale of all the outstanding equity interests of Today's Options of New York, Inc., ("TONY"), which operates the Total Care Medicaid plan to Molina Healthcare, Inc. ("Molina"). For further discussion of this transaction, see Note 12—Discontinued Operations in the Notes to Consolidated Financial Statements.

Membership/Beneficiaries

        The following table presents our membership in Medicare Advantage products:

	June 30, 2016	December 31, 2015
	(in thousands)
Houston/Beaumont	65.3	63.0
Dallas	3.1	3.6
SETX dSNP	0.2	—

Texas	68.6	66.6
Upstate New York/Maine	45.3	40.5

Medicare Advantage	113.9	107.1

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

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
	(in thousands, except per share amounts)
Medicare Advantage	$17,852	$9,166	$40,040	$18,700
MSO	21,122	11,621	12,666	(89)
Corporate & Other	(9,496)	(11,386)	(18,346)	(21,975)
Net realized gains	1,144	3,376	1,528	3,874

Income before income taxes	30,622	12,777	35,888	510
Provision for (benefit from) income taxes	12,240	6,887	15,977	(5,428)

Income from continuing operations	18,382	5,890	19,911	5,938
Income (loss) from discontinued operations	4,424	(13,265)	3,088	(11,159)

Net income (loss)	$22,806	$(7,375)	$22,999	$(5,221)

Income (loss) per common share (diluted):
Income from continuing operations	$0.22	$0.07	$0.24	$0.07
Income (loss) from discontinued operations	0.05	(0.16)	0.04	(0.13)

Net income (loss)	$0.27	$(0.09)	$0.28	$(0.06)

  Three months ended June 30, 2016 and 2015

        Income from continuing operations was $18.4 million, or $0.22 per diluted share, for the quarter ended June 30, 2016 compared to income of $5.9 million, or $0.07 per diluted share for the quarter ended June 30, 2015.

        Our Medicare Advantage segment generated income before income taxes of $17.9 million for the quarter ended June 30, 2016; an increase of $8.7 million compared to the quarter ended June 30, 2015. The increase in earnings was driven primarily by higher premium per member, membership growth, lower MBR, an increase in favorable prior period items and lower ACA Fee expense; partially offset by lower net investment income and a membership-driven increase in commissions and general expenses. The quarter ended June 30, 2016, included $4.2 million of net favorable prior period items compared to $3.3 million of net favorable items for the quarter ended June 30, 2015. Effective January 1, 2016, we changed the way we estimate changes in risk-adjusted premiums receivable from CMS, which resulted in the accelerated recognition of approximately $9.1 million of additional current year premium revenue in the second quarter compared to second quarter 2015. See Note 2—Basis of Presentation in the Notes to Consolidated Financial Statements for additional information.

        Our MSO segment generated income before income taxes of $21.1 million for the three months ended June 30, 2016, compared to $11.6 million for the same period of 2015, an increase of $9.5 million. During the quarter ended June 30, 2016, we recognized $29.8 million of net shared savings revenue from our ACOs. $28.6 million related to program year 2015 shared savings from 10 of our MSSP ACOs and $1.2 million related to program year 2016 shared savings revenue for our new Next Generation ACO. This compares with $20.9 million of program year 2014 net shared savings revenue recognized from 9 of our MSSP ACOs during the quarter ended June 30, 2015. Operating expenses for the quarter were $8.7 million compared to $9.3 million for the quarter ended June 30, 2015, reflecting fewer active ACOs in 2016.

        Our Corporate & Other segment reported a loss of $9.5 million for the three months ended June 30, 2016 compared to a loss of $11.4 million in the same period in 2015. This was primarily due to the continuation of our expense reduction initiatives, lower legal costs and lower debt service costs, partially offset by decreased net investment income. Fee and other income and commissions and general expenses both declined in 2016 due to the elimination of transition services agreement, or TSA, fees and related expenses related to APS Healthcare.

        For the quarter ended June 30, 2016, our effective tax rate on continuing operations was 40%, resulting in an income tax provision of $12.2 million. For the same period in 2015, our effective tax rate on continuing operations was 53.9%, resulting in an income tax provision of $6.9 million. The high effective tax rate in both periods was driven by permanent differences, primarily the non-deductible ACA Fee and non-deductible interest expense on our preferred stock. State income taxes also contributed to the variance in the effective tax rates.

        Income from discontinued operations, after tax, was $4.4 million for the three months ended June 30, 2016 compared to a loss of $13.3 million for the three months ended June 30, 2015. Discontinued Operations includes the results of our Total Care Medicaid Plan and Traditional Insurance business which are held for sale and APS Healthcare, which was sold during 2015. For further information on these businesses, see Note 12—Discontinued Operations in the Notes to Consolidated Financial Statements.

  Six months ended June 30, 2016 and 2015

        Income from continuing operations was $19.9 million, or $0.24 per diluted share, for the six months ended June 30, 2016 compared to income of $5.9 million, or $0.07 per diluted share for the six months ended June 30, 2015.

        Our Medicare Advantage segment generated income before income taxes of $40.0 million for the six months ended June 30, 2016; an increase of $21.3 million compared to the six months ended June 30, 2015. The increase in earnings was driven primarily by higher premium per member, membership growth, lower MBR, an increase in favorable prior period items and lower ACA Fee expense; partially offset by lower net investment income, and a membership-driven increase in commissions and general expenses. The six months ended June 30, 2016, included $11.2 million of net favorable prior period items compared to $5.9 million of net favorable items for the six months ended June 30, 2015. Effective January 1, 2016, we changed the way we estimate changes in risk-adjusted premiums receivable from CMS, which resulted in the accelerated recognition of approximately $18.8 million of additional current year premium revenue in the first half of 2016.

        Our MSO segment generated income before income taxes of $12.7 million for the six months ended June 30, 2016, compared to a loss of $0.1 million for the six months ended June 30, 2015, an increase of $12.8 million. During the six months ended June 30, 2016, we recognized $30.5 million of net shared savings revenue from our ACOs. $28.6 million related to program year 2015 shared savings from 10 of our MSSP ACOs and $1.2 million related to program year 2016 shared savings for our new Next Generation ACO. 2016 revenue also includes additional program year 2014 revenue recognized in the first quarter of 2016 as a result of the restructuring of the program year 2014 shared savings distribution for two ACOs during the first quarter of 2016. This compares with $20.9 million of program year 2014 net shared savings revenue recognized from 9 of our MSSP ACOs during the six months ended June 30, 2015. Operating expenses for the six months ended June 30, 2016 were $17.9 million compared to $21.0 million for the six months ended June 30, 2015, reflecting fewer active ACOs in 2016.

        Our Corporate & Other segment reported a loss of $18.3 million for the six months ended June 30, 2016 compared to a loss of $22.0 million in the same period in 2015. This was primarily due to reduced amortization of deferred financing costs, continuation of our expense reduction initiatives and lower legal costs, partially offset by decreased net investment income. Fee and other income and commissions and general expenses both declined in 2016 due to the elimination of TSA fees and related expenses related to APS Healthcare.

        For the six months ended June 30, 2016, our effective tax rate on continuing operations was 44.5%, resulting in an income tax provision of $16.0 million. For the same period in 2015, our effective tax rate on continuing operations exceeded 100%, resulting in an income tax benefit of $5.4 million. The high effective tax rate in the first half of 2016 was driven by permanent differences, primarily the non-deductible ACA Fee and non-deductible interest expense on our preferred stock. State income taxes also contributed to the variance in the effective tax rates. For the six months ended June 30, 2015, the tax benefit included $5.4 million in foreign tax credit carryforwards created in connection with the February 2015 sale of APS Puerto Rico. Excluding the foreign tax credit carryforwards, the effective tax rate was 1.5%, driven by permanent items, including the non-deductible ACA Fee and non-deductible interest expense. State and foreign income taxes also contributed to the variance in the effective tax rate

        Income from discontinued operations, after tax, was $3.1 million for the six months ended June 30, 2016 compared to a loss of $11.2 million for the six months ended June 30, 2015. Discontinued Operations includes the results of our Total Care Medicaid Plan and Traditional Insurance business, which are held for sale and APS Healthcare, which was sold during 2015. For further information on these businesses, see Note 12—Discontinued Operations in the Notes to Consolidated Financial Statements.

Segment Results—Medicare Advantage

        The following table presents the results of our Medicare Advantage segment:

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
	(in thousands)
Net premiums	$342,384	$314,368	$688,515	$619,614
Net investment and other income	2,345	2,637	5,087	5,485

Total revenue	344,729	317,005	693,602	625,099

Medical expenses	288,474	271,257	577,168	534,329
ACA fee	5,420	6,423	10,777	12,685
Commissions and general expenses	32,983	30,159	65,617	59,385

Total benefits, claims and other deductions	326,877	307,839	653,562	606,399

Segment income before income taxes	$17,852	$9,166	$40,040	$18,700

        Our Medicare Advantage segment includes the operations of our Medicare coordinated care HMO, PPO and Network PFFS Plans (collectively known as the Plans). Our HMOs offer coverage to Medicare members primarily in Southeastern Texas (primarily Houston/Beaumont) and the Dallas area. Our PPO and Network PFFS Plans offer coverage primarily in upstate New York and Maine.

  Three months ended June 30, 2016 and 2015

        Our Medicare Advantage segment generated income before income taxes of $17.9 million for the quarter ended June 30, 2016; an increase of $8.7 million compared to the quarter ended June 30, 2015. The increase in earnings was driven primarily by higher premium per member, membership growth, lower MBR, an increase in favorable prior period items and lower ACA Fee expense; partially offset by lower net investment income and a membership-driven increase in commissions and general expenses. The quarter ended June 30, 2016 included $4.2 million of net favorable prior period items compared to $3.3 million of net favorable items for the quarter ended June 30, 2015. Effective January 1, 2016, we changed the way we estimate changes in risk-adjusted premiums receivable from CMS, which resulted in the accelerated recognition of approximately $9.1 million of additional current year premium revenue in the second quarter compared to second quarter 2015.

        Net premiums.    Net premiums for the Medicare Advantage segment increased by $28.0 million for the quarter ended June 30, 2016 compared with the same period in 2015, due to membership growth and an increase in premium per member driven by the change in revenue recognition policy in 2016 described above; partially offset by a $6.1 million reduction in favorable prior period items. The quarter ended June 30, 2016 included $5.5 million of net favorable prior period items recognized in Net premiums as compared to $11.6 million of net favorable prior period items recognized for the quarter ended June 30, 2015.

        Medical expenses.    Medical expenses increased by $17.2 million for the quarter ended June 30, 2016 compared to the quarter ended June 30, 2015. The increase was driven by membership growth; partially offset by lower unfavorable prior period items. Medical expenses for the quarter ended June 30, 2016 included $1.3 million of net unfavorable items related to prior periods, compared to $8.3 million of net unfavorable items related to prior periods for the quarter ended June 30, 2015.

        Quality improvement initiative costs are included in medical expenses in connection with the reporting of minimum medical loss ratios under the ACA. The following table provides a breakdown of medical expenses and the related medical benefits ratios:

	Three months ended June 30,
	2016		2015
	($ in thousands)
Quality Initiatives	$5,611	1.7%	$6,935	2.2%
Medical Benefits	282,863	82.6%	264,322	84.1%

Total Benefits	$288,474	84.3%	$271,257	86.3%

        Adjusting for the prior year items discussed above in net premiums and medical expenses, for the quarter ended June 30, 2016, our medical benefit ratio MBR, excluding quality initiative costs, was 83.6%. Our medical benefit MBRs for the quarter ended June 30, 2016, as reported and recast to exclude prior period items, are summarized in the table below:

	Reported	Recast
Texas HMOs	81.6%	82.1%
Upstate New York/Maine	84.8%	86.3%
Total Medicare Advantage	82.6%	83.6%

        ACA fee.    The ACA fee for the three months ended June 30, 2016 amounted to $5.4 million or 1.7% of 2015 net premiums compared to $6.4 million or 1.8% of 2014 net premiums for the same period in 2015. The ACA fee is based on prior year premiums and is included in the calculation of minimum medical loss ratios under the ACA. The decrease in the ACA fee is due to lower full year premiums in 2015 compared to 2014, which was the result of lower membership in 2015 due to service area reductions effective January 1, 2015.

        Commissions and general expenses.    Commissions and general expenses for the three months ended June 30, 2016 increased $2.8 million compared to the same period in 2015, primarily due to higher membership. While total expense levels increased, our administrative expense ratio was unchanged at 9.6% for both periods, as we maintain our focus on managing expenses.

  Six months ended June 30, 2016 and 2015

        Our Medicare Advantage segment generated income before income taxes of $40.0 million for the six months ended June 30, 2016; an increase of $21.3 million compared to the six months ended June 30, 2015. The increase in earnings was driven primarily by higher premium per member, membership growth, lower MBR, an increase in favorable prior period items and lower ACA Fee expense; partially offset by lower net investment income, and a membership-driven increase in commissions and general expenses. The six months ended June 30, 2016 included $11.2 million of net favorable prior period items compared to $5.9 million of net favorable items for the six months ended June 30, 2015. Effective January 1, 2016, we changed the way we estimate changes in risk-adjusted premiums receivable from CMS, which resulted in the accelerated recognition of approximately $18.8 million of additional current year premium revenue in the first half of 2016.

        Net premiums.    Net premiums for the Medicare Advantage segment increased by $68.9 million for the six months ended June 30, 2016 compared with the same period in 2015, due to membership growth and an increase in premium per member driven by the change in revenue recognition policy in 2016 described above; partially offset by a $3.0 million reduction in favorable prior period items. The six months ended June 30, 2016 included $12.1 million of net favorable prior period items recognized in net premiums as compared to $15.1 million of net favorable prior period items recognized for the six months ended June 30, 2015.

        Medical expenses.    Medical expenses increased by $42.8 million for the six months ended June 30, 2016 compared to the same period ended June 30, 2015. The increase was driven by membership growth and increased utilization; partially offset by lower unfavorable prior period items. Medical expenses for the six months ended June 30, 2016 included $0.9 million of net unfavorable items related to prior periods, compared to $9.2 million of net unfavorable items related to prior periods for the six months ended June 30, 2015.

        Quality improvement initiative costs are included in medical expenses in connection with the reporting of minimum medical loss ratios under the ACA. The following table provides a breakdown of medical expenses and the related medical benefits ratios:

	Six months ended June 30,
	2016		2015
	($ in thousands)
Quality Initiatives	$11,239	1.6%	$12,986	2.1%
Medical Benefits	565,929	82.2%	521,343	84.1%

Total Benefits	$577,168	83.8%	$534,329	86.2%

        Adjusting for the prior year items discussed above in net premiums and medical expenses, for the six months ended June 30, 2016, our medical benefit ratio MBR, excluding quality initiative costs, was

83.6%. Our medical benefit MBRs for the six months ended June 30, 2016, as reported and recast to exclude prior year items, are summarized in the table below:

	Reported	Recast
Texas HMOs Medical Benefit Ratio	81.9%	82.9%
Upstate New York/Maine Medical Benefit Ratio	83.2%	84.8%
Total Medicare Advantage	82.2%	83.6%

        ACA fee.    The ACA fee for the six months ended June 30, 2016 amounted to $10.8 million or 1.7% of 2015 net premiums compared to $12.7 million or 1.8% of 2014 net premiums for the same period in 2015. The ACA fee is based on prior year premiums and is included in the calculation of minimum medical loss ratios under the ACA. The decrease in the ACA fee is due to lower full year premiums in 2015 compared to 2014, which was the result of lower membership in 2015 due to service area reductions effective January 1, 2015.

        Commissions and general expenses.    Commissions and general expenses for the six months ended June 30, 2016 increased $6.2 million compared to the same period in 2015, primarily due to higher membership. While total expense levels increased, our administrative expense ratio continued to improve, dropping to 9.5% for the six months ended June 30, 2016 compared to 9.6% for the six months ended June 30, 2015, as we maintain our focus on managing expenses.

Segment Results—Management Services Organization

        The following table represents the operating results of our MSO segment, consolidating the ACOs in which we participate with the operations of our Collaborative Health Systems (CHS) subsidiary:

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
	(in thousands)
Shared Savings Revenue:
Gross Shared Savings(1)	$40,987	$26,924	$40,987	$26,924
ACO Partner Share(2)	(11,173)	(6,040)	(10,459)	(6,040)

Net Shared Savings Revenue	29,814	20,884	30,528	20,884
Operating expenses	8,692	9,263	17,862	20,973

Segment (loss) income before income taxes	$21,122	$11,621	$12,666	$(89)

(1)
2016 represents shared savings revenues recorded in 2016 related to program year 2015 including estimated first quarter program year 2016 shared savings revenue for our new Next Generation ACO. We did not have enough information to estimate second quarter revenue. 2015 represents shared savings revenues recorded in 2015 related to program year 2014.

(2)
2016 revenue includes ACO partner share of program year 2015 shared savings as well as additional program year 2014 revenue due to CHS as a result of the restructuring of the program year 2014 shared savings distribution for two ACOs during the first quarter of 2016.

        Our MSO segment supports our healthcare provider partnerships in the development of value-based healthcare models, such as ACOs, with a variety of capabilities and resources including technology, analytics, clinical care coordination, regulatory compliance and program administration. This segment includes our CHS subsidiary and affiliated ACOs. CHS works with physicians and other healthcare professionals to operate ACOs under the MSSP. CHS provides these ACOs with care coordination, analytics and reporting, technology and other administrative capabilities to enable participating providers to deliver better care and lower healthcare costs for their Medicare fee-for-service beneficiaries. The Company provides funding to CHS to support the operating activities of CHS and the ACOs.

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

        The MSSP is relatively new and therefore has limited historical experience. This impacts our ability to accurately accumulate and interpret the data available for calculating the ACOs' shared savings. Therefore, during 2016 and 2015, we recognized our portion of ACO shared savings revenue when notified by CMS. Such notification lags the Program Year to which the revenue relates by six to nine months. Revenue for the 2015 Program Year, which ended on December 31, 2015, was recorded in the quarter ended June 30, 2016 and revenue for the 2014 Program Year, which ended on December 31, 2014, was recorded in the quarter ended June 30, 2015. Based on the ACO operating agreements, we bear all costs of the ACO operations until revenue is recognized. At that point, we generally share in up to 100% of the revenue to recover our costs incurred. Any remaining revenue is generally shared equally with our ACO provider partners.

        Effective January 1, 2016, we commenced ACO operations in Houston, Texas under CMS' new Next Generation ACO model, which operates differently from our MSSP ACOs. Based on the first quarter 2016 financial report received from CMS during the second quarter, we were able to estimate and record shared savings revenue related to first quarter operations. We did not have enough information to estimate second quarter shared savings revenue.

  Three months ended June 30, 2016 and 2015

        Our MSO segment generated income before income taxes of $21.1 million for the three months ended June 30, 2016, compared to $11.6 million for the same period of 2015, an increase of $9.5 million. During the quarter ended June 30, 2016, we recognized $29.8 million of net shared savings revenue from our ACOs. $28.6 million related to program year 2015 shared savings from 10 of our MSSP ACOs and $1.2 million related to program year 2016 shared savings revenue for our new Next Generation ACO. This compares with $20.9 million of program year 2014 net shared savings revenue recognized from 9 of our MSSP ACOs during the quarter ended June 30, 2015. Operating expenses for the quarter were $8.7 million compared to $9.3 million for the quarter ended June 30, 2015, reflecting fewer active ACOs in 2016.

  Six months ended June 30, 2016 and 2015

        Our MSO segment generated income before income taxes of $12.7 million for the six months ended June 30, 2016, compared to a loss of $0.1 million for the six months ended June 30, 2015, an increase of $12.8 million. During the six months ended June 30, 2016, we recognized $30.5 million of net shared savings revenue from our ACOs. $28.6 million related to program year 2015 shared savings from 10 of our MSSP ACOs and $1.2 million related to program year 2016 shared savings revenue for our new Next Generation ACO. 2016 revenue also includes additional program year 2014 revenue of $0.7 million recognized in the first quarter of 2016 as a result of the restructuring of the program year 2014 shared savings distribution for two ACOs during the first quarter of 2016. This compares with $20.9 million of program year 2014 net shared savings revenue recognized from 9 of our MSSP ACOs during the six months ended June 30, 2015. Operating expenses for the six months ended June 30, 2016 were $17.9 million compared to $21.0 million for the six months ended June 30, 2015, reflecting fewer active ACOs in 2016.

Segment Results—Corporate & Other

        The following table presents the operating results of our Corporate & Other segment:

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
	(in thousands)
Net investment income	$84	$312	$167	$993
Fee and other income	287	2,278	402	2,496

Total revenue	371	2,590	569	3,489

Interest expense	1,043	1,265	2,006	3,017
Commissions and general expenses	8,824	12,711	16,909	22,447

Total benefits, claims and other deductions	9,867	13,976	18,915	25,464

Segment loss before income taxes	$(9,496)	$(11,386)	$(18,346)	$(21,975)

        Corporate & Other reflects the activities of our holding company and other ancillary operations.

  Three months ended June 30, 2016 and 2015

        Our Corporate & Other segment reported a loss of $9.5 million for the three months ended June 30, 2016 compared to a loss of $11.4 million in the same period in 2015. This was primarily due to the continuation of our expense reduction initiatives, lower legal costs and lower debt service costs, partially offset by decreased net investment income. Fee and other income and commissions and general expenses both declined in 2016 due to the elimination of TSA fees and related expenses related to APS Healthcare.

        Fee and other income.    Fee and other income decreased by $2.0 million for the three months ended June 30, 2016 compared to the same period in 2015. In 2015, the segment recognized income for transition services provided to the acquirers of our APS Healthcare subsidiaries which were sold during the first half of 2015. These revenues are offset by expenses recognized in commissions and general expenses as noted below.

        Commissions and general expenses.    Commissions and general expenses decreased by $3.9 million for the three months ended June 30, 2016 compared to the same period in 2015. The decrease was primarily due to the continuation of our expense reduction initiatives, reduced amortization of deferred financing costs, lower legal costs, and expenses incurred in 2015 in connection with transition services provided to the acquirers of our APS Healthcare subsidiary, which are largely offset by increased fee and other income as noted above.

  Six months ended June 30, 2016 and 2015

        Our Corporate & Other segment reported a loss of $18.3 million for the six months ended June 30, 2016 compared to a loss of $22.0 million in the same period in 2015. This was primarily due to reduced amortization of deferred financing costs, continuation of our expense reduction initiatives and lower legal costs, partially offset by decreased net investment income. Fee and other income and commissions and general expenses both declined in 2016 due to the elimination of TSA fees and related expenses related to APS Healthcare.

        Net investment income.    Net investment income decreased by $0.8 million for the six months ended June 30, 2016 compared to the same period in 2015. In 2015, the segment received investment income on a loan to our APS Healthcare subsidiary which is reported in discontinued operations.

        Fee and other income.    Fee and other income decreased by $2.1 million for the six months ended June 30, 2016 compared to the same period in 2015. In 2015, the segment recognized income for transition services provided to the acquirers of our APS Healthcare subsidiaries which were sold during the first half of 2015. These revenues are offset by expenses recognized in commissions and general expenses as noted below.

        Interest expense.    Interest expense decreased by $1.0 million for the six months ended June 30, 2016 compared to the same period in 2015 due to the payoff of our $103 million term loan during 2015, with a $59 million prepayment on March 31, 2015 and payment of the remaining $45 million balance on October 14, 2015.

        Commissions and general expenses.    Commissions and general expenses decreased by $5.5 million for the six months ended June 30, 2016 compared to the same period in 2015. The decrease was primarily due to reduced amortization of deferred financing costs, continuation of our expense reduction initiatives, lower legal costs and expenses incurred in 2015 in connection with our transition services provided to the acquirers of our APS Healthcare subsidiary in 2015, totaling $6.3 million, partially offset by decreased recoveries of agent receivables that were previously written off.

Discontinued Operations

        The following table presents the primary components comprising income (loss) from discontinued operations:

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
	(in thousands)
Medicaid:
Operating results	$(2,311)	$(1,558)	$(4,302)	$(1,416)

Traditional Insurance:
Operating results	6,462	4,324	9,160	5,633
Realized gains	43	59	171	68
Fair value adjustment	2,074	—	16	—

	8,579	4,383	9,347	5,701

APS Healthcare:
Operating results	(1,055)	(8,468)	(1,657)	(4,227)
Gain (loss) on sale	6,500	(18,310)	7,677	(18,669)

	5,445	(26,778)	6,020	(22,896)

Income (loss) before income taxes	$11,713	$(23,953)	$11,065	$(18,611)

        Discontinued Operations includes the results of our Medicaid business, Traditional Insurance business and APS Healthcare. For further discussion of these businesses and our determination of their reporting as discontinued operations, see Note 12—Discontinued Operations in the Notes to Consolidated Financial Statements.

  Three months ended June 30, 2016 and 2015

        Universal American reported income from discontinued operations of $11.7 million for the quarter ended June 30, 2016 compared to a loss of $24.0 million for the quarter ended June 30, 2015.

        Medicaid—Operating Results:    Medicaid had an operating loss of $2.3 million for the three months ended June 30, 2016 compared to a loss of $1.6 million for the same period in 2015. This decrease was primarily due to higher expenses during 2016.

        Traditional Insurance—Operating Results:    Traditional Insurance had operating income of $6.5 million for the three months ended June 30, 2016 compared to $4.3 million for the same period in 2015. The increase was primarily driven by the absence of deferred acquisition cost, or DAC, amortization in the second quarter of 2016, since all DAC was written off at December 31, 2015 in connection with the Traditional Insurance fair value adjustment as well as lower levels of operating expenses, partially offset by lower earnings from a smaller block of in-force business.

        Traditional Insurance—Fair Value Adjustment:    At June 30, 2016, we recorded an additional adjustment of $2.1 million, pre-tax to adjust carrying value to estimated fair value.

        APS Healthcare—Operating Results:    APS Healthcare had an operating loss of $1.1 million for the three months ended June 30, 2016 compared with a loss of $8.5 million for the same period in 2015. The 2016 loss relates primarily to litigation settlement costs incurred in connection with the earn-out revenue received during the quarter. 2015 results included one month of operating results for the domestic business, which was sold in 2015.

        APS Healthcare—Gain (Loss) on Sale:    For the quarter ended June 30, 2016, we recorded earn-out revenue of $6.5 million. During the same period in 2015, we reported the loss on the sale of the APS Healthcare domestic business.

  Six months ended June 30, 2016 and 2015

        Universal American reported income from discontinued operations of $11.1 million for the six months ended June 30, 2016 compared to a loss of $18.6 million for the six months ended June 30, 2015.

        Medicaid—Operating Results:    Medicaid had an operating loss of $4.3 million for the six months ended June 30, 2016 compared to a loss of $1.4 million for the same period in 2015. This decrease was primarily due to higher claims costs, including unfavorable prior period items and higher expenses during 2016.

        Traditional Insurance—Operating Results:    Traditional Insurance had operating income of $9.2 million for the six months ended June 30, 2016 compared to $5.6 million for the same period in 2015. The increase was primarily driven by the absence of DAC amortization in the first half of 2016, since all DAC was written off at December 31, 2015 in connection with the Traditional Insurance fair value adjustment as well as lower levels of operating expenses, partially offset by lower earnings from a smaller block of in-force business.

        APS Healthcare—Operating Results:    APS Healthcare had an operating loss of $1.7 million for the six months ended June 30, 2016 compared with a loss of $4.2 million for the same period in 2015. The 2016 loss relates primarily to litigation settlement costs incurred in connection with the earn-out revenue received during the six months ended June 30, 2016. 2015 results included one month of operating results for Puerto Rico and four months of results for the domestic business, which were both sold in 2015.

        APS Healthcare—Gain (Loss) on Sale:    For the six months ended June 30, 2016, we recorded earn-out revenue of $7.6 million. For the same period in 2015 we reported a loss on the sale of the APS Healthcare businesses.

  Liquidity and Capital Resources

        Sources and Uses of Liquidity to the Parent Company, Universal American Corp.    We require cash at our parent company to support the operations and growth of our HMO, insurance, MSO and other subsidiaries, fund new business opportunities through acquisitions or otherwise, fund debt service and pay the operating expenses necessary to function as a holding company, as applicable insurance department regulations require us to bear our own expenses.

        The parent company's ongoing sources and uses of liquidity are derived primarily from the following:

  •
  dividends from and capital contributions to our Insurance and HMO subsidiaries—During the six months ended June 30, 2016, our SelectCare of Texas subsidiary declared a $9.6 million dividend which was paid on July 21, 2016. No other dividends were declared or paid or capital contributions made to our Insurance and HMO subsidiaries in 2016. See below for further discussion of prior year activity

  •
  loans from and interest payments to our Insurance subsidiaries to support investments in our ACO business—During 2013, our Insurance subsidiaries loaned $22 million to our parent company. The parent company repaid $9 million of this loan in April 2015. The remaining $13 million loan payable was paid in August 2016. During the six months ended 2016, the parent company paid interest totaling $0.2 million to our Insurance subsidiaries on such loans.

  •
  the cash flows of our other subsidiaries, including our Medicare Advantage management service organization—Net cash flows available to our parent company amounted to approximately $10.6 million during the six months ended June 30, 2016.

  •
  the cash flows of our ACO business and other growth initiatives—For the quarter ended June 30, 2016, we funded expenses of approximately $15.9 million, pre-tax, related to our ACO business.

  •
  payment of dividends to holders of our mandatorily redeemable preferred shares—In the six months ended June 30, 2016, we paid $1.7 million of dividends to holders of our mandatorily redeemable preferred shares. The $40 million face value of those shares cannot be redeemed prior to 2017, unless there is a change in control of the Company.

  •
  payment of debt principal, interest and fees related to our convertible senior notes.

  •
  working capital loans to our Medicaid health plan—Periodically, our parent company lends cash to our Medicaid subsidiary, Today's Options of New York, Inc., known as TONY, to bridge the timing difference between claims payments and premium receipts from New York State Department of Health. These loans are immediately repaid upon receipt of premiums. As of June 30, 2016, TONY had no outstanding loan balance due to the parent company.

  •
  payment of certain corporate overhead costs and public company expenses, net of revenues, which amounted to $14.5 million for the six months ended June 30, 2016.

        In addition, the parent company from time-to-time engages in corporate finance activities that generate the following sources and uses of liquidity:

  •
  issuance of convertible senior notes—On June 27, 2016, we completed an offering of $115.0 million of our 4.00% Convertible Senior Notes due 2021 (the "Convertible Notes"). The Convertible Notes are senior unsecured obligations of the Company. Interest on the Convertible

    Notes is payable on June 15 and December 15 of each year, commencing on December 15, 2016 until their maturity date of June 15, 2021. We may not redeem the Convertible Notes prior to the maturity date. The notes are convertible, subject to certain conditions, into cash, shares of Universal American's common stock or a combination of cash and shares of Universal American's common stock, at Universal American's option. The initial conversion rate per $1,000 principal amount of notes is equivalent to 105.8890 shares of common stock, which is equivalent to a conversion price of approximately $9.44 per share, subject to adjustment in certain circumstances.

  •
  repurchases of our common stock—We used the net proceeds from the Convertible Notes, together with cash on hand, to (i) repurchase all (a)11,011,515 shares of our common stock held by certain affiliates of Perry Capital ("Perry") and (b) 7,098,775 shares of our common stock held by certain affiliates of Welsh, Carson, Anderson & Stowe ("WCAS"), at a purchase price of $6.80 per share, for an aggregate purchase price of approximately $123 million, and (ii) repurchase 2,082,800 shares of our common stock for an aggregate purchase price of approximately $15.1 million from purchasers of the convertible notes in privately negotiated transactions.

  •
  payment of dividends to shareholders—We do not currently pay a regular dividend to our shareholders, however, on October 26, 2015, we paid a special cash dividend of $0.75 per share. Payment of any future dividends would be dependent upon an evaluation of excess capital, as discussed below.

  •
  proceeds from the sale of subsidiaries—During the first quarter of 2015, we completed the sale of our APS Healthcare Puerto Rico subsidiaries for $26.5 million in cash. During the second quarter of 2015, we completed the sale of our domestic APS subsidiaries for $5 million in cash. On August 3, 2016 we completed the sale of our Traditional Insurance business to Nassau Re. At closing, we received approximately $30.5 million in cash, which, under the terms of the agreement, is subject to post-closing price adjustments based on actual capital and surplus of Constitution and Pyramid compared to the target statutory capital and surplus of $68.5 million. We will also be entitled to receive potential earn out payments through June 30, 2018 that may result in additional payments of between $13 million and $23 million. On August 1, 2016, we completed the sale of all the outstanding equity interests of TONY, which operates the Total Care Medicaid plan to Molina for an adjusted purchase price of $38.0 million, subject to closing date balance sheet adjustments.

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

  •
  As of June 30, 2016, we had approximately $29.8 million of cash and investments in our parent company and unregulated subsidiaries.

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

        At June 30, 2016, we held cash and invested assets of approximately $259 million at our insurance and HMO subsidiaries that could readily be converted to cash. We believe that this level of liquidity is sufficient to meet our obligations and pay expenses.

        During the six months ended June 30, 2016, our SelectCare of Texas HMO subsidiary declared a $9.6 million dividend which was paid on July 21, 2016. No other dividends were declared or paid or capital contributions made to our Insurance and HMO subsidiaries in 2016. During 2015, our Insurance subsidiaries, Pyramid, Constitution, and Marquette (which was merged into Constitution in May 2015) declared and paid dividends totaling approximately $92 million. These subsidiaries are being sold as part of the sale of our Traditional Insurance subsidiaries to Nassau. See Note 12—Discontinued Operations in the Notes to Consolidated Financial Statements. In June 2015, our HMO subsidiary, SelectCare of Texas, declared a $9.0 million ordinary dividend, which was subsequently paid to the holding company in July 2015. No other dividends were declared or paid by our other Insurance and HMO subsidiaries in 2015.

        In the first half of 2015, we funded a total of $17.1 million in capital contributions to one of our Insurance subsidiaries, which was merged into Constitution, one of the entities included in the sale of our Traditional Insurance business. During 2015, we made a total of $8.3 million in capital contributions to TONY in support of our Total Care Medicaid health plan; $3.2 million of which was done in the form of a surplus note, bearing interest at a rate of 5.0%. This note was converted to capital effective June 30, 2016 and all accrued and unpaid interest was settled in cash in July 2016. Additionally, in the fourth quarter of 2015, we made a $3.5 million capital contribution to our Texas-based dSNP, Today's Options of Texas. No capital contributions were made to our Insurance or HMO subsidiaries in the first half of 2016. In the second quarter of 2016, we accrued a capital contribution payable to TONY of $0.7 million, which was subsequently funded in July.

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

        Investments.    We invest primarily in fixed maturity securities of the U.S. Government and its agencies, U.S. state and local governments, mortgage-backed securities and corporate fixed maturity securities with investment grade ratings of BBB– or higher by S&P or Baa3 or higher by Moody's Investor Service. As of June 30, 2016, approximately 99% of our fixed income investment portfolio had investment grade ratings from S&P or Moody's.

        At June 30, 2016, cash and cash equivalents represent approximately 14% of our total cash and invested assets. Approximately 21% of cash and invested assets were held in securities backed by the U.S. government or its agencies and the average credit quality of our total investment portfolio was A+, down slightly from AA– due to a reduction in our AAA rated cash balances

        The average book yield of our investment portfolio increased to 3.1% at June 30, 2016 from 2.9% December 31, 2015, which was driven by a reduction in our lower yielding cash balances at June 30, 2016 vs. December 31, 2015.

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

Policy and Contract Claims—Accident and Health Policies

        The following table presents the components of the change in our liability for policy and contract claims:

Six months ended June 30,
2016
(in thousands)
Balance at beginning of period	$86,976
Incurred related to:
Current year	579,014
Prior year development	(1,848)

Total incurred	577,166

Paid related to:
Current year	516,878
Prior year	64,244

Total paid	581,122

Balance at end of period	$83,020

        The liability for policy and contract claims at June 30, 2016 decreased by $4.0 million during the six months ended June 30, 2016. The decrease in the liability was primarily attributable to faster claims processing times.

        The prior year development incurred in the table above represents favorable adjustments as a result of prior year claim estimates being settled or currently expected to be settled, for amounts that are different than originally anticipated. This prior year development occurs due to differences between the actual medical utilization and other components of medical cost trends, and actual claim processing and payment patterns compared to the assumptions for claims trend and completion factors used to estimate our claim liabilities.

        During the six months ended June 30, 2016, claim reserves settled, or are currently expected to be settled, for $1.8 million less than estimated at December 31, 2015. Prior period development represents less than 0.1% of the incurred claims recorded in 2015.

Sensitivity Analysis

        The following table illustrates the sensitivity of our accident and health IBNR payable at June 30, 2016 to identified reasonably possible changes to the estimated weighted average completion factors and health care cost trend rates. However, it is possible that the actual completion factors and health care cost trend rates will develop differently from our historical patterns and therefore could be outside of the ranges illustrated below.

Completion Factor(1):		Claims Trend Factor(2):
(Decrease) Increase in Factor	Increase (Decrease) in Net Health IBNR	(Decrease) Increase in Factor	(Decrease) Increase in Net Health IBNR
($ in thousands)
–3%	$149	–3%	$(4,773)
–2%	99	–2%	(3,182)
–1%	50	–1%	(1,591)
1%	(50)	1%	1,591
2%	(99)	2%	3,182
3%	(149)	3%	4,773

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

        The sensitivity analysis of interest rate risk assumes an instantaneous shift in a parallel fashion across the yield curve, with scenarios of interest rates increasing and decreasing 100 and 200 basis points from their levels as of June 30, 2016, and with all other variables held constant. The following table summarizes the impact of the assumed changes in market interest rates at June 30, 2016. Due to the current low interest rate environment, when estimating the effect of market interest rate decreases on fair value we have set an interest rate floor of 0% and have not allowed interest rates to go negative.

June 30, 2016	Effect of Change in Market Interest Rates on Fair Value of Fixed Income Portfolio as of June 30, 2016
Fair Value of Fixed Income Portfolio	200 Basis Point Decrease	100 Basis Point Decrease	100 Basis Point Increase	200 Basis Point Increase
(in millions)
$239.7	$11.2	$8.8	$(9.5)	$(18.7)

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

  Evaluation of Effectiveness of Controls

        We carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2016. Based on this evaluation, our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer concluded that our disclosure controls and procedures were effective as of June 30, 2016, at a reasonable assurance level, to timely alert management to material information required to be included in our periodic filings with the Securities and Exchange Commission.

  Changes in Internal Control over Financial Reporting

        There were no changes in our internal controls over financial reporting during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Risks Related to our Convertible Senior Notes:

The notes are not protected by restrictive covenants.

        Unlike an indenture for high yield notes or a customary credit agreement, the indenture governing the notes does not contain any financial or operating covenants or restrictions on the payments of dividends, the incurrence of indebtedness or the issuance or repurchase of securities by us or any of our subsidiaries. In general, the indenture contains limited covenants or other provisions to afford protection to holders of the notes in the event of a fundamental change or other corporate transaction involving us.

The notes are effectively subordinated to our secured debt and any liabilities of our subsidiaries.

        The notes rank senior in right of payment to any of our indebtedness that is expressly subordinated in right of payment to the notes; equal in right of payment to any of our liabilities that are not so subordinated; effectively junior in right of payment to any of our secured indebtedness to the extent of the value of the assets securing such indebtedness; and structurally junior to all indebtedness and other liabilities (including trade payables) of our subsidiaries. In the event of our bankruptcy, liquidation, reorganization or other winding up, our assets that secure debt ranking senior in right of payment to the notes will be available to pay obligations on the notes only after the secured debt has been repaid in full from these assets. There may not be sufficient assets remaining to pay amounts due on any or all of the notes then outstanding. The indenture governing the notes does not prohibit us from incurring additional senior debt or secured debt, nor does it prohibit any of our subsidiaries from incurring additional liabilities.

The notes are our obligations only and our operations are conducted through, and substantially all of our consolidated assets are held by, our subsidiaries.

        The notes are our obligations exclusively and are not guaranteed by any of our operating subsidiaries. A substantial portion of our consolidated assets is held by our subsidiaries. Accordingly, our ability to service our debt, including the notes, depends on the results of operations of our subsidiaries and upon the ability of such subsidiaries to provide us with cash, whether in the form of dividends, loans or otherwise, to pay amounts due on our obligations, including the notes. Our subsidiaries are separate and distinct legal entities and have no obligation, contingent or otherwise, to make payments on the notes or to make any funds available for that purpose. In addition, dividends, loans or other distributions to us from such subsidiaries may be subject to contractual and other restrictions and are subject to other business considerations.

Servicing our debt requires a significant amount of cash, and we may not have sufficient cash flow from our business to pay our substantial debt.

        Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness, including the notes, depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not continue to generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.

Despite our current debt levels, we may still incur substantially more debt.

        Despite our current consolidated debt levels, we and our subsidiaries may be able to incur substantial additional debt in the future, some of which may be secured debt, subject to the restrictions contained in our debt instruments. We will not be restricted under the terms of the indenture governing the notes from incurring additional debt, securing existing or future debt, recapitalizing our debt or taking a number of other actions that are not limited by the terms of the indenture governing the notes that could have the effect of diminishing our ability to make payments on the notes when due.

We may not have the ability to raise the funds necessary to settle conversions of the notes or to repurchase the notes upon a fundamental change, and our future debt may contain limitations on our ability to pay cash upon conversion or repurchase of the notes.

        Holders of the notes will have the right to require us to repurchase their notes upon the occurrence of a fundamental change at a fundamental change repurchase price equal to 100% of the principal amount of the notes to be repurchased, plus accrued and unpaid interest, if any. In addition, upon conversion of the notes, unless we elect to deliver solely shares of our common stock to settle such conversion (other than paying cash in lieu of delivering any fractional share), we will be required to make cash payments in respect of the notes being converted. However, we may not have enough available cash or be able to obtain financing at the time we are required to make repurchases of notes surrendered therefor or notes being converted. In addition, our ability to repurchase the notes or to pay cash upon conversions of the notes may be limited by law, by regulatory authority or by agreements governing our future indebtedness. Our failure to repurchase notes at a time when the repurchase is required by the indenture or to pay any cash payable on future conversions of the notes as required by the indenture would constitute a default under the indenture. A default under the indenture or the fundamental change itself could also lead to a default under agreements governing our future indebtedness. If the repayment of our then-existing indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and repurchase the notes or make cash payments upon conversions thereof.

The accounting method for convertible debt securities that may be settled in cash, such as the notes, could have a material effect on our reported financial results.

        Accounting for convertible debt securities under GAAP is governed by Accounting Standards Codification 470-20, Debt with Conversion and Other Options, which we refer to as ASC 470-20. Under ASC 470-20, an entity must separately account for the liability and equity components of the convertible debt instruments (such as the notes) that may be settled entirely or partially in cash upon conversion in a manner that reflects the issuer's economic interest cost. The effect of ASC 470-20 on the accounting for the notes is that the equity component is required to be included in the additional paid-in capital section of stockholders' equity on our consolidated balance sheet, and the value of the equity component would be treated as original issue discount for purposes of accounting for the debt component of the notes. As a result, we will be required to record a greater amount of non-cash interest expense in current periods presented as a result of the amortization of the discounted carrying value of the notes to their face amount over the term of the notes. We may report lower net income in our financial results because ASC 470-20 will require interest to include both the current period's amortization of the debt discount and the instrument's coupon interest, which could adversely affect our reported or future financial results, the trading price of our common stock and the trading price of the notes.

        In addition, under certain circumstances, convertible debt instruments (such as the notes) that may be settled entirely or partly in cash are currently accounted for utilizing the treasury stock method, the effect of which is that the shares issuable upon conversion of the notes are not included in the calculation of diluted earnings per share except to the extent that the conversion value of the notes exceeds their principal amount. Under the treasury stock method, for diluted earnings per share purposes, the transaction is accounted for as if the number of shares of common stock that would be necessary to settle such excess, if we elected to settle such excess in shares, are issued. We cannot be sure that the accounting standards in the future will continue to permit the use of the treasury stock method. If we are unable to use the treasury stock method in accounting for the shares issuable upon conversion of the notes, then our diluted earnings per share could be adversely affected.

Volatility in the market price and trading volume of our common stock could adversely impact the trading price of the notes.

        The stock market in recent years has experienced significant price and volume fluctuations that have often been unrelated to the operating performance of companies. The market price of our common stock could fluctuate significantly for many reasons, including in response to the risks described in our risk factors or the documents we have incorporated by reference in our SEC filings or for reasons unrelated to our operations, such as reports by industry analysts, investor perceptions, negative announcements by our customers, competitors or suppliers regarding their own performance, as well as industry conditions and general financial, economic and political instability. Our common stock is thinly traded which exposes our stock price to potentially larger price fluctuations than other companies and may make it more difficult to buy or sell our stock. In addition, the trading volume of our common stock may increase the potential for volatility in the amounts that we must pay to settle all or a portion of the conversion of the notes in cash, and a decrease in the market price of our common stock would likely adversely impact the trading price of the notes. The market price of our common stock could also be affected by possible sales of our common stock by investors who view the notes as a more attractive means of equity participation in us and by hedging or arbitrage trading activity that we expect to develop involving our common stock. This trading activity could, in turn, affect the trading price of the notes.

Future sales of our common stock in the public market could lower the market price for our common stock and adversely impact the trading price of the notes.

        In the future, we may sell additional shares of our common stock to raise capital. In addition, a substantial number of shares of our common stock is reserved for issuance upon the exercise of stock options and upon conversion of the notes. We cannot predict the size of future issuances or the effect, if any, that they may have on the market price for our common stock. In addition, certain of our shareholders hold meaningful amounts of our common stock and such shareholders may sell their shares. Future sales of our common stock may depress the market price of our common stock. The issuance and/or sale of substantial amounts of our common stock, or the perception that such issuances and/or sales may occur, could adversely affect the trading price of the notes and the market price of our common stock and impair our ability to raise capital through the sale of additional equity securities.

ITEM 2—UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

        None.

ITEM 3—DEFAULTS UPON SENIOR SECURITIES

        None.

ITEM 4—MINE SAFETY DISCLOSURES

        None.

ITEM 5—OTHER INFORMATION

        None.

ITEM 6—EXHIBITS

        Each exhibit identified below is filed as a part of this report.

4.5	Indenture dated as of June 27, 2016 between Universal American Corp., as issuer, and U.S. Bank National Association, as trustee.
31.1	Certification of Chief Executive Officer, as required by Rule 13a- 14(a) of the Securities Exchange Act of 1934.
31.2	Certification of Chief Financial Officer, as required by Rule 13a- 14(a) of the Securities Exchange Act of 1934.
31.3	Certification of Chief Accounting Officer, as required by Rule 13a- 14(a) of the Securities Exchange Act of 1934.
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

UNIVERSAL AMERICAN CORP.
August 4, 2016	/s/ RICHARD A. BARASCH Richard A. Barasch Chief Executive Officer
August 4, 2016	/s/ ADAM C. THACKERY Adam C. Thackery Chief Financial Officer
August 4, 2016	/s/ DAVID R. MONROE David R. Monroe Chief Accounting Officer