Form 10-Q
period 2016-09-30
UNIVERSAL AMERICAN CORP.
filed 2016-11-08
CIK 1514128

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
OR
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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

        Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Class of Common Stock	Outstanding at November 3, 2016
Voting, par value $0.01 per share	58,735,918 shares

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

PART I

ITEM 1—FINANCIAL STATEMENTS

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	September 30, 2016	December 31, 2015
	(Unaudited)
ASSETS
Investments:
Fixed maturities available for sale, at fair value (amortized cost: 2016, $215,761; 2015, $279,277)	$221,009	$281,776
Other invested assets	9,717	9,734

Total investments	230,726	291,510
Cash and cash equivalents	264,046	70,546
Accrued investment income	2,147	2,307
Reinsurance recoverables	279	406
Due and unpaid premiums	14,816	25,518
Goodwill and intangible assets	71,078	71,423
Deferred income tax asset	21,840	48,704
Income taxes receivable	10,220	5,885
Other healthcare receivables	27,355	34,127
Other assets	34,434	29,866
Assets of discontinued operations	238,246	1,150,570

Total assets	$915,187	$1,730,862

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Policy and contract claims	$82,904	$86,976
Premiums received in advance	113,183	953
Convertible Senior Notes due 2021, net of fees	91,645	—
Series A mandatorily redeemable preferred shares, net of fees	39,893	39,755
Net amounts payable to discontinued operations	37	44,289
Accounts payable and other liabilities	59,994	60,455
Liabilities of discontinued operations	236,072	1,116,039

Total liabilities	623,728	1,348,467

Commitments and contingencies (Note 9)
STOCKHOLDERS' EQUITY
Preferred stock (Authorized: 40 million shares)	—	—
Common stock—voting (Authorized: 400 million shares; issued and outstanding: 2016, 58.8 million shares; 2015, 81.3 million shares)	588	813
Common stock—non-voting (Authorized: 60 million shares; issued and outstanding: 2015, 3.3 million shares)	—	33
Additional paid-in capital	443,323	608,804
Accumulated other comprehensive income	3,671	2,748
Retained deficit	(156,123)	(230,003)

Total stockholders' equity	291,459	382,395

Total liabilities and stockholders' equity	$915,187	$1,730,862

See Notes to unaudited Consolidated Financial Statements.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share amounts)

	For the three months ended September 30,		For the nine months ended September 30,
	2016	2015	2016	2015
Revenues:
Net premiums	$340,643	$304,178	$1,029,158	$924,242
Net investment income	1,926	4,112	6,289	9,754
Fee and other income	963	1,749	1,932	4,204
Net realized (losses) gains	(143)	29,751	1,385	33,625

Total revenues	343,389	339,790	1,038,764	971,825

Benefits, claims and expenses:
Claims and other benefits	290,982	267,652	868,148	801,848
Amortization of intangible assets	237	537	696	1,583
Commissions	5,265	4,826	14,593	13,131
Interest expense	3,046	1,142	4,825	3,849
Affordable Care Act fee	5,513	6,419	16,293	19,117
Other operating costs and expenses	42,437	38,772	122,086	117,657

Total benefits, claims and expenses	347,480	319,348	1,026,641	957,185

(Loss) income before equity in (losses) earnings of unconsolidated subsidiaries	(4,091)	20,442	12,123	14,640
Equity in (losses) earnings of unconsolidated subsidiaries	(5,170)	(7,446)	14,504	(1,134)

(Loss) income from continuing operations before income taxes	(9,261)	12,996	26,627	13,506
(Benefit from) provision for income taxes	(504)	13,045	15,473	7,618

(Loss) income from continuing operations	(8,757)	(49)	11,154	5,888
Discontinued operations:
Income (loss) from discontinued operations before income taxes	56,959	3,514	68,024	(15,097)
Provision for (benefit from) income taxes	(2,679)	657	5,298	(6,796)

Income (loss) from discontinued operations	59,638	2,857	62,726	(8,301)

Net income (loss)	$50,881	$2,808	$73,880	$(2,413)

Income (loss) per common share:
Basic:
Continuing operations	$(0.14)	$—	$0.15	$0.07
Discontinued operations	0.97	0.03	0.83	(0.10)

Net income (loss)	$0.83	$0.03	$0.98	$(0.03)

Diluted:
Continuing operations	$(0.14)	$—	$0.15	$0.07
Discontinued operations	0.97	0.03	0.82	(0.10)

Net income (loss)	$0.83	$0.03	$0.97	$(0.03)

Weighted average shares outstanding:
Basic weighted average shares outstanding	61,329	82,516	75,400	82,337
Effect of dilutive securities	—	—	739	1,199

Diluted weighted average shares outstanding	61,329	82,516	76,139	83,536

See Notes to unaudited Consolidated Financial Statements.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(in thousands)

	For the three months ended September 30,		For the nine months ended September 30,
	2016	2015	2016	2015
Comprehensive income (loss):
Net income (loss)	$50,881	$2,808	$73,880	$(2,413)
Other comprehensive (loss) income, net of income taxes:
Unrealized (loss) gain on investments	(9,355)	(26)	1,064	(5,025)
Less: reclassification adjustment for gains included in net income (loss)	(6)	68	1,020	2,552

Change in net unrealized (loss) gain on investments	(9,349)	(94)	44	(7,577)
Change in long-term claim reserve adjustment	2,940	10	879	1,809

Total other comprehensive (loss) income, net of income taxes	(6,409)	(84)	923	(5,768)

Comprehensive income (loss)	$44,472	$2,724	$74,803	$(8,181)

See Notes to unaudited Consolidated Financial Statements.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Unaudited)

(in thousands)

	Common Stock			Accumulated Other Comprehensive Income
			Additional Paid-in Capital		Retained Deficit
	Voting	Non-Voting				Total
2015
Balance at January 1, 2015	$804	$33	$667,026	$12,648	$(66,046)	$614,465
Net loss	—	—	—	—	(2,413)	(2,413)
Other comprehensive loss	—	—	—	(5,768)	—	(5,768)
Net issuance of common stock	3	—	186	—	—	189
Stock-based compensation	—	—	3,459	—	—	3,459
Dividends to stockholders	—	—	216	—	9	225

Balance at September 30, 2015	$807	$33	$670,887	$6,880	$(68,450)	$610,157

2016
Balance at January 1, 2016	$813	$33	$608,804	$2,748	$(230,003)	$382,395
Net income	—	—	—	—	73,880	73,880
Other comprehensive income	—	—	—	923	—	923
Net issuance of common stock	6	—	(948)	—	—	(942)
Stock-based compensation	—	—	1,623	—	—	1,623
Dividends to stockholders	—	—	1,656	—	—	1,656
Share buyback/cancellation	(231)	(33)	(180,657)	—	—	(180,921)
Equity component of convertible senior notes, net of deferred tax	—	—	12,845	—	—	12,845

Balance at September 30, 2016	$588	$—	$443,323	$3,671	$(156,123)	$291,459

See Notes to unaudited Consolidated Financial Statements.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	For the nine months ended September 30,
	2016	2015
Operating activities:
Net income (loss)	$73,880	$(2,413)
(Income) loss from discontinued operations	(62,726)	8,301

Income from continuing operations	11,154	5,888
Adjustments to reconcile net income (loss) to cash used for operating activities:
Deferred income taxes	18,967	3,730
Net realized gains on investments	(1,385)	(33,625)
Amortization of intangible assets	696	1,583
Amortization of debt issuance costs	348	1,825
Amortization of debt discount on convertible notes	1,081	—
Net amortization of bond premium	1,072	1,328
Depreciation expense	2,139	2,575
Stock based compensation expense	5,022	7,623
Changes in operating assets and liabilities:
Prepaid ACA fee	(5,431)	(5,484)
Policy and contract claims	(4,072)	(9,177)
Reinsurance recoverables	127	340
Due and unpaid/advance premiums	122,932	18,228
Net amounts payable to discontinued operations	11,062	68,748
Income taxes receivable	(4,335)	21,335
Other healthcare receivables	6,772	(5,464)
Other, net	(1,908)	(62,063)

Cash provided by operating activities of continuing operations	164,241	17,390
Cash used for operating activities of discontinued operations	(12,947)	(60,066)

Cash provided by operating activities	151,294	(42,676)

Investing activities:
Proceeds from sale, maturity, call, paydown or redemption of fixed maturity investments	67,802	65,523
Cost of fixed maturity investments acquired	(57,373)	(5,203)
Change in short-term investments	—	5,496
Proceeds of sale of cost method investments	—	35,620
Purchase of fixed assets	(534)	(5,011)
Other investing activities	(2,807)	(296)

Cash provided by investing activities of continuing operations	7,088	96,129
Cash provided by investing activities of discontinued operations	72,241	93,799

Cash provided by investing activities	79,329	189,928

Financing activities:
Net proceeds from issuance of common and preferred stock, net of tax effect	(2,113)	105
Share repurchase	(151,271)	—
Dividends paid to stockholders	898	(664)
Principal payment on loan payable	—	(58,567)
Proceeds from the issuance of convertible senior notes	115,000	—
Payment of issue costs—convertible senior notes	(4,877)	—
Distributions from discontinued operations	64,534	23,409

Cash provided by financing activities of continuing operations	22,171	(35,717)
Cash used for financing activities of discontinued operations	(64,534)	(23,409)

Cash used for financing activities	(42,363)	(59,126)

Net increase in cash and cash equivalents	188,260	88,126
Less: decrease (increase) in cash and cash equivalents from discontinued operations	5,240	(10,324)

Net increase in cash and cash equivalents from continuing operations	193,500	77,802
Cash and cash equivalents of continuing operations at beginning of period	70,546	94,376

Cash and cash equivalents of continuing operations at end of period	$264,046	$172,178

See Notes to unaudited Consolidated Financial Statements.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. ORGANIZATION AND COMPANY BACKGROUND

        Except as otherwise indicated, references to the "Company," "Universal American," "we," "our," and "us" are to Universal American Corp., a Delaware corporation, and its subsidiaries.

        Universal American, through our family of healthcare companies, provides health benefits to people covered by Medicare. We are dedicated to working collaboratively with healthcare professionals, especially primary care physicians, in order to improve the health and well-being of those we serve and reduce healthcare costs.

        Through our health plans and insurance subsidiary, we sell Medicare Coordinated Care Plan products in Texas, which we call HMOs, and sell Medicare Coordinated Care products in New York and Maine that are built around contracted networks of providers, which we call PPOs and Medicare Advantage Network private fee-for-service products, known as PFFS Plans. Our Medicare Advantage plans currently serve approximately 114,400 members, including 68,800 members in our Texas HMOs and 45,600 members in upstate New York and Maine.

        Our subsidiary, Collaborative Health Systems, LLC, also known as CHS, works with physicians and other healthcare professionals to operate Accountable Care Organizations, or ACOs, under the Medicare Shared Savings Program, or MSSP and Next Generation ACO model. We currently have twenty-two MSSP ACOs in eleven states previously approved for participation in the program by the Centers for Medicare & Medicaid Services, known as CMS and one Next Generation ACO operating in Houston, Texas. Based on data provided by CMS, these ACOs currently include approximately 5,200 participating providers with approximately 236,800 assigned Medicare fee-for-service beneficiaries, both within and outside our current Medicare Advantage footprint. CHS provides these ACOs with care coordination, analytics and reporting, technology and other administrative capabilities to enable participating providers to deliver better care and lower healthcare costs for their Medicare fee-for-service beneficiaries. The Company provides funding to CHS to support the operating activities of CHS and the ACOs.

        On August 3, 2016 we completed the sale of our Traditional Insurance business to Nassau Reinsurance Group Holdings, L.P. ("Nassau Re"), known as the Traditional Sale. Under the terms of the agreement, Nassau Re acquired all of the shares of Constitution Life Insurance Company ("Constitution Life") and The Pyramid Life Insurance Company ("Pyramid"), as well as the Traditional Insurance business written by American Progressive Life & Health Insurance Company of New York ("Progressive") on a 100% coinsurance basis. As of December 31, 2015, we determined that our Traditional Insurance business should be classified as held for sale and reported as discontinued operations. Consequently, the related assets and liabilities were adjusted to fair value as of December 31, 2015 based on the estimated net amounts realizable upon sale and for all periods presented were classified as assets and liabilities of discontinued operations in our consolidated balance sheets. The related operating results and cash flows are reported in discontinued operations in our consolidated financial statements. See Note 12—Discontinued Operations for further details.

        On August 1, 2016, we completed the sale of our subsidiary, Today's Options of New York, Inc., ("TONY") which operates the Total Care Medicaid plan, to Molina Healthcare, Inc. ("Molina"). As of June 30, 2016, we determined that our Medicaid business should be classified as held for sale and reported as discontinued operations. Consequently, the related assets and liabilities were reclassified as assets and liabilities of discontinued operations in our consolidated balance sheets for all periods

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

1. ORGANIZATION AND COMPANY BACKGROUND (Continued)

presented. The related operating results and cash flows are reported in discontinued operations in our consolidated financial statements. See Note 12—Discontinued Operations for further details.

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

2. BASIS OF PRESENTATION

        We have prepared the accompanying Consolidated Financial Statements in conformity with U.S. generally accepted accounting principles, known as GAAP, for interim reporting in accordance with Article 10 of the Securities and Exchange Commission's Regulation S-X. Accordingly, the Consolidated Financial Statements do not include all of the disclosures normally required by U.S. GAAP or those normally made in an Annual Report on Form 10-K. We have eliminated all material intercompany transactions and balances. The interim financial information in this report is unaudited, but in the opinion of management, includes all adjustments, including normal, recurring adjustments necessary to present fairly the financial position and results of operations for the periods reported. The results of operations for the three and nine months ended September 30, 2016 and 2015 are not necessarily indicative of the results to be expected for the full year.

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

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

2. BASIS OF PRESENTATION (Continued)

        ACO Revenue:    On July 29, 2016, CMS informed us that our MSSP ACOs generated $97 million in gross savings for program year 2015. This compares to $80 million in gross savings for program year 2014, which we reported in the second quarter of 2015. Ten of our ACO's qualified for shared savings payments, compared to nine in program year 2014, and received payments of $39.8 million, compared to $26.9 million in program year 2014. Our share of these payments for 2016, after payments to our physician partners of $11.3 million, is $28.5 million, compared to $20.9 million in 2015, and is reflected in equity in (losses) earnings of unconsolidated subsidiaries in our consolidated statements of operations.

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

        We adopted ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, effective January 1, 2016. Under this ASU, debt issuance costs related to a recognized debt liability are to be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. As a result, we have reclassified unamortized deferred loan fees related to our Series A mandatorily redeemable preferred shares, or MRPS, from other assets to be offset against the MRPS liability balance. The unamortized costs amounted to $0.1 million at September 30, 2016 and $0.2 million at December 31, 2015.

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

        Effective January 1, 2016, we changed the way we estimate changes in risk-adjusted premiums receivable from CMS, based on health diagnoses for our Medicare Advantage business. Under our previous methodology, we estimated changes in CMS premiums related to revenue adjustments based upon the diagnosis data submitted to CMS and ultimately accepted by CMS. We believe this method resulted in a lag in recognizing revenue for changes in our members' medical condition that will ultimately be included in the final risk adjusted premium paid by CMS. During the first quarter of 2016, we completed the development and validation of a model that allows us to better estimate the risk-adjusted premiums that will ultimately be realized based upon our historical experience for members that have a full year of experience and members that have joined during the annual enrollment period or special election period. We believe this change serves to better reflect risk-adjusted premiums in the period in which they are earned and is considered a change in estimate under ASC 250, Accounting Changes. This change in estimate resulted in the accelerated recognition of $7.7 million and $26.5 million of additional current year premium revenue, or $0.08 and $0.23 per share after tax for the three months and nine months ended September 30, 2016, respectively. Under our previous estimation process, this revenue would not have been recognized until the related diagnosis data was submitted to and accepted by CMS, typically in the third and fourth quarters of the current year and the first and second quarters of the subsequent year.

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

3. RECENTLY ISSUED AND PENDING ACCOUNTING PRONOUNCEMENTS

        Statement of Cash Flows:    In August 2016, the Financial Accounting Standards Board issued Accounting Standards Update ("ASU") 2016-15, Statement of Cash Flows (Topic 230)—Classification of Certain Cash Receipts and Cash Payments. This ASU provides guidance on classification in the statement of cash flows for eight specific cash flow reporting issues and clarifies application of the predominance principle in determining classification within the statement of cash flows, with the objective of reducing diversity in practice. ASU 2016-15 is effective for public companies for annual periods, and interim periods within those annual periods, beginning after December 15, 2017, with early adoption permitted. Retrospective application is required unless impracticable. We are currently evaluating the impact of adoption on our consolidated statements of cash flows.

4. INVESTMENTS

        The amortized cost and fair value of fixed maturity investments are as follows:

	September 30, 2016
Classification	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
U.S. Treasury securities and U.S. Government obligations	$21,321	$58	$(5)	$21,374
Government sponsored agencies	514	13	—	527
Other political subdivisions	26,760	657	(43)	27,374
Corporate debt securities	89,233	4,518	(1,034)	92,717
Foreign debt securities	28,444	434	(751)	28,127
Residential mortgage-backed securities	22,300	1,154	(3)	23,451
Commercial mortgage-backed securities	22,797	350	(103)	23,044
Other asset-backed securities	4,392	35	(32)	4,395

	$215,761	$7,219	$(1,971)	$221,009

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

        At September 30, 2016, gross unrealized losses were primarily driven by corporate debt securities and foreign debt securities. The fair values of certain callable, hybrid securities in these groups are depressed due to the expectation that these securities will not be called at their respective call dates, thus being extended and priced to their final maturity dates. However, we have evaluated these holdings with our investment managers and do not believe any individual holdings to be other-than-temporarily impaired. For additional information regarding our process for evaluating investments for potential other-than-temporary impairment see Note 3—Summary of Significant Accounting Policies—Investments of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2015.

        The amortized cost and fair value of fixed maturity investments at September 30, 2016 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
	(in thousands)
Due in 1 year or less	$8,100	$8,208
Due after 1 year through 5 years	79,073	81,434
Due after 5 years through 10 years	57,515	60,133
Due after 10 years	21,584	20,344
Mortgage and asset-backed securities	49,489	50,890

	$215,761	$221,009

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

4. INVESTMENTS (Continued)

        The fair value and unrealized loss as of September 30, 2016 and December 31, 2015 for fixed maturities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are shown below:

	Less than 12 Months		12 Months or Longer		Total
September 30, 2016	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
U.S. Treasury securities and U.S. Government obligations	$11,957	$(5)	$—	$—	$11,957	$(5)
Other political subdivisions	—	—	1,536	(43)	1,536	(43)
Corporate debt securities	7,334	(53)	5,321	(981)	12,655	(1,034)
Foreign debt securities	6,992	(13)	8,089	(738)	15,081	(751)
Residential mortgage-backed securities	—	—	579	(3)	579	(3)
Commercial mortgage-backed securities	8,015	(96)	2,181	(7)	10,196	(103)
Other asset-backed securities	—	—	2,171	(32)	2,171	(32)

Total fixed maturities	$34,298	$(167)	$19,877	$(1,804)	$54,175	$(1,971)

Total number of securities in an unrealized loss position						35

	Less than 12 Months		12 Months or Longer		Total
December 31, 2015	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
U.S. Treasury securities and U.S. Government obligations	$5,210	$(8)	$—	$—	$5,210	$(8)
Government sponsored agencies	507	(9)	—	—	507	(9)
Other political subdivisions	3,162	(98)	—	—	3,162	(98)
Corporate debt securities	48,819	(2,392)	1,396	(33)	50,215	(2,425)
Foreign debt securities	6,528	(382)	5,085	(777)	11,613	(1,159)
Residential mortgage-backed securities	3,021	(41)	6,701	(217)	9,722	(258)
Commercial mortgage-backed securities	7,422	(151)	2,108	(30)	9,530	(181)
Other asset-backed securities	1,467	(22)	928	(19)	2,395	(41)

Total fixed maturities	$76,136	$(3,103)	$16,218	$(1,076)	$92,354	$(4,179)

Total number of securities in an unrealized loss position						96

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

4. INVESTMENTS (Continued)

Realized Gains and Losses

        Gross realized gains and losses included in the consolidated statements of operations are as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2016	2015	2016	2015
	(in thousands)
Realized gains:
Fixed maturities	$—	$359	$1,563	$4,175
Realized gain on sale of equity investment(1)	—	29,620	—	29,620
Other	—	—	119	120

	—	29,979	1,682	33,915

Realized Losses:
Fixed maturities	—	(228)	(154)	(290)
Other	(143)	—	(143)	—

	(143)	(228)	(297)	(290)

Net realized (losses) gains	$(143)	$29,751	$1,385	$33,625

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

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

5. FAIR VALUE MEASUREMENTS (Continued)

        The following table presents our recurring fair value measurements by ASC-820-10 hierarchy levels (in thousands):

September 30, 2016	Total	Level 1	Level 2	Level 3(1)
Assets:
Fixed maturities, available for sale	$221,009	$—	$220,958	$51
Equity securities	6,404	—	6,404	—

Total assets	$227,413	$—	$227,362	$51

December 31, 2015
Assets:
Fixed maturities, available for sale	$281,776	$—	$281,674	$102
Equity securities	6,352	—	6,352	—

Total assets	$288,128	$—	$288,026	$102

(1)
Level 3 securities are all mortgage-backed and asset-backed securities at September 30, 2016 and December 31, 2015 and represent private-placement securities that are thinly traded and priced using an internal model or modeled by independent brokers.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

6. ACCUMULATED OTHER COMPREHENSIVE INCOME

        The components of accumulated other comprehensive income are as follows (in thousands):

	Net Unrealized Gains on Investments Available for Sale	Long-Term Claim Reserve Adjustment	Accumulated Other Comprehensive Income
Three months ended September 30, 2016
Balance as of July 1, 2016	$15,483	$(5,403)	$10,080
Other comprehensive loss before reclassifications	(9,355)	2,940	(6,415)
Less: Amounts reclassified from other comprehensive loss(1)	(6)	—	(6)

Net current-period other comprehensive loss	(9,349)	2,940	(6,409)

Balance as of September 30, 2016	$6,134	$(2,463)	$3,671

Three months ended September 30, 2015
Balance as of July 1, 2015	$11,605	$(4,641)	$6,964
Other comprehensive loss before reclassifications	(26)	10	(16)
Less: Amounts reclassified from other comprehensive loss(1)	68	—	68

Net current-period other comprehensive loss	(94)	10	(84)

Balance as of September 30, 2015	$11,511	$(4,631)	$6,880

Nine months ended September 30, 2016
Balance as of January 1, 2016	$6,090	$(3,342)	$2,748
Other comprehensive income before reclassifications	1,064	879	1,943
Less: Amounts reclassified from other comprehensive income(1)	1,020	—	1,020

Net current-period other comprehensive loss	44	879	923

Balance as of September 30, 2016	$6,134	$(2,463)	$3,671

Nine months ended September 30, 2015
Balance as of January 1, 2015	$19,088	$(6,440)	$12,648
Other comprehensive loss before reclassifications	(5,025)	1,809	(3,216)
Less: Amounts reclassified from other comprehensive loss(1)	2,552	—	2,552

Net current-period other comprehensive loss	(7,577)	1,809	(5,768)

Balance as of September 30, 2015	$11,511	$(4,631)	$6,880

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

        Compensation expense, included in other operating costs and expenses, and the related tax benefit were as follows:

	Three Months ended September 30,		Nine Months ended September 30,
	2016	2015	2016	2015
	(in thousands)
Stock options	$433	$734	$1,623	$3,459
Restricted stock awards	1,083	1,166	3,508	5,420

Total stock-based compensation expense	1,516	1,900	5,131	8,879
Less: stock-based compensation expense—discontinued operations	(22)	72	109	1,256

Stock-based compensation expense—continuing operations	1,538	1,828	5,022	7,623
Tax benefit recognized	538	640	1,757	2,668

Stock-based compensation expense—continuing operations, net of tax	$1,000	$1,188	$3,265	$4,955

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

        We estimated the fair value for options granted during the period at the date of grant with the following range of assumptions:

For options granted
2016
Weighted-average grant date fair value	$1.54 - $2.04
Risk free interest rates	0.65% - 1.09%
Dividend yields	0.00%
Expected volatility	33.15% - 33.86%
Expected lives of options (in years)	3.75 - 4.00

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

7. STOCK-BASED COMPENSATION (Continued)

        We did not capitalize any cost of stock-based compensation. Future expense may vary based upon factors such as the number of awards granted by us and the then-current fair value of such awards.

        A summary of option activity for the nine months ended September 30, 2016 is set forth below:

Options	Options (in thousands)	Weighted Average Exercise Price
Outstanding at January 1, 2016	4,871	$6.80
Granted	755	6.13
Exercised	(1,324)	6.09
Forfeited or expired	(208)	7.34

Outstanding at September 30, 2016	4,094	$6.89

        Options granted during 2016 included 358,000 performance options which vest ratably over a four-year period, but only if our stock price meets specified targets at the vesting dates. Vesting is cumulative, such that if a stock price target is missed on a vesting date, but a subsequent stock price target is met on a future vesting date, all previously unvested options would then vest. In addition, in the event of a Change in Control (as defined in the 2011 Equity Plan), all performance options will no longer vest in accordance with the performance-based criteria but instead shall vest as if such grants were originally granted as four-year time vested grants where 25% of such awards would vest on each of the first four anniversaries of the date of grant. These options were determined to contain a market condition for vesting under ASC 718—Compensation—Stock Compensation, and were valued using a Monte Carlo valuation approach.

        The total intrinsic value of stock options (the amount by which the market price of the stock on the date of exercise exceeded the exercise price of the option) exercised was $1.6 million and $3.4 million for the nine months ended September 30, 2016 and 2015, respectively.

        As of September 30, 2016, the total compensation cost related to non-vested option awards not yet recognized was $2.5 million, which we expect to recognize over a weighted average period of 2.5 years.

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

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

7. STOCK-BASED COMPENSATION (Continued)

        A summary of non-vested restricted stock award activity for the nine months ended September 30, 2016 is set forth below:

Non-Vested Restricted Stock	Shares (in thousands)	Weighted Average Grant-Date Fair Value
Non-vested at January 1, 2016	2,012	$5.66
Granted	805	4.84
Vested	(443)	8.41
Forfeited	(149)	6.43

Non-vested at Setpember 30, 2016	2,225	$4.76

        The fair value of restricted stock vested during the nine months ended September 30, 2016 was $2.6 million.

        Shares granted during 2016 included 382,000 performance shares which vest in the same manner as the performance options discussed above. These shares were determined to contain a market condition for vesting under ASC 718—Compensation—Stock Compensation, and were valued using a Monte Carlo valuation approach.

  Tax Benefits of Stock-Based Compensation

        ASC 718-10 requires us to report the benefits of tax deductions in excess of recognized compensation cost of equity awards as a financing cash flow. We recognized ($2.1) million and $0.1 million of financing cash flows for these excess tax deductions for the nine months ended September 30, 2016 and 2015, respectively.

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

(3) upon the occurrence of specified corporate events. The Convertible Notes were not convertible at any time during the three month or nine month periods ended September 30, 2016 and did not result in any dilution in our calculation of earnings per share.

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

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

8. CONVERTIBLE SENIOR NOTES DUE 2021; STOCK REPURCHASE (Continued)

        The Convertible Notes consist of the following components (in thousands):

September 30, 2016
Liability component:
Principal	$115,000
Conversion feature	(20,637)
Amortization	1,081

Principal balance in liabilities	95,444
Liability portion of debt issuance costs	(3,799)

Net carrying amount	$91,645

Equity component:
Conversion feature	$20,637
Equity portion of debt issuance costs	(875)
Deferred taxes	(6,917)

Net carrying amount	$12,845

        We used the net proceeds from the Convertible Notes, together with cash on hand, to (i) repurchase all (a)11,011,515 shares of our common stock held by certain affiliates of Perry Capital ("Perry") and (b) 7,098,775 shares of our common stock held by certain affiliates of Welsh, Carson, Anderson & Stowe ("WCAS"), at a purchase price of $6.80 per share, for an aggregate purchase price of approximately $123.0 million, and (ii) repurchase 2,082,800 shares of our common stock for an aggregate purchase price of approximately $15.1 million from purchasers of the convertible notes in privately negotiated transactions. Richard C. Perry, Chief Executive Officer of Perry Corp., and Sean M. Traynor, General Partner at WCAS, each resigned from our Board of Directors in connection with the repurchase of common stock from Perry and WCAS.

        We recognized interest expense on the Convertible Notes issued June 27, 2016 of $2.2 million for the three months ended September 30, 2016 and $2.3 million for the nine months ended September 30, 2016, which included $1.0 million and $1.1 million, respectively, of non-cash interest expense, representing amortization of the discount on the carrying amount of the Convertible Notes.

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

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

9. COMMITMENTS AND CONTINGENCIES (Continued)

        On October 22, 2013, we filed a lawsuit in the United States District Court for the District of Delaware against funds affiliated with the private equity firm GTCR, known as GTCR, David Katz, a former managing director of GTCR, and former senior management of APS Healthcare (Gregory Scott, Jerome Vaccaro and John McDonough). The lawsuit arose out of our acquisition of APS Healthcare from GTCR in March 2012.

        On September 9, 2016, we entered into a Settlement Agreement with funds affiliated with GTCR and the other individual defendants to fully resolve all of the parties' respective outstanding claims arising from the Company's acquisition of APS Healthcare from GTCR in 2012.

        Pursuant to the Settlement Agreement:

  •
  We acquired all of the 6,272,104 shares of common stock held by the funds affiliated with GTCR and the other individuals for an aggregate payment of $13.0 million. In addition, we received $1.6 million that was held in an escrow account relating to the acquisition. GTCR received $749,000 that was held in such escrow account.

  •
  George Sperzel, GTCR's designee on our board of directors, resigned from the Company's board of directors and the Letter Agreement dated as of March 2, 2012 between the Company and GTCR regarding board representation was terminated.

  Governmental Regulation

        Laws and regulations governing Medicare, Medicaid and other state and federal healthcare and insurance programs are complex and subject to significant interpretation. As part of the Affordable Care Act, known as ACA, CMS, State regulatory agencies and other regulatory agencies have been exercising increased oversight and regulatory authority over our Medicare and other businesses. Compliance with such laws and regulations is subject to CMS audit, other governmental review and investigation, including SEC investigations and significant and complex interpretation. CMS audits our Medicare Advantage plans with regularity to ensure we are in compliance with applicable laws, rules, regulations and CMS instructions. Our Medicare Advantage plans will likely be subject to audit in 2016 or 2017. There can be no assurance that we will be found to be in compliance with all such laws, rules and regulations in connection with these audits, reviews and investigations, and at times we have been found to be out of compliance. Failure to be in compliance can subject us to significant regulatory action including significant fines, penalties, cancellation of contracts with governmental agencies or operating restrictions on our business, including, without limitation, suspension of our ability to market to and enroll new members in our Medicare plans, termination of our contracts with CMS, exclusion from Medicare and other state and federal healthcare programs and inability to expand into new markets or add new products within existing markets.

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

        Financial data by segment, with a reconciliation of segment revenues and segment income (loss) before income taxes to total revenue and income from continuing operations before income taxes in accordance with U.S. generally accepted accounting principles is as follows:

	Three months ended September 30,
	2016		2015
	Revenues	Pre-tax Income (Loss) from Continuing Operations	Revenues	Pre-tax Income (Loss) from Continuing Operations
	(in thousands)
Medicare Advantage	$342,887	$7,624	$306,807	$(72)
MSO	—	(8,594)	—	(9,320)
Corporate & Other	841	(8,148)	3,406	(7,363)
Intersegment revenues	(196)	—	(174)	—
Adjustments to segment amounts:
Net realized (losses) gains(1)	(143)	(143)	29,751	29,751

Total	$343,389	$(9,261)	$339,790	$12,996

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

10. BUSINESS SEGMENT INFORMATION (Continued)

	Nine months ended September 30,
	2016		2015
	Revenues	Pre-tax Income (Loss) from Continuing Operations	Revenues	Pre-tax Income (Loss) from Continuing Operations
	(in thousands)
Medicare Advantage	$1,036,489	$47,664	$931,906	$18,628
MSO	—	4,072	—	(9,409)
Corporate & Other	1,410	(26,494)	6,895	(29,338)
Intersegment revenues	(520)	—	(601)	—
Adjustments to segment amounts:
Net realized gains(1)	1,385	1,385	33,625	33,625

Total	$1,038,764	$26,627	$971,825	$13,506

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

        For the three and nine months ended September 30, 2016 and 2015, due to the significance of permanent differences compared to projected pre-tax income for 2016, we determined our income tax provision using actual year-to-date financial results from continuing operations.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

11. OTHER DISCLOSURES (Continued)

        For the quarter ended September 30, 2016, our effective tax rate on continuing operations was 5.5%, resulting in an income tax benefit of $0.5 million. For the same period in 2015, our effective tax rate on continuing operations exceeded 100%, resulting in an income tax provision of $13.0 million. The difference in the effective tax rate from the statutory rate in both periods was driven by permanent differences, primarily the non-deductible ACA Fee and non-deductible interest expense on our preferred stock. State income taxes also contributed to the variance in the effective tax rate.

        For the nine months ended September 30, 2016, our effective tax rate on continuing operations was 58.1%, resulting in an income tax provision of $15.5 million. For the same period in 2015, our effective tax rate on continuing operations was 56.4%, resulting in an income tax provision of $7.6 million. The effective tax rate for the nine months ended September 30, 2016 was driven by permanent differences, primarily the non-deductible ACA Fee and non-deductible interest expense on our preferred stock. State income taxes also contributed to the variance in the effective tax rates. For the nine months ended September 30, 2015, the tax benefit included $5.1 million in foreign tax credit carryforwards created in connection with the February 2015 sale of APS Puerto Rico. Excluding the foreign tax credit carryforwards, the effective tax rate was 94.4%, driven by permanent items, including the non-deductible ACA Fee and non-deductible interest expense. State and foreign income taxes also contributed to the variance in the effective tax rate.

        The significance of non-deductible permanent differences (primarily ACA fee and interest on our preferred stock) in relation to our pre-tax income results in a high effective tax rate, which may continue.

        Unconsolidated Subsidiaries:    We account for our participation in the ACOs using the equity method. Gains and losses from our participation in the ACOs are reported as equity in losses of unconsolidated subsidiaries in the consolidated statements of operations. Our net investment in the ACOs is reported in other assets in the consolidated balance sheets. We recognized equity in losses of our unconsolidated ACOs of $5.2 million and 7.4 million for the three months ended September 30, 2016 and 2015, respectively, and equity in earnings (losses) of $14.5 million and $(1.1) million for the nine months ended September 30, 2016 and 2015, respectively.

        The condensed financial information for 100% of our unconsolidated ACOs is as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2016	2015	2016	2015
	(in thousands)
Total revenue	$70	$—	$41,057	$26,924
Total expenses	5,093	7,446	15,948	22,018

Net (loss) income	$(5,023)	$(7,446)	$25,109	$4,906

        During the second quarter ended June 30, 2016, we recognized $41.0 million of gross shared savings revenue from our ACOs. $39.8 million related to program year 2015 shared savings from 10 of our MSSP ACOs and $1.2 million of program year 2016 shared savings revenue for our new Next

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

11. OTHER DISCLOSURES (Continued)

Generation ACO. During the quarter ended September 30, 2016, we adjusted MSSP program year 2015 revenues by $0.1 million, reflecting a true up to the actual cash received from CMS during the quarter. We also determined that no change in the program year 2016 shared savings revenue accrual for the Next Generation ACO was required. This compares with $26.9 million of program year 2014 gross shared savings revenue recognized from 9 of our MSSP ACOs during the second quarter ended June 30, 2015. For additional information on our ACOs, see Note 1—Organization and Company Background and Note 2—Basis of Presentation.

        Common Stock:    In connection with the stock purchase agreements and the stock repurchase discussed in Note 8, and the litigation settlement discussed in Note 9, we retired 23.2 million shares of our voting common stock and all 3.3 million shares of our non-voting common stock. Changes in the number of shares of voting common stock issued and outstanding for the nine months ended September 30, 2016 were as follows (in thousands):

Balance at January 1, 2016	81,312
Issuance of common stock	472
Exercise of stock options	137
Share buyback/cancellation	(23,165)

Balance at September 30, 2016	58,756

        Earnings Per Common Share Computation:    Under ASC 260, Earnings Per Share, income (loss) from continuing operations is the trigger for determining whether potential common stock equivalents are dilutive or anti-dilutive when calculating diluted earnings per share. Diluted EPS includes the dilutive effect of the unvested restricted stock and stock options outstanding during the period. For the three months ended September 30, 2016 and 2015, we had losses from continuing operations and accordingly, excluded common stock equivalents of 0.7 million from the calculation of diluted earnings per share for both periods.

12. DISCONTINUED OPERATIONS

        Sale of Traditional Insurance Business:    On August 3, 2016 we completed the sale of our Traditional Insurance business to Nassau Re. Under the terms of the agreement, Nassau Re acquired all of the shares of Constitution Life and Pyramid, as well as the Traditional Insurance business written by Progressive on a 100% coinsurance basis. At closing, we received approximately $30.5 million in cash, which, under the terms of the agreement, is subject to post-closing price adjustments based on actual capital and surplus of Constitution Life and Pyramid compared to the target statutory capital and surplus of $68.5 million. We were also entitled to receive potential earn-out payments through June 30, 2018 that we agreed to settle currently for $11.4 million in cash, which we received in October 2016.

        As of December 31, 2015, in accordance with ASC 360-10, Property, Plant and Equipment and ASC 205-20, Presentation of Financial Statements—Discontinued Operations, we determined that our Traditional Insurance business should be classified as held for sale and reported in discontinued operations. Under ASC 360-10-35, a long-lived asset classified as held for sale shall be measured at the lower of its carrying amount or fair value less cost to sell. We determined fair value at the balance sheet date, by calculating estimated net proceeds, using actual statutory surplus, estimating the

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

12. DISCONTINUED OPERATIONS (Continued)

likelihood of receiving any earn-out and estimating closing costs. Estimated net proceeds were compared to the GAAP book value of the entities being sold and the business being reinsured. At December 31, 2015, our analysis indicated a pre-tax loss of $149.2 million, generating a deferred tax benefit of $40.9 million, against which we recorded a $25.6 million valuation allowance, resulting in an after-tax loss of $133.8 million. We adjusted the carrying value to estimated fair value at September 30, 2016, which resulted in an after tax gain of $3.9 million and $0.4 million for three months and nine months ended September 30, 2016, respectively. The gain recorded in the third quarter included the reclassification of $4.8 million, after tax, of AOCI related to the sale of the Traditional Insurance business to the cumulative loss on the transaction. This was partially offset by a $1.0 million after-tax adjustment to reflect the early cash settlement of the earn-out. Additionally, discontinued operations treatment requires that the related assets and liabilities for the current period and all historical periods presented are reclassified as assets and liabilities held for sale in our consolidated balance sheets, and the related operating results and cash flows for the current period and all historical periods presented have been reclassified as discontinued operations in our consolidated financial statements.

        In connection with the sale of our Traditional Insurance business, we agreed to provide certain support services to Nassau Re under a transition service agreement, or TSA. During the three and nine months ending September 30, 2016, we recognized fee income of $0.4 million.

        Sale of Total Care Medicaid Plan:    On August 1, 2016, we completed the sale of TONY, which operates the Total Care Medicaid plan, to Molina for an adjusted purchase price of $38.0 million, subject to closing date balance sheet adjustments, resulting in a pre-tax gain of $20.4 million.

        As of June 30, 2016, in accordance with ASC 360-10 and ASC 205-20, we determined that our Total Care business should be classified as held for sale and reported in discontinued operations. Additionally, discontinued operations treatment requires that the related assets and liabilities for all historical periods presented are reclassified as assets and liabilities held for sale in our consolidated balance sheets, and the related operating results and cash flows for the current period and all historical periods presented have been reclassified as discontinued operations in our consolidated financial statements.

        In connection with the sale of the Total Care business, we agreed to provide certain support services to Molina under a TSA. During the three and nine months ending September 30, 2016, we recognized fee income of $0.2 million.

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

        In addition, the transaction included a potential earn-out based on certain contract renewals. Due to the variability in the length of time over which the contract renewals could occur and the difficulty of estimating the success of such renewals, we considered the potential earn-out to be a contingent gain which was recorded only if and when we determined it to be realizable. We recorded earn-out revenue of $4.4 million and $12.1 million based on amounts received from the buyer during the three and nine months ended September 30, 2016, respectively. The amounts received in the third quarter of 2016 represented the final settlement of earn-out revenue.

        In connection with the sales of the APS businesses, we agreed to provide certain support services to the buyers under TSA's. During the three and nine months ending September 30, 2015, we recognized fee income of $1.2 million and $2.9 million respectively. All APS-related TSA services were completed as of December 31, 2015.

        Effective with the sale of our APS Healthcare businesses, in accordance with ASC 205-20, the results of operations and cash flows related to APS Healthcare are reported as discontinued operations for all periods presented. In addition, the related assets and liabilities have been segregated from the assets and liabilities related to our continuing operations and are presented separately in our consolidated balance sheets as of September 30, 2016 and December 31, 2015, respectively.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

12. DISCONTINUED OPERATIONS (Continued)

        Discontinued Operations Summary Financial Information:    Summarized financial information for our discontinued operations is presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)
Revenues:
Net premiums	$28,575	$89,525	$198,194	$285,627
Net investment income	1,324	4,038	9,145	13,532
Fee and other income	140	403	914	32,127
Net realized (losses) gains	(11)	(27)	160	41

Total revenues	30,028	93,939	208,413	331,327

Benefits, claims and expenses:
Claims and other benefits	25,324	75,976	172,427	242,269
Change in deferred policy acquisition costs	—	2,621	—	8,489
Amortization of intangible assets	67	267	470	1,191
Affordable Care Act fee	279	891	1,919	2,551
Other operating costs and expenses	4,651	12,036	30,518	74,621

Total benefits, claims and expenses	30,321	91,791	205,334	329,121

Operating income	(293)	2,148	3,079	2,206
Non-operating results:
Total Care—gain on sale	20,407	—	20,407	—
APS Healthcare(1)	34,069	1,366	41,746	(17,303)
Traditional Insurance—gain on sale	2,776	—	2,792	—

Income (loss) from discontinued operations before income taxes	56,959	3,514	68,024	(15,097)
Provision for (benefit from) income taxes	(2,679)	657	5,298	(6,796)

Income (loss) from discontinued operations	$59,638	$2,857	$62,726	$(8,301)

(1)
2016 amounts include earn-out revenues and litigation settlement, while 2015 amounts represent initial gain (loss) on Sale of APS Healthcare. See Note 9—Commitments and Contingencies for additional information.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

12. DISCONTINUED OPERATIONS (Continued)

        Total assets and liabilities of discontinued operations are as follows:

	September 30, 2016	December 31, 2015
	(in thousands)
Assets
Fixed maturities available for sale, at fair value	$53,425	$427,690
Other invested assets	—	12,800

Total investments	53,425	440,490
Cash and cash equivalents	1,388	6,628
Accrued investment income	501	3,196
Reinsurance recoverables—life	109,361	476,863
Reinsurance recoverables—health	57,157	130,501
Due and unpaid premiums	443	27,565
Goodwill and intangible assets	—	4,197
Deferred income tax asset	3,696	—
Income taxes receivable	—	10,194
Other healthcare receivables	—	2,045
Net amounts receivable from continuing operations	37	44,289
Other assets	12,238	4,602

Total assets	$238,246	$1,150,570

Liabilities
Reserves and other policy liabilities—life	$109,526	$495,518
Reserves for future policy benefits—health	54,493	539,307
Policy and contract claims—health	2,867	38,482
Premiums received in advance	399	2,000
Amounts due to reinsurers	1,665	2,325
Deferred income tax liability	—	7,491
Other liabilities	67,122	30,916

Total liabilities	$236,072	$1,116,039

ITEM 2—MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

        The following discussion and analysis presents a review of our financial condition as of September 30, 2016 and our results of operations for the three months and nine months ended September 30, 2016 and 2015. As used in this quarterly report, except as otherwise indicated, references to the "Company," "Universal American," "we," "our," and "us" are to Universal American Corp., a Delaware corporation and its subsidiaries.

        You should read the following analysis of our consolidated results of operations and financial condition in conjunction with the consolidated financial statements and related consolidated footnotes included elsewhere in this Quarterly Report on Form 10-Q as well as the Consolidated Financial Statements and related consolidated footnotes and the Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2015. The following discussion contains forward-looking statements that involve risks, uncertainties and assumptions that could cause our actual results to differ materially from management's expectations. Factors that could cause such differences include those set forth or incorporated by reference in our Annual Report on Form 10-K for the year ended December 31, 2015 filed on March 10, 2016 under Part II, Item 1A—Risk Factors, as modified by the changes to those risk factors included in our first and second quarter Form 10-Qs we filed with the SEC subsequent to March 10, 2016.

Overview

        Universal American, through our family of healthcare companies, provides health benefits to people covered by Medicare. Our core strength is our ability to partner with providers, especially primary care physicians, to improve health outcomes while reducing cost in the Medicare population. We currently are focused on two main businesses:

  •
  Medicare Advantage:  We serve the growing Medicare population by providing Medicare Advantage products to approximately 114,400 members as of September 30, 2016. Approximately 32% of the Medicare population in the United States is currently enrolled in Medicare Advantage plans; a type of Medicare health plan offered by private companies that contract with the federal government to provide enrollees with health insurance. Our current focus is to grow our Medicare Advantage business in Texas (primarily Houston/Beaumont), upstate New York and Maine, regions in which we have meaningful market positions.

  •
  Management Services Organization (MSO):  We believe there is a significant opportunity to address the high cost and lack of coordination of health care for the majority of the Medicare fee-for-service population and have joined with provider groups to operate Accountable Care Organizations, or ACOs, that participate in the Medicare Shared Savings Program, known as the MSSP and the Next Generation ACO model. We currently operate twenty-two MSSP ACOs and one Next Generation ACO, including approximately 5,200 participating providers with approximately 236,800 assigned Medicare fee-for-service beneficiaries.

Recent Developments

        ACO Revenue:    On July 29, 2016, CMS informed us that our MSSP ACOs generated $97 million in gross savings for program year 2015. This compares to $80 million in gross savings for program year 2014, which we reported in the second quarter of 2015. 10 of our ACO's qualified for shared savings payments, compared to 9 in program year 2014, and received payments of $39.8 million, compared to $26.9 million in program year 2014. Our share of these payments for 2016, after payments to our physician partners of $11.3 million, is $28.5 million, compared to $20.9 million in 2015, and is reflected in equity in earnings (losses) of unconsolidated subsidiaries in our consolidated statements of operations. We received these payments during the third quarter of 2016. In addition, during the second quarter ended June 30, 2016, we recorded $1.2 million of program year 2016 shared savings revenue for our new Next Generation ACO. We determined that no change in the program year 2016 shared savings revenue accrual for the Next Generation ACO was required during the quarter ended September 30, 2016.

        Sale of Traditional Insurance Business:    On August 3, 2016 we completed the sale of our Traditional Insurance business to Nassau Reinsurance Group Holdings, L.P. ("Nassau Re"). Under the terms of the agreement, Nassau Re acquired all of the shares of Constitution Life Insurance Company ("Constitution Life") and The Pyramid Life Insurance Company ("Pyramid"), as well as the Traditional Insurance business written by American Progressive Life & Health Insurance Company of New York ("Progressive") on a 100% coinsurance basis. See Note 12—Discontinued Operations in the Notes to Consolidated Financial Statements for further details.

        Sale of Total Care Medicaid Plan:    On August 1, 2016, we completed the sale of all the outstanding equity interests of Today's Options of New York, Inc., ("TONY"), which operates the Total Care Medicaid plan to Molina Healthcare, Inc. ("Molina"). For further discussion of this transaction, see Note 12—Discontinued Operations in the Notes to Consolidated Financial Statements.

Membership/Beneficiaries

        The following table presents our membership in Medicare Advantage products:

	September 30, 2016	December 31, 2015
	(in thousands)
Houston/Beaumont	65.5	63.0
Dallas	3.0	3.6
SETX dSNP	0.3	—

Texas	68.8	66.6
Upstate New York/Maine	45.6	40.5

Medicare Advantage	114.4	107.1

Results of Operations—Consolidated Overview

        The following table reflects (loss) income before income taxes from each of our segments and contains a reconciliation to reported net income (loss) in accordance with U.S. GAAP. We evaluate the results of operations of our segments based on income (loss) before realized gains and income taxes. We believe that realized gains are not indicative of overall operating trends. This differs from

U.S. GAAP, which includes the effect of realized gains and income taxes in the determination of net income.

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
	(in thousands, except per share amounts)
Medicare Advantage	$7,624	$(72)	$47,664	$18,628
MSO	(8,594)	(9,320)	4,072	(9,409)
Corporate & Other	(8,148)	(7,363)	(26,494)	(29,338)
Net realized (losses) gains	(143)	29,751	1,385	33,625

(Loss) income before income taxes	(9,261)	12,996	26,627	13,506
(Benefit from) provision for income taxes	(504)	13,045	15,473	7,618

(Loss) income from continuing operations	(8,757)	(49)	11,154	5,888
Income (loss) from discontinued operations	59,638	2,857	62,726	(8,301)

Net income (loss)	$50,881	$2,808	$73,880	$(2,413)

Income (loss) per common share (diluted):
(Loss) income from continuing operations	$(0.14)	$—	$0.15	$0.07
Income (loss) from discontinued operations	0.97	0.03	0.82	(0.10)

Net income (loss)	$0.83	$0.03	$0.97	$(0.03)

  Three months ended September 30, 2016 and 2015

        Loss from continuing operations was $8.8 million, or $0.14 per diluted share, for the quarter ended September 30, 2016 compared to a loss of less than $0.1 million, or less than $0.01 per diluted share for the quarter ended September 30, 2015.

        Our Medicare Advantage segment generated income before income taxes of $7.6 million for the quarter ended September 30, 2016; an increase of $7.7 million compared to the quarter ended September 30, 2015. The increase in earnings was driven primarily by higher premium per member, membership growth, lower MBR, a decrease in unfavorable prior period items and lower ACA fee expense; partially offset by lower net investment income and a membership-driven increase in commissions and general expenses. The quarter ended September 30, 2016 included $2.1 million of net unfavorable prior period items compared to $3.3 million of net unfavorable items for the quarter ended September 30, 2015. Effective January 1, 2016, we changed the way we estimate changes in risk-adjusted premiums receivable from CMS, which resulted in the accelerated recognition of approximately $7.7 million of additional current year premium revenue in third quarter 2016 compared to third quarter 2015.

        Our MSO segment generated a loss before income taxes of $8.6 million for the three months ended September 30, 2016, compared to a loss of $9.3 million for the same period of 2015, a decrease of $0.7 million. We also determined that no change in the program year 2016 shared savings revenue accrual for the Next Generation ACO was required. Operating expenses for the quarter were $8.5 million compared to $9.3 million for the quarter ended September 30, 2015, reflecting fewer active ACOs in 2016.

        Our Corporate & Other segment reported a loss of $8.1 million for the three months ended September 30, 2016 compared to a loss of $7.4 million in the same period in 2015. This was primarily due to lower net investment income and higher debt service costs due to the convertible notes issued in June 2016, partially offset by lower legal and consulting costs. Fee and other income and commissions and general expenses both declined in 2016 due to the elimination of TSA fees and related expenses related to APS Healthcare.

        For the quarter ended September 30, 2016, our effective tax rate on continuing operations was 5.5%, resulting in an income tax benefit of $0.5 million. For the same period in 2015, our effective tax rate on continuing operations exceeded 100%, resulting in an income tax provision of $13.0 million. The difference in the effective tax rate from the statutory rate in both periods was driven by permanent differences, primarily the non-deductible ACA Fee and non-deductible interest expense on our preferred stock. State income taxes also contributed to the variance in the effective tax rate.

        Income from discontinued operations, after tax, was $59.6 million and $2.9 million for the three months ended September 30, 2016 and 2015, respectively. Discontinued Operations includes the results of our Total Care Medicaid Plan and Traditional Insurance business which were sold in August 2016 and APS Healthcare, which was sold during 2015. For further information on these businesses, see Note 12—Discontinued Operations in the Notes to Consolidated Financial Statements.

  Nine months ended September 30, 2016 and 2015

        Income from continuing operations was $11.2 million, or $0.15 per diluted share, for the nine months ended September 30, 2016 compared to income of $5.9 million, or $0.07 per diluted share for the nine months ended September 30, 2015.

        Our Medicare Advantage segment generated income before income taxes of $47.7 million for the nine months ended September 30, 2016; an increase of $29.0 million compared to the nine months ended September 30, 2015. The increase in earnings was driven primarily by higher premium per member, membership growth, lower MBR, an increase in favorable prior period items and lower ACA fee expense; partially offset by lower net investment income, and a membership-driven increase in commissions and general expenses. The nine months ended September 30, 2016 included $7.9 million of net favorable prior period items compared to $6.2 million of net favorable items for the nine months ended September 30, 2015. Effective January 1, 2016, we changed the way we estimate changes in risk-adjusted premiums receivable from CMS, which resulted in the accelerated recognition of approximately $26.5 million of additional current year premium revenue in the first nine months of 2016.

        Our MSO segment generated income before income taxes of $4.1 million for the nine months ended September 30, 2016, compared to a loss of $9.4 million for the nine months ended September 30, 2015, an increase of $13.5 million. During the nine months ended September 30, 2016, we recognized $29.6 million of net shared savings revenue from our ACOs. $27.7 million related to program year 2015 shared savings from 10 of our MSSP ACOs and $1.2 million related to program year 2016 shared savings revenue for our new Next Generation ACO. 2016 revenue also includes additional program year 2014 revenue of $0.7 million recognized in the first quarter of 2016 as a result of the restructuring of the program year 2014 shared savings distribution for two ACOs during the first quarter of 2016. This compares with $20.9 million of program year 2014 net shared savings revenue recognized from 9 of our MSSP ACOs during the nine months ended September 30, 2015. Operating expenses for the nine months ended September 30, 2016 were $26.4 million compared to $30.3 million for the nine months ended September 30, 2015, reflecting fewer active ACOs in 2016.

        Our Corporate & Other segment reported a loss of $26.5 million for the nine months ended September 30, 2016 compared to a loss of $29.3 million in the same period in 2015. This was primarily due to continuation of our expense reduction initiatives and lower legal and consulting costs partially offset by lower net investment income and higher debt service. Fee and other income and commissions and general expenses both declined in 2016 due to the elimination of TSA fees and related expenses related to APS Healthcare.

        For the nine months ended September 30, 2016, our effective tax rate on continuing operations was 58.1%, resulting in an income tax provision of $15.5 million. For the same period in 2015, our effective tax rate on continuing operations was 56.4%, resulting in an income tax provision of $7.6 million. The effective tax rate for the nine months ended September 30, 2016 was driven by permanent differences, primarily the non-deductible ACA Fee and non-deductible interest expense on our preferred stock. State income taxes also contributed to the variance in the effective tax rates. For the nine months ended September 30, 2015, the tax benefit included $5.1 million in foreign tax credit carryforwards created in connection with the February 2015 sale of APS Puerto Rico. Excluding the foreign tax credit carryforwards, the effective tax rate was 94.4%, driven by permanent items, including the non-deductible ACA Fee and non-deductible interest expense. State and foreign income taxes also contributed to the variance in the effective tax rate.

        Income from discontinued operations, after tax, was $62.7 million for the nine months ended September 30, 2016 compared to a loss of $8.3 million for the nine months ended September 30, 2015. Discontinued Operations includes the results of our Total Care Medicaid Plan and Traditional Insurance business, which were sold in August 2016 and APS Healthcare, which was sold during 2015. For further information on these businesses, see Note 12—Discontinued Operations in the Notes to Consolidated Financial Statements.

Segment Results—Medicare Advantage

        The following table presents the results of our Medicare Advantage segment:

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
	(in thousands)
Net premiums	$340,643	$304,311	$1,029,158	$923,925
Net investment and other income	2,244	2,496	7,331	7,981

Total revenue	342,887	306,807	1,036,489	931,906

Medical expenses	290,982	267,652	868,150	801,981
ACA fee	5,516	6,413	16,293	19,098
Commissions and general expenses	38,765	32,814	104,382	92,199

Total benefits, claims and other deductions	335,263	306,879	988,825	913,278

Segment income (loss) before income taxes	$7,624	$(72)	$47,664	$18,628

        Our Medicare Advantage segment includes the operations of our Medicare coordinated care HMO, PPO and Network PFFS Plans (collectively known as the Plans). Our HMOs offer coverage to Medicare members primarily in Southeastern Texas (primarily Houston/Beaumont) and the Dallas area. Our PPO and Network PFFS Plans offer coverage primarily in upstate New York and Maine.

  Three months ended September 30, 2016 and 2015

        Our Medicare Advantage segment generated income before income taxes of $7.6 million for the quarter ended September 30, 2016; an increase of $7.7 million compared to the quarter ended September 30, 2015. The increase in earnings was driven primarily by higher premium per member, membership growth, lower MBR, a decrease in unfavorable prior period items and lower ACA fee expense; partially offset by lower net investment income and a membership-driven increase in commissions and general expenses. The quarter ended September 30, 2016 included $2.1 million of net unfavorable prior period items compared to $3.3 million of net unfavorable items for the quarter ended September 30, 2015. Effective January 1, 2016, we changed the way we estimate changes in risk-adjusted premiums receivable from CMS, which resulted in the accelerated recognition of approximately $7.7 million of additional current year premium revenue in third quarter 2016 compared to third quarter 2015.

        Net premiums.    Net premiums for the Medicare Advantage segment increased by $36.3 million for the quarter ended September 30, 2016 compared with the same period in 2015, due to membership growth, an increase in premium per member driven by the change in revenue recognition policy in 2016 described above and an increase in favorable prior period items. The quarter ended September 30, 2016 included $2.4 million of net favorable prior period items recognized in Net premiums. There were no prior period items recognized during the quarter ended September 30, 2015.

        Medical expenses.    Medical expenses increased by $23.3 million for the quarter ended September 30, 2016 compared to the quarter ended September 30, 2015. The increase was driven by membership growth, an increase in utilization and an increase in unfavorable prior period items. Medical expenses for the quarter ended September 30, 2016 included $4.5 million of net unfavorable items related to prior periods, compared to $3.3 million of net unfavorable items related to prior periods for the quarter ended September 30, 2015.

        Quality improvement initiative costs are included in medical expenses in connection with the reporting of minimum medical loss ratios under the ACA. The following table provides a breakdown of medical expenses and the related medical benefits ratios:

	Three months ended September 30,
	2016		2015
	($ in thousands)
Quality Initiatives	$6,011	1.7%	$5,791	1.9%
Medical Benefits	284,971	83.7%	261,861	86.1%

Total Benefits	$290,982	85.4%	$267,652	88.0%

        Adjusting for the prior year items discussed above in net premiums and medical expenses, for the quarter ended September 30, 2016, our medical benefit ratio MBR, excluding quality initiative costs, was 82.9%. Our medical benefit MBRs for the quarter ended September 30, 2016, as reported and recast to exclude prior period items, are summarized in the table below:

	Reported	Recast
Texas HMOs	84.5%	83.3%
Upstate New York/Maine	82.8%	82.2%
Total Medicare Advantage	83.7%	82.9%

        ACA fee.    The ACA fee for the three months ended September 30, 2016 amounted to $5.5 million or 1.8% of 2015 net premiums compared to $6.4 million or 1.9% of 2014 net premiums. The ACA fee is based on prior year premiums and is included in the calculation of minimum medical loss ratios under the ACA. The decrease in the ACA fee is due to lower full year premiums in 2015 compared to 2014, which was the result of lower membership in 2015 due to service area reductions effective January 1, 2015.

        Commissions and general expenses.    Commissions and general expenses for the three months ended September 30, 2016 increased $6.0 million compared to the same period in 2015, primarily due to higher membership and current period expenses. Our administrative expense ratio increased to 11.4% for the three months ended September 30, 2016 compared to 10.8% for the three months ended September 30, 2015.

  Nine months ended September 30, 2016 and 2015

        Our Medicare Advantage segment generated income before income taxes of $47.7 million for the nine months ended September 30, 2016; an increase of $29.0 million compared to the nine months ended September 30, 2015. The increase in earnings was driven primarily by higher premium per member, membership growth, lower MBR, an increase in favorable prior period items and lower ACA fee expense; partially offset by lower net investment income, and a membership-driven increase in commissions and general expenses. The nine months ended September 30, 2016 included $7.9 million of net favorable prior period items compared to $6.2 million of net favorable items for the nine months ended September 30, 2015. Effective January 1, 2016, we changed the way we estimate changes in risk-adjusted premiums receivable from CMS, which resulted in the accelerated recognition of approximately $26.5 million of additional current year premium revenue in the first nine months of 2016.

        Net premiums.    Net premiums for the Medicare Advantage segment increased by $105.2 million for the nine months ended September 30, 2016 compared with the same period in 2015, due to membership growth and an increase in premium per member driven by the change in our revenue recognition policy in 2016 described above; partially offset by a $2.7 million reduction in favorable prior period items. The nine months ended September 30, 2016 included $12.4 million of net favorable prior period items recognized in net premiums as compared to $15.1 million of net favorable prior period items recognized for the nine months ended September 30, 2015.

        Medical expenses.    Medical expenses increased by $66.2 million for the nine months ended September 30, 2016 compared to the same period ended September 30, 2015. The increase was driven by membership growth and increased utilization; partially offset by lower unfavorable prior period items. Medical expenses for the nine months ended September 30, 2016 included $4.5 million of net unfavorable items related to prior periods, compared to $8.9 million of net unfavorable items related to prior periods for the nine months ended September 30, 2015.

        Quality improvement initiative costs are included in medical expenses in connection with the reporting of minimum medical loss ratios under the ACA. The following table provides a breakdown of medical expenses and the related medical benefits ratios:

	Nine months ended September 30,
	2016		2015
	($ in thousands)
Quality Initiatives	$17,250	1.7%	$18,777	2.0%
Medical Benefits	850,900	82.7%	783,204	84.8%

Total Benefits	$868,150	84.4%	$801,981	86.8%

        Adjusting for the prior year items discussed above in net premiums and medical expenses, for the nine months ended September 30, 2016, our medical benefit ratio MBR, excluding quality initiative costs, was 83.3%. Our medical benefit MBRs for the nine months ended September 30, 2016, as reported and recast to exclude prior year items, are summarized in the table below:

	Reported	Recast
Texas HMOs Medical Benefit Ratio	82.8%	83.4%
Upstate New York/Maine Medical Benefit Ratio	83.1%	83.1%
Total Medicare Advantage	82.7%	83.3%

        ACA fee.    The ACA fee for the nine months ended September 30, 2016 amounted to $16.3 million or 1.8% of 2015 net premiums compared to $19.1 million or 1.8% of 2014 net premiums. The ACA fee is based on prior year premiums and is included in the calculation of minimum medical loss ratios under the ACA. The decrease in the ACA fee is due to lower full year premiums in 2015 compared to 2014, which was the result of lower membership in 2015 due to service area reductions effective January 1, 2015.

        Commissions and general expenses.    Commissions and general expenses for the nine months ended September 30, 2016 increased $12.2 million compared to the same period in 2015, primarily due to higher membership and current period expenses. Our administrative expense ratio increased to 10.1% for the nine months ended September 30, 2016 compared to 10.0% for the nine months ended September 30, 2015.

Segment Results—Management Services Organization

        The following table represents the operating results of our MSO segment, consolidating the ACOs in which we participate with the operations of our Collaborative Health Systems (CHS) subsidiary:

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
	(in thousands)
Shared Savings Revenue:
Gross Shared Savings(1)	$70	$—	$41,057	$26,924
ACO Partner Share(2)	(147)	—	(10,606)	(6,040)

Net Shared Savings Revenue	(77)	—	30,451	20,884
Operating expenses	8,517	9,320	26,379	30,293

(Loss) income before income taxes	$(8,594)	$(9,320)	$4,072	$(9,409)

(1)
2016 represents shared savings revenues recorded in 2016 related to program year 2015 as well as estimated program year 2016 shared savings revenue for our new Next Generation ACO for the three and nine month periods ended September 30, 2016. 2015 represents shared savings revenues recorded in 2015 related to program year 2014.

(2)
2016 revenue includes our ACO partners' share of program year 2015 shared savings as well as additional program year 2014 revenue due to CHS as a result of the restructuring of the program year 2014 shared savings distribution for two ACOs during the first quarter of 2016.

        Our MSO segment supports our healthcare provider partnerships in the development of value-based healthcare models, such as ACOs, with a variety of capabilities and resources including technology, analytics, clinical care coordination, regulatory compliance and program administration. This segment includes our CHS subsidiary and affiliated ACOs. CHS works with physicians and other healthcare professionals to operate ACOs under the MSSP and Next Generation ACO model. CHS provides these ACOs with care coordination, analytics and reporting, technology and other administrative capabilities to enable participating providers to deliver better care and lower healthcare costs for their Medicare fee-for-service beneficiaries. The Company provides funding to CHS to support the operating activities of CHS and the ACOs.

        We have determined that we cannot consolidate the ACOs and therefore, include our share of their operating results in Equity in losses of unconsolidated subsidiaries in our Consolidated Statements of Operations. In the table above, we have presented our share of the results of the ACOs combined with the results of CHS to provide a better understanding of our MSO segment's results of operations.

        The MSSP is relatively new and therefore has limited historical experience. This impacts our ability to accurately accumulate and interpret the data available for calculating the ACOs' shared savings. Therefore, during 2016 and 2015, we recognized our portion of ACO shared savings revenue when notified by CMS. Such notification lags the Program Year to which the revenue relates by six to nine months. Revenue for the 2015 Program Year, which ended on December 31, 2015, was recorded in the quarter ended June 30, 2016, and trued up in the quarter ended September 30, 2016. Revenue for the 2014 Program Year, which ended on December 31, 2014, was recorded in the quarter ended June 30, 2015. Based on the ACO operating agreements, we bear all costs of the ACO operations until revenue is recognized. At that point, we generally share in up to 100% of the revenue to recover our costs incurred. Any remaining revenue is generally shared equally with our ACO provider partners.

        Effective January 1, 2016, we commenced ACO operations in Houston, Texas under CMS' new Next Generation ACO model, which operates differently from our MSSP ACOs. Based on the year-to-date June 30, 2016 financial report received from CMS during the third quarter and current quarter claims information, we are able to estimate and record shared savings revenue related to ACO operations. Based on our analysis, we determined that no change in the program year 2016 shared savings revenue accrual for the Next Generation ACO was required during the quarter ended September 30, 2016.

  Three months ended September 30, 2016 and 2015

        Our MSO segment generated a loss before income taxes of $8.6 million for the three months ended September 30, 2016, compared to a loss of $9.3 million for the same period of 2015, a decrease of $0.7 million. We also determined that no change in the program year 2016 shared savings revenue accrual for the Next Generation ACO was required. Operating expenses for the quarter were $8.5 million compared to $9.3 million for the quarter ended September 30, 2015, reflecting fewer active ACOs in 2016.

  Nine months ended September 30, 2016 and 2015

        Our MSO segment generated income before income taxes of $4.1 million for the nine months ended September 30, 2016, compared to a loss of $9.4 million for the nine months ended September 30, 2015, an increase of $13.5 million. During the nine months ended September 30, 2016, we recognized $29.6 million of net shared savings revenue from our ACOs. $27.7 million related to program year 2015 shared savings from 10 of our MSSP ACOs and $1.2 million related to program year 2016 shared savings revenue for our new Next Generation ACO. 2016 revenue also includes additional program year 2014 revenue of $0.7 million recognized in the first quarter of 2016 as a result of the restructuring of the program year 2014 shared savings distribution for two ACOs during the first quarter of 2016. This compares with $20.9 million of program year 2014 net shared savings revenue recognized from 9 of our MSSP ACOs during the nine months ended September 30, 2015. Operating expenses for the nine months ended September 30, 2016 were $26.4 million compared to $30.3 million for the nine months ended September 30, 2015, reflecting fewer active ACOs in 2016.

Segment Results—Corporate & Other

        The following table presents the operating results of our Corporate & Other segment:

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
	(in thousands)
Net investment income	$49	$1,974	$216	$2,967
Fee and other income	792	1,432	1,194	3,928

Total revenue	841	3,406	1,410	6,895

Interest expense	3,087	1,260	5,093	4,277
Commissions and general expenses	5,902	9,509	22,811	31,956

Total benefits, claims and other deductions	8,989	10,769	27,904	36,233

Segment loss before income taxes	$(8,148)	$(7,363)	$(26,494)	$(29,338)

        Corporate & Other reflects the activities of our holding company and other ancillary operations.

  Three months ended September 30, 2016 and 2015

        Our Corporate & Other segment reported a loss of $8.1 million for the three months ended September 30, 2016 compared to a loss of $7.4 million in the same period in 2015. This was primarily due to lower net investment income and higher debt service costs due to the convertible note issued in June 2016, partially offset by lower legal and consulting costs. Fee and other income and commissions and general expenses both declined in 2016 due to the elimination of TSA fees and related expenses related to APS Healthcare.

        Net investment income.    Net investment income decreased by $1.9 million. In 2015, we received a distribution of $1.9 million on a cost-method minority investment that was subsequently sold.

        Fee and other income.    Fee and other income decreased by $0.6 million for the three months ended September 30, 2016 compared to the same period in 2015. In 2015, the segment recognized income for transition services provided to the acquirers of our APS Healthcare subsidiaries which were sold during the first half of 2015. These revenues are offset by expenses recognized in commissions and general expenses as noted below.

        Interest expense.    Interest expense increased by $1.8 million, as a result of the convertible notes issued in June 2016, which resulted in $2.2 million of interest expense, compared with the term loan paid off in October 2015, which had interest expense of $0.3 million.

        Commissions and general expenses.    Commissions and general expenses decreased by $3.6 million for the three months ended September 30, 2016 compared to the same period in 2015. The decrease was primarily due to lower legal and consulting costs, and expenses incurred in 2015 in connection with transition services provided to the acquirers of our APS Healthcare subsidiary, which are largely offset by fee and other income as noted above.

  Nine months ended September 30, 2016 and 2015

        Our Corporate & Other segment reported a loss of $26.5 million for the nine months ended September 30, 2016 compared to a loss of $29.3 million in the same period in 2015. This was primarily due to continuation of our expense reduction initiatives and lower legal and consulting costs partially offset by lower net investment income and higher debt service. Fee and other income and commissions and general expenses both declined in 2016 due to the elimination of TSA fees and related expenses related to APS Healthcare.

        Net investment income.    Net investment income decreased by $2.8 million for the nine months ended September 30, 2016 compared to the same period in 2015. In 2015, we received a distribution of $1.9 million on a cost-method minority investment that was subsequently sold and the segment received investment income on a loan to our APS Healthcare subsidiary which is reported in discontinued operations and was sold in 2015.

        Fee and other income.    Fee and other income decreased by $2.7 million for the nine months ended September 30, 2016 compared to the same period in 2015. In 2015, the segment recognized income for transition services provided to the acquirers of our APS Healthcare subsidiaries which were sold during the first half of 2015. These revenues are offset by expenses recognized in commissions and general expenses as noted below.

        Interest expense.    Interest expense increased by $0.8 million for the nine months ended September 30, 2016 compared to the same period in 2015 primarily as a result of the convertible notes issued in June 2016, which resulted in $2.3 million of interest expense, compared with the term loan paid off in October 2015, which had interest expense of $1.3 million.

        Commissions and general expenses.    Commissions and general expenses decreased by $9.1 million for the nine months ended September 30, 2016 compared to the same period in 2015. The decrease was primarily due to reduced amortization of deferred financing costs, continuation of our expense reduction initiatives, lower legal and consulting costs and expenses incurred in 2015 in connection with our transition services provided to the acquirers of our APS Healthcare subsidiary in 2015, partially offset by decreased recoveries of agent receivables that were previously written off.

Discontinued Operations

        The following table presents the primary components comprising income (loss) from discontinued operations:

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
	(in thousands)
Medicaid:
Operating results	$168	$510	$(4,134)	$(906)
Gain on sale	20,407	—	20,407	—

	20,575	510	16,273	(906)

Traditional Insurance:
Operating results	122	1,815	9,282	7,448
Realized gains	(11)	(27)	160	41
Gain on sale	2,776	—	2,792	—

	2,887	1,788	12,234	7,489

APS Healthcare	33,497	1,216	39,517	(21,680)

Income (loss) before income taxes	$56,959	$3,514	$68,024	$(15,097)

        Discontinued Operations includes the results of our Medicaid business, Traditional Insurance business and APS Healthcare. For further discussion of these businesses and our determination of their reporting as discontinued operations, see Note 12—Discontinued Operations in the Notes to Consolidated Financial Statements.

  Three months ended September 30, 2016 and 2015

        Universal American reported income from discontinued operations of $60.1 million for the quarter ended September 30, 2016 compared to $3.5 million for the quarter ended September 30, 2015.

        Medicaid—Gain on Sale:    On August 1, 2016, we completed the sale of TONY, which operates the Total Care Medicaid plan, to Molina for an adjusted purchase price of $38.0 million, subject to closing date balance sheet adjustments, resulting in a pre-tax gain of $20.4 million.

        Traditional Insurance—Operating Results:    Traditional Insurance had operating income of $0.1 million for the three months ended September 30, 2016 compared to $1.8 million for the same period in 2015. 2016 results only reflect one month of operations, as this business was sold on August 3, 2016.

        Traditional Insurance—Gain on Sale:    The gain recorded in the third quarter included the reclassification of $4.8 million of AOCI related to the sale of the Traditional Insurance business to adjust the cumulative loss on the transaction. This was partially offset by a $1.6 million adjustment to reflect the early cash settlement of the earn-out.

        APS Healthcare—    2016 amounts include earn-out revenues and litigation settlement, while 2015 amounts represent initial gain (loss) on sale of APS Healthcare. See Note 9—Commitments and Contingencies for additional information.

  Nine months ended September 30, 2016 and 2015

        Universal American reported income from discontinued operations of $71.2 million for the nine months ended September 30, 2016 compared to a loss of $15.1 million for the nine months ended September 30, 2015.

        Medicaid—Operating Results:    Medicaid had an operating loss of $4.1 million for the nine months ended September 30, 2016 compared to a loss of $0.9 million for the same period in 2015. This decrease was primarily due to higher claims costs, including unfavorable prior period items and higher expenses during 2016.

        Medicaid—Gain on Sale:    On August 1, 2016, we completed the sale of TONY, which operates the Total Care Medicaid plan, to Molina for an adjusted purchase price of $38.0 million, subject to closing date balance sheet adjustments, resulting in a pre-tax gain of $20.4 million.

        Traditional Insurance—Operating Results:    Traditional Insurance had operating income of $9.3 million for the nine months ended September 30, 2016 compared to $7.4 million for the same period in 2015. The increase was primarily driven by the absence of DAC amortization in 2016, since all DAC was written off at December 31, 2015 in connection with the Traditional Insurance fair value adjustment as well as lower levels of operating expenses, partially offset by lower earnings from a smaller block of in-force business.

        Traditional Insurance—Gain on Sale:    The gain recorded in the third quarter included the reclassification of $4.8 million of AOCI related to the sale of the Traditional Insurance business to adjust the cumulative loss on the transaction. This was partially offset by a $1.6 million adjustment to reflect the early cash settlement of the earn-out.

        APS Healthcare—Operating Results:    APS Healthcare had an operating gain of $27.4 million for the nine months ended September 30, 2016 compared with a loss of $4.4 million for the same period in 2015. Operating results for 2016 include the litigation settlement with GTCR. See Note 9—Commitments and Contingencies in the Notes to Consolidated Financial Statements for further details. .2015 results included one month of operating results for Puerto Rico and four months of results for the domestic business, which were both sold in 2015.

        APS Healthcare—    2016 amounts include earn-out revenues and litigation settlement, while 2015 amounts represent initial gain (loss) on sale of APS Healthcare. See Note 9—Commitments and Contingencies for additional information.

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

        The parent company's ongoing sources and uses of liquidity are derived primarily from the following:

  •
  dividends from and capital contributions to our Insurance and HMO subsidiaries—During the nine months ended September 30, 2016, SelectCare of Texas, Inc. ("SCOT") declared a $9.6 million dividend which was paid on July 21, 2016. No other dividends were declared or paid during 2016. In the third quarter of 2016, we made a capital contribution of $0.6 million to our Medicaid subsidiary, TONY, and a $0.1 million of capital contribution to our Texas-based dual-eligible special needs plan ("dSNP"), Today's Options of Texas, Inc. ("TOTX").

  •
  loans from and interest payments to our Insurance subsidiaries to support investments in our ACO business—During 2013, our Insurance subsidiaries loaned $22.0 million to our parent company. The parent company repaid $9.0 million of this loan in April 2015. The remaining $13.0 million loan payable was paid in August 2016. During the nine months ended September 30, 2016, the parent company paid interest totaling $0.3 million to our Insurance subsidiaries on such loans.

  •
  the cash flows of our other subsidiaries, including our Medicare Advantage management service organization—Net cash flows available to our parent company amounted to approximately $18.7 million during the nine months ended September 30, 2016.

  •
  the cash flows of our ACO business and other growth initiatives—For the nine months ended September 30, 2016, we funded expenses of approximately $26.4 million, pre-tax, related to our ACO business. Additionally, in September 2016, we received $39.8 million of gross proceeds from CMS for the 2015 program year. Distributions from these proceeds to our physician partners are expected to be completed in the fourth quarter of 2016.

  •
  payment of dividends to holders of our mandatorily redeemable preferred shares—In the nine months ended September 30, 2016, we paid $2.6 million of dividends to holders of our mandatorily redeemable preferred shares. The $40 million face value of those shares cannot be redeemed prior to 2017, unless there is a change in control of the Company.

  •
  payment of debt principal, interest and fees related to our convertible senior notes.

  •
  working capital loans to our Medicaid health plan—Prior to the sale of our Medicaid business, our parent company periodically provided loans to our Medicaid subsidiary, TONY, to bridge the timing difference between claims payments and premium receipts from New York State Department of Health. These loans were immediately repaid upon receipt of premiums. Upon closing of the sale of TONY to Molina Healthcare on August 1, 2016, TONY had no outstanding loan balance or unpaid accrued interest due to the parent company and the agreement was terminated.

  •
  payment of certain corporate overhead costs and public company expenses, net of revenues, which amounted to $18.6 million for the nine months ended September 30, 2016.

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

  •
  repurchases of our common stock—We used the net proceeds from the Convertible Notes, together with cash on hand, to (i) repurchase all (a)11,011,515 shares of our common stock held by certain affiliates of Perry Capital ("Perry") and (b) 7,098,775 shares of our common stock held by certain affiliates of Welsh, Carson, Anderson & Stowe ("WCAS"), at a purchase price of $6.80 per share, for an aggregate purchase price of approximately $123.0 million, and (ii) repurchase 2,082,800 shares of our common stock for an aggregate purchase price of approximately $15.1 million from purchasers of the convertible notes in privately negotiated transactions.

  •
  payment of dividends to shareholders—We do not currently pay a regular dividend to our shareholders, however, on October 26, 2015, we paid a special cash dividend of $0.75 per share. Payment of any future dividends would be dependent upon an evaluation of excess capital, as discussed below.

  •
  proceeds from the sale of subsidiaries—During the first quarter of 2015, we completed the sale of our APS Healthcare Puerto Rico subsidiaries for $26.5 million in cash. During the second quarter of 2015, we completed the sale of our domestic APS subsidiaries for $5.0 million in cash. On August 3, 2016 we completed the sale of our Traditional Insurance business to Nassau Re. At closing, we received approximately $30.5 million in cash, which, under the terms of the agreement, is subject to post-closing price adjustments based on actual capital and surplus of Constitution Life and Pyramid compared to the target statutory capital and surplus of $68.5 million. In October 2016, we received $11.4 million representing final settlement of all potential earn-out payments from this sale. On August 1, 2016, we completed the sale of all the outstanding equity interests of TONY, which operates the Total Care Medicaid plan to Molina for an adjusted purchase price of $38.0 million, subject to closing date balance sheet adjustments.

  •
  proceeds from the sale of and distributions received on investments—In August 2015, we sold our interest in our cost-basis investment in naviHealth for $35.6 million and received cash proceeds of $33.1 million, with the balance of $2.5 million held in escrow until fourth quarter 2016, and recorded a pre-tax realized gain of $29.6 million. In November 2015, we sold our interest in our cost-basis investment in DDDS for $6.6 million and received cash proceeds of $3.1 million, with the balance of $3.4 million representing the discounted fair value of a put option, exercisable in November 2018, and recorded a pre-tax realized gain of $6.1 million. Subsequently, in October 2016, we negotiated and received final settlement of this put option for $3.3 million. In addition, in 2015, we received a total of $2.0 million in cash distributions from DDDS.

  •
  As of September 30, 2016, we had approximately $119.6 million of cash and investments in our parent company and unregulated subsidiaries.

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

  Sources and Uses of Liquidity of Our Subsidiaries

        Insurance and HMO subsidiaries.    We require cash at our insurance and HMO subsidiaries to meet our plan-related obligations and to pay operating expenses, including the cost of administration of the policies, and to maintain adequate capital levels. The primary sources of liquidity are premiums received from CMS and members and investment income generated by our invested assets.

        The National Association of Insurance Commissioners, known as the NAIC, imposes regulatory risk-based capital, known as RBC, requirements on insurance companies. The level of RBC is calculated and reported annually. A number of remedial actions could be enforced if a company's total adjusted capital is less than 200% of authorized control level RBC. However, we generally consider target surplus to be 350% of authorized control level RBC. At December 31, 2015, all of our insurance and HMO subsidiaries had total adjusted capital in excess of our target of 350% of authorized control level RBC except for SCOT which had approximately 300%. Excess capital can be used by the insurance and HMO subsidiaries to make dividend payments to their respective holding companies, subject to certain restrictions, and from there to our parent company.

        At September 30, 2016, we held cash and invested assets of approximately $374 million at our insurance and HMO subsidiaries that could readily be converted to cash. We believe that this level of liquidity is sufficient to meet our obligations and pay expenses.

        During the nine months ended September 30, 2016, SCOT declared a $9.6 million dividend which was paid on July 21, 2016. No other dividends were declared or paid during 2016. During 2015, our Insurance subsidiaries, Pyramid, Constitution, and Marquette (which was merged into Constitution Life in May 2015) declared and paid dividends totaling approximately $92 million. These subsidiaries were sold as part of the sale of our Traditional Insurance subsidiaries to Nassau. See Note 12—Discontinued Operations in the Notes to Consolidated Financial Statements. In June 2015, SCOT declared a $9.0 million ordinary dividend, which was subsequently paid to the holding company in July 2015. No other dividends were declared or paid by our other Insurance and HMO subsidiaries in 2015.

        In the third quarter of 2016, we made a capital contribution of $0.6 million to our Medicaid subsidiary, TONY, and a $0.1 million of capital contribution to TOTX, in order to maintain its $5.0 million minimum capital requirement. No capital contributions were made to our Insurance or HMO subsidiaries in the first half of 2016. In the first half of 2015, we funded a total of $17.1 million in capital contributions to one of our Insurance subsidiaries, which was merged into Constitution Life, one of the entities included in the sale of our Traditional Insurance business. During 2015, we made a total of $8.3 million in capital contributions to TONY in support of our Total Care Medicaid health plan; $3.2 million of which was done in the form of a surplus note, bearing interest at a rate of 5.0%. This note was converted to capital effective June 30, 2016 and all accrued and unpaid interest was settled in cash in July 2016. Additionally, in the fourth quarter of 2015, we made a $3.5 million capital contribution to TOTX.

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

        Investments.    We invest primarily in fixed maturity securities of the U.S. Government and its agencies, U.S. state and local governments, mortgage-backed securities and corporate fixed maturity securities with investment grade ratings of BBB– or higher by S&P or Baa3 or higher by Moody's Investor Service. As of September 30, 2016, approximately 99% of our fixed income investment portfolio had investment grade ratings from S&P or Moody's.

        At September 30, 2016, cash and cash equivalents represent approximately 53% of our total cash and invested assets. The increase from 14% at June 30, 2016 is primarily driven by the early receipt of our October 2016 CMS payment on September 30, 2016 plus cash payments received from our asset sales. Approximately 67% of cash and invested assets were held in securities backed by the U.S. government or its agencies. The increase from 21% at June 30, 2016, is due to the larger cash balances held as a result of the transactions mentioned previously, plus the conversion of our "prime" money market fund holdings to U.S. government money market funds, which was driven by the money market fund reforms going into effect in October 2016. The average credit quality of our total investment portfolio was AA, up from A+ due to an increase in our AAA rated cash balances.

        The average book yield of our investment portfolio decreased to 1.7% at September 30, 2016 from 2.9% December 31, 2015, which was driven by the significant increase in our lower yielding cash balances at September 30, 2016 vs. December 31, 2015.

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

  Policy and Contract Claims—Accident and Health Policies

        The following table presents the components of the change in our liability for policy and contract claims:

Nine months ended September 30,
2016
(in thousands)
Balance at beginning of period	$86,976
Incurred related to:
Current year	868,493
Prior year development	(345)

Total incurred	868,148

Paid related to:
Current year	811,626
Prior year	60,594

Total paid	872,220

Balance at end of period	$82,904

        The liability for policy and contract claims at September 30, 2016 decreased by $4.1 million during the nine months ended September 30, 2016. The decrease in the liability was primarily attributable to faster claims processing times.

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

        During the nine months ended September 30, 2016, claim reserves settled, or are currently expected to be settled, for $0.3 million less than estimated at December 31, 2015. Prior period development represents less than 0.1% of the incurred claims recorded in 2015.

Sensitivity Analysis

        The following table illustrates the sensitivity of our accident and health IBNR payable at September 30, 2016 to identified reasonably possible changes to the estimated weighted average completion factors and health care cost trend rates. However, it is possible that the actual completion factors and health care cost trend rates will develop differently from our historical patterns and therefore could be outside of the ranges illustrated below.

Completion Factor(1):		Claims Trend Factor(2):
(Decrease) Increase in Factor	Increase (Decrease) in Net Health IBNR	(Decrease) Increase in Factor	(Decrease) Increase in Net Health IBNR
($ in thousands)
–3%	$130	–3%	$(4,779)
–2%	87	–2%	(3,186)
–1%	43	–1%	(1,593)
1%	(43)	1%	1,593
2%	(87)	2%	3,186
3%	(130)	3%	4,779

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

        The sensitivity analysis of interest rate risk assumes an instantaneous shift in a parallel fashion across the yield curve, with scenarios of interest rates increasing and decreasing 100 and 200 basis points from their levels as of September 30, 2016, and with all other variables held constant. The following table summarizes the impact of the assumed changes in market interest rates at September 30, 2016. Due to the current low interest rate environment, when estimating the effect of market interest rate decreases on fair value we have set an interest rate floor of 0% and have not allowed interest rates to go negative.

September 30, 2016	Effect of Change in Market Interest Rates on Fair Value of Fixed Income Portfolio as of September 30, 2016
Fair Value of Fixed Income Portfolio	200 Basis Point Decrease	100 Basis Point Decrease	100 Basis Point Increase	200 Basis Point Increase
(in millions)
$221.0	$11.1	$8.4	$(8.5)	$(16.8)

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

  Evaluation of Effectiveness of Controls

        We carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2016. Based on this evaluation, our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer concluded that our disclosure controls and procedures were effective as of September 30, 2016, at a reasonable assurance level, to timely alert management to material information required to be included in our periodic filings with the Securities and Exchange Commission.

  Changes in Internal Control over Financial Reporting

        There were no changes in our internal controls over financial reporting during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II

ITEM 1—LEGAL PROCEEDINGS

        For information relating to litigation affecting us, see Note 9—Commitments and Contingencies in Part I—Item 1 of this report, which is incorporated into this Part II—Item 1—Legal Proceedings by reference.

ITEM 1A—RISK FACTORS

        There have been no material changes to the risk factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, filed with the SEC on March 10, 2016, as modified by the changes to those risk factors included in our first and second quarter Form 10-Qs we filed with the SEC subsequent to March 10, 2016.

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

UNIVERSAL AMERICAN CORP.
November 8, 2016	/s/ RICHARD A. BARASCH Richard A. Barasch Chief Executive Officer
November 8, 2016	/s/ ADAM C. THACKERY Adam C. Thackery Chief Financial Officer
November 8, 2016	/s/ DAVID R. MONROE David R. Monroe Chief Accounting Officer