Form 10-K
period 2016-12-31
UNIVERSAL AMERICAN CORP.
filed 2017-02-28
CIK 1514128

Use these links to rapidly review the document

ITEM 15(a)—EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         The aggregate market value of the registrant's voting common stock held by non-affiliates of the registrant on June 30, 2016, the last business day of the registrant's most recently completed second fiscal quarter, was approximately $331 million (based on the closing sales price of the registrant's common stock on that date). As of February 24, 2017, 59,428,232 shares of the registrant's voting common stock were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

         The information contained in Part III, Items 10-14 of this Annual Report on Form 10-K will be included in the Company's definitive Proxy Statement for the 2017 Annual Meeting of Stockholders to be filed with the U.S. Securities and Exchange Commission.

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

PART I

BUSINESS

        Universal American, through our family of healthcare companies, provides health benefits to people covered by Medicare. Our core strength is our ability to partner with providers, especially primary care physicians, to improve health outcomes while reducing cost in the Medicare population. We currently are focused on two main businesses:

  •
  Medicare Advantage:  We currently serve the growing Medicare population by providing Medicare Advantage products to approximately 119,500 members. Approximately 31% of the Medicare population in the United States is currently enrolled in Medicare Advantage plans; a type of Medicare health plan offered by private companies that contract with the federal government to provide enrollees with health insurance. Our current focus is to grow our Medicare Advantage business in Texas (especially Houston/Beaumont), upstate New York and Maine, regions in which we have meaningful market positions.

  •
  Medicare Accountable Care Organizations:  We believe there is a significant opportunity to address the high cost and lack of coordination of health care for the majority of the Medicare fee-for-service population and have joined with provider groups to operate Accountable Care Organizations, or ACOs, that participate in the Medicare Shared Saving Program, known as the MSSP. We currently operate sixteen MSSP ACOs and two Next Generation ACOs, including approximately 5,200 participating providers with approximately 221,800 assigned Medicare fee-for-service beneficiaries.

Healthy Collaboration® Strategy

        We have developed a successful primary care physician alignment strategy that we have branded as The Healthy Collaboration®. We work in collaboration with healthcare providers, especially primary care physicians, to help them assume and manage risk, in order to achieve measurably better quality and lower cost. Primary care is among the least expensive parts of the overall care continuum. We believe that if given the right tools and incentives, primary care physicians can have significant leverage in improving the cost and quality of health care. Below are the key elements of the strategy:

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

Pending Sale to WellCare

        On November 17, 2016, we entered into a definitive agreement with WellCare Health Plans, Inc. ("WellCare") under which WellCare will acquire Universal American in an all cash transaction valued at $10.00 per share of common stock. We refer to this transaction throughout this Form 10-K as the "Sale Transaction." On December 30, 2016, the request for early termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act (HSR Act) was approved. In addition, on February 16, 2017, our stockholders approved the Sale Transaction. WellCare and the Company are pursuing the remaining regulatory approvals from regulatory agencies in Texas and New York. The Sale Transaction is expected to close in the second quarter of 2017, subject to the receipt of regulatory approvals and other customary closing conditions.

Our Operating Segments

        We manage and report our business as follows:

  •
  The Medicare Advantage segment contains the operations of our initiatives in managed care for seniors, including Health Maintenance Organization, or HMO plans, Preferred Provider Organization, or PPO plans and Private Fee-for-Service or PFFS plans.

  •
  Management Services Organization, or MSO, segment supports our physician partnerships in the development of value-based healthcare models, such as ACOs, with a variety of capabilities and resources including technology, analytics, clinical care coordination, regulatory compliance and program administration.

  •
  Corporate & Other segment reflects the activities of our holding company.

  •
  Discontinued Operations includes the activities of non-core businesses that we have sold over the last two years; the Traditional Insurance business and the Total Care Medicaid Plan sold in 2016 and APS Healthcare sold in 2015. These dispositions represent our strategic shift to focus on our core businesses.

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

        The chart below details our current Medicare Advantage membership:

	January 31, 2017	December 31, 2016
	(in thousands)
Houston/Beaumont	69.2	65.8
Dallas	2.4	2.9
SETX dSNP	0.5	0.4

Texas	72.1	69.1
Upstate New York/Maine	47.4	45.4

Medicare Advantage	119.5	114.5

        For 2017, the Company earned a 4.5 Star rating for its flagship TexanPlus® plan in Houston/Beaumont, which accounts for 57% of our December 31, 2016 membership, and maintained a 4 Star rating for our Today's Options PPO plan in New York and Maine. Collectively, over 70% of our members are in Plans with a Star rating of 4.0 or greater. Plans that achieve a 4 Star rating or better are entitled to additional bonus payments and higher rebate percentages from CMS which enables the plans to enhance their product offering to members and prospective members through reduced premiums, reduced member cost sharing amounts, and/or additional benefits. A summary of these ratings is presented below:

Contract	Plan Name	Location	January 31, 2017 Members (000's)	2017 Star Rating
H4506	Texan Plus HMO	Southeast Texas—Houston/Beaumont	69.2	4.5
H2775	Today's Options PPO	Northeast—New York & Maine	19.8	4.0
H0174	Texan Plus D-SNP	Southeast Texas	0.5	4.0
H2816	Today's Options Network PFFS	Northeast—New York & Maine	27.6	3.5
H5656	Texan Plus HMO	North Texas—Dallas	2.4	3.0

			119.5

        Medicare Advantage—Texas:    Universal American's largest Medicare Advantage market is Texas, primarily the Houston/Beaumont region and North Texas. We market our products using the TexanPlus® brand. The products provided in our Texas markets are HMO plans, including a special needs plan for dual eligibles (dSNP), which was introduced in 2016 and currently has nominal membership. Enrollment in this market is generally supported by employed career agents.

  •
  Our HMO plans are offered under contracts with CMS and provide all basic Medicare covered benefits with reduced member cost-sharing as well as additional supplemental benefits, including a defined prescription drug benefit. We built this coordinated care product around contracted networks of providers who, in cooperation with the health plan, coordinate an active care management program. In addition to a monthly payment per member from CMS, the plan may collect a monthly premium from its members enrolled in specified products. For 2017, these HMO plans are offered with a $0 member premium, except for the dSNP, which offers a subsidized premium.

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

        The products provided in our Northeast market include PPO and Network PFFS.

  •
  Our PPO plans are provided under the brand Today's Options® PPO. They are offered under contracts with CMS and provide all basic Medicare covered benefits with reduced member cost-sharing as well as additional supplemental benefits, including a defined prescription drug benefit. This coordinated care product is built around contracted networks of providers who, in cooperation with the health plan, coordinate an active care management program. In addition to a monthly payment per member from CMS, the plan may collect a monthly premium from its members enrolled in specified products.

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

  Accountable Care Organizations

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

        Universal American currently sponsors sixteen MSSP ACOs in ten States and two Next Generation ACOs which include approximately 5,200 participating providers and approximately 221,800 Medicare FFS beneficiaries covering more than $2.4 billion of medical spend. Certain of our ACOs overlap a portion of our Medicare Advantage footprint (Houston, Dallas and New York) which capitalizes on our existing relationship with providers. The other ACOs have no overlap with existing operations, offering an opportunity for expansion into other products and services.

        In 2017, three of our MSSP ACOs elected Track 2 with the balance of MSSP ACOs remaining on Track 1. In addition, we formed a new ACO comprised of many of our providers who participated in our Maryland and Virginia ACOs which was selected by CMS to participate in the Next Generation ACO model effective January 1, 2017. Our other Next Generation ACO operates in Houston, Texas.

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

  Discontinued Operations

        Over the last two years, in connection with our strategic shift to focus on our core businesses, we completed the sale of our non-core businesses. On August 3, 2016 we sold our Traditional Insurance business to Nassau Reinsurance Group Holdings, L.P. On August 1, 2016, we sold our subsidiary, Today's Options of New York, Inc., which operates the Total Care Medicaid plan, to Molina Healthcare, Inc. On May 1, 2015, we sold our APS Healthcare domestic subsidiaries and we sold our APS Healthcare Puerto Rico subsidiaries on February 4, 2015. These businesses are all reported as discontinued operations.

Healthcare Reform

        The ACA was signed into law in March 2010 and legislated broad based changes to the U.S. health care system which continue to have a material impact on our business. There is considerable discussion within the new Presidential administration and Congress about repealing and replacing the ACA. At this time, it is uncertain whether, when, and what changes will be made to the ACA, and what impact such changes could have on our business. However, any changes to the ACA, including through any repeal and replacement to the ACA, could have a material adverse effect on our business, financial position and results of operations.

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

Competition

        The health insurance industry is highly competitive. In the Medicare Advantage business, we compete with numerous other health insurance companies and managed care organizations on a national, regional and local market basis, including United Healthcare, Humana, Cigna, Aetna, various plans affiliated with Blue Cross Blue Shield and WellCare, as well as other health maintenance organizations, provider-sponsored organizations, preferred provider organizations, and other health care-related companies. Most of our competitors have larger memberships and/or greater financial resources. Consolidation within the industries in which we operate, as well as the acquisition of our competitors by larger companies may lead to increased competition.

        In our ACO business, we compete with hospitals, health systems, sophisticated provider groups, other payors, and management service organizations, among other groups. Our ability to sell our products and to retain customers may be influenced by such factors as those described in the section entitled "Risk Factors" in this report.

Marketing and Distribution

        We distribute our Medicare Advantage products through multiple channels including employed career agents and independent agents as well as telephonic and internet enrollment. Our MSSP ACOs do not have a sales component as beneficiaries are attributed to an ACO by CMS based on the provider from which they receive a plurality of services.

Geographical Distribution of Business

        The following table shows the geographical distribution of net premiums for our Medicare Advantage business (in millions), as reported in accordance with generally accepted accounting principles, known as GAAP, for the years ended December 31, 2016 and 2015:

	2016		2015
State/Region	Net Premiums	% of Premium	Net Premiums	% of Premium
Texas	$869.8	63.6%	$844.6	67.8%
New York	456.2	33.4%	372.7	29.9%
Maine	37.8	2.8%	25.8	2.1%

Subtotal	1,363.8	99.8%	1,243.1	99.8%
All other	2.9	0.2%	2.6	0.2%

Total	$1,366.7	100.0%	$1,245.7	100.0%

        Provider Arrangements.    Our network providers deliver health care services to members enrolled in our Medicare Advantage coordinated care plans to which we provide services through a network of contracted providers, including physicians, behavioral health providers and other clinical providers, hospitals, a variety of outpatient facilities and the full range of ancillary provider services. The major ancillary services and facilities include:

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

Investments

        Our investment policy is to attempt to balance our portfolio duration to achieve investment returns consistent with the preservation of capital and maintenance of liquidity adequate to meet claim payment obligations. We invest in assets permitted under the insurance laws of the various states in which we operate. These laws generally prescribe the nature, quality of and limitations on various types of investments that we may make. In addition, we establish our own internal policies, guidelines and constraints to provide additional granularity and conservatism to our investment process. Such guidelines are reviewed at least annually by our Chief Financial Officer and approved by the Investment Committee of the Board of Directors.

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

        For Medicare Advantage, claims reserves are estimated using standard actuarial development methodologies. Under such methods, we take into consideration the historical lag between incurred date of claim and payment date of claim, membership changes, expected medical cost trend, changes in pending claims, amount of claims receipts, claims seasonality, changes in average risk profile, changes in laws, rules, regulations (including CMS coverage guidelines, where applicable) and benefit plan changes.

  Reinsurance of Medicare Advantage

        We maintain excess of loss reinsurance on our Medicare Advantage products, which limits our per member risk. Our retention in 2016 was $300,000 of benefits and 10% in excess of the $300,000, except for one company, Select Care of Texas, for which our retention in 2016 was $325,000 of benefits and 10% in excess of the $325,000.

  Reinsurance of Traditional Insurance (Discontinued Operations)

        On August 3, 2016, as discussed in Note 21—Discontinued Operations, we completed the sale of our Traditional Insurance business. This was accomplished by selling two of our life insurance subsidiaries, however we retained ownership of a third life insurance subsidiary, American Progressive Life & Health Insurance of New York, or Progressive, in which we also write our New York and Maine Medicare Advantage business. The sale of the Traditional Insurance business underwritten by Progressive was accomplished through a 100% quota-share reinsurance treaty that, when considered in combination with other reinsurance transactions previously entered into, results in the reinsurance of all of the Traditional Insurance policies that were underwritten on Progressive.

Underwriting Procedures

        For our Medicare Advantage products, pursuant to applicable regulations, we are not permitted to underwrite new enrollees. However, premiums received for these members are risk adjusted based on CMS adjustment policies reflecting the health status for each member.

Regulation

  General

        Our insurance and HMO companies along with certain other subsidiaries are subject to the state and local laws, regulations and supervision of the jurisdictions in which they are domiciled and licensed, as well as to federal laws and supervision. Those laws and regulations provide safeguards for policyholders, members and beneficiaries, and do not exist to protect the interest of shareholders. Government agencies that oversee insurance and health care products and services generally have broad authority to issue regulations to interpret and enforce laws and rules. Changes in applicable laws and regulations are continually being considered, and the interpretation, enforcement, and application of existing laws and rules also change periodically, which could make it increasingly difficult to control medical costs, among other things. Therefore, future regulatory revisions could materially affect our operations and financial results.

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

        The ACA made several changes to Medicare Advantage. Beginning in 2012, the Medicare Advantage "benchmark" rates began the transition to target Medicare fee-for-service cost benchmarks of 95%, 100%, 107.5% or 115% of the calculated Medicare fee-for-service costs. The transition period is 2, 4 or 6 years depending upon the applicable county and 2017 will be the final transition year. The counties are divided into quartiles based on each county's fee-for-service Medicare costs. We estimate that approximately 61%, 32% and 6%, respectively, of our January 1, 2017 membership resides in counties where the Medicare Advantage benchmark rate will equal 95%, 115%, and 107.5%, respectively, of the calculated Medicare fee-for-service costs.

        Implementation of quality bonus for Star ratings—Beginning in 2012, Medicare Advantage plans with an overall "Star rating" of three or more stars (out of five) based on historical performance were eligible for a "quality bonus" in their basic premium rates. Plans receiving Star bonus payments are required to use the additional dollars to provide "extra benefits" for the plans' enrollees, to the extent necessary to maintain compliance with minimum loss ratio requirements, resulting in a competitive advantage for those plans rather than a direct financial impact. In addition, beginning in 2012, Medicare Advantage Star ratings affect the rebate percentage available for plans to provide additional member benefits (plans with quality ratings of 3.5 stars or above will have their rebate percentage increased from a base rate of 50% to 65% or 70%). In all cases, this rebate percentage is lower than the pre-ACA rebate percentage of 75%. Beginning in 2015, in order to qualify for bonus payments, plans must have a 4 Star rating or higher. For 2017, the Company earned a 4.5 Star rating for its flagship TexanPlus® plan in Houston/Beaumont, which accounts for 57% of our December 31, 2016 membership, and maintained a 4 Star rating for our Today's Options PPO plan in New York and Maine. Collectively, over 70% of our members are in Plans with a Star rating of 4.0 or greater.

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

        Stipulated minimum MLRs—Beginning in 2014, the ACA stipulates a minimum medical loss ratio, or MLR, of 85% for Medicare Advantage plans. This MLR, which is calculated at a plan level, takes into account benefit costs, quality initiative expenses, the ACA fee and taxes. Financial and other penalties may result from failing to achieve the minimum MLR ratio. For the years ended December 31, 2016, 2015 and 2014 our Medicare Advantage plans exceeded the minimum MLR, as defined by CMS. Complying with such minimum ratio by increasing our medical expenditures or refunding any shortfalls to the federal government could have a material adverse effect on our operating margins, results of operations, and our statutory capital.

        Non-deductible health insurance industry fee ("ACA Fee")—Beginning in 2014, the new healthcare reform legislation imposed an annual aggregate health insurance industry fee of $8.0 billion, increasing to $11.3 billion in 2015 and 2016 (with increasing annual amounts thereafter) on health insurance premiums, including Medicare Advantage premiums, that is not deductible for income tax purposes. In 2017, the ACA Fee has been suspended for one year. Our share of the ACA Fee is based on our pro rata percentage of premiums written during the preceding calendar year compared to the industry as a whole, calculated annually. The ACA Fee, first expensed and paid in 2014, adversely affects the profitability of our Medicare Advantage business and could have a material adverse effect on our results of operations. For our continuing operations, we paid ACA Fees of $21.7 million, $25.5 million and $22.9 million in the years ended December 31, 2016, 2015 and 2014, respectively, based on prior year net written premiums. We do not expect to pay any ACA Fees in 2017, due to the one year suspension of the ACA Fee. Pursuant to GAAP, the liability for the ACA Fee will be estimated and recorded in full once the entity provides qualifying health insurance in the corresponding period with a corresponding deferred cost that is to be amortized to expense on a straight-line basis over the applicable calendar year. For statutory reporting purposes, the ACA Fee will be expensed on January 1 in the year of payment, rather than amortized to expense over the year. The ACA Fee is included in other operating costs; however, will be factored in when calculating the stipulated minimum MLR. Our effective income tax rate increased in 2014, and will remain at a higher level in future years in which the ACA Fee is assessed.

  Accountable Care Organizations

        The ACA established Medicare ACOs, as a tool to improve quality and lower costs through increased care coordination in the FFS program. CMS established the MSSP to facilitate coordination and cooperation among providers to improve the quality of care for Medicare fee-for-service beneficiaries and reduce unnecessary costs. To date, we have partnered with numerous groups of healthcare providers and currently participate in sixteen MSSP ACOs and two Next Generation ACOs. ACOs are entities that contract with CMS to serve the FFS population with the goal of better care for individuals, improved health for populations and lower costs. ACOs share savings with CMS to the extent that the actual costs of serving assigned beneficiaries are below certain trended benchmarks of such beneficiaries and certain quality performance measures are achieved. We provide a variety of services to the ACOs, including care coordination, analytics and reporting, technology and other administrative services to enable these physicians and their associated healthcare providers to deliver better quality care, improved health and lower healthcare costs for their Medicare FFS patients.

        Under the MSSP, CMS will not make any payments to ACOs for a measurement year until the second half of the following year, which negatively impacts our cash flows. In order to receive revenues from CMS under the MSSP, the ACO must meet certain minimum savings rates (i.e. save the federal government money) and meet certain quality measures. More specifically, an ACO's medical expenses for its assigned beneficiaries during a relevant measurement year must be below the benchmark established by CMS for such ACO. On the quality side, for 2017, the MSSP requires ACOs to meet various quality measures, which CMS may vary from time to time. Notwithstanding our efforts, our ACOs may be unable to meet the required savings rates or may not satisfy the quality measures, which may result in our receiving no revenues and losing our substantial investment. In addition, as the MSSP is a new program, it presents challenges and risks associated with the timeliness and accuracy of data and interpretation of complex rules, which may impact the timing and amount of revenue we can recognize and could have a material adverse effect on our ability to recoup any of our investment in this new business. Further, there can be no assurance that we will maintain positive relations with our ACO partners which may result in certain of the ACOs terminating our relationship, which will result in a potential loss of our investment.

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

        Additionally, the CMS Center for Medicare and Medicaid Innovation, or CMMI, launched the Next Generation ACO Model, a new value-based payment model that encourages providers to assume greater risk and offers enhanced rewards for coordinating the healthcare of Medicare fee-for-service beneficiaries. The Next Generation ACO model provides ACOs with additional tools not found in the MSSP but used in the Medicare Advantage program to improve quality and lower cost, including preferred networks, negotiated discounts and beneficiary incentives. The Next Generation ACO model offers two risk arrangements with prospectively assigned beneficiaries under which a Next Generation ACO can share up to 80% or 100% of savings (losses) generated in each performance year depending on the financial arrangement selected by the ACO.

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

        American Progressive Life & Health Insurance Company of New York is a New York domiciled insurance company. SelectCare of Texas, Inc., SelectCare Health Plans, Inc. and Today's Options of Texas, Inc. are each licensed as HMOs in Texas. Collectively, our insurance company and HMO subsidiaries are licensed to sell health insurance, HMO products, life insurance and annuities in 29 states and the District of Columbia.

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

        Many states require deposits of assets by insurance companies and HMOs for the protection either of policyholders in those states or for all policyholders. These deposited assets remain part of the total assets of the company. For companies included in continuing operations as of both December 31, 2016 and 2015, we had securities with market values totaling $3.9 million, on deposit with various state treasurers or custodians.

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

        Although minimum required levels of equity are largely based on premium volume, product mix, and the quality of assets held, minimum requirements vary significantly from state to state. As of December 31, 2016, our state regulated subsidiaries had aggregate statutory capital and surplus of approximately $193.3 million. Based on current estimates, we expect the aggregate amount of dividends that may be paid by our insurance company and HMO subsidiaries to our parent company in 2017 without prior approval by state regulatory authorities is approximately $23 million.

  Risk-Based Capital and Minimum Capital Requirements

        Risk-based capital requirements promulgated in each state take into account asset risks, interest rate risks, mortality and morbidity risks and other relevant risks with respect to the insurer's business and specify varying degrees of regulatory action to occur to the extent that an insurer does not meet the specified risk-based capital thresholds, with increasing degrees of regulatory scrutiny or intervention provided for companies in categories of lesser risk-based capital compliance. As of December 31, 2016, all of our U.S. insurance company and managed care subsidiaries maintained ratios of total adjusted capital to risk-based capital in excess of the authorized control level. However, should our insurance company and managed care subsidiaries' risk-based capital positions decline in the future, their ability to pay dividends, the need for capital contributions or the degree of regulatory supervision or control to which they are subjected might be affected.

  Guaranty Association Assessments

        Solvency or guaranty laws of most jurisdictions in which our insurance company subsidiary does business may require them to pay assessments to fund policyholder losses or liabilities of unaffiliated insurance companies that become insolvent. These assessments may be deferred or forgiven under most solvency or guaranty laws if they would threaten an insurer's financial strength and, in most instances, may be offset against future premium taxes. Our insurance company subsidiary provides for known and expected insolvency assessments based on information provided by the National Organization of Life & Health Guaranty Associations. Our insurance company subsidiary has not incurred any significant costs of this nature. The likelihood and amount of any future assessments is unknown and is beyond our control.

Outsourcing Arrangements

        We outsource certain processing and administration functions to third parties, subject to outsourcing agreements. The outsourced functions may include membership administration, call center operations, business process outsourcing, revenue management and pharmacy benefit management. In the future, it is possible that we may outsource additional functions or bring in-house one or more of these functions. A summary of our more significant arrangements is presented below.

  Business Process Outsourcing

        In 2010 we entered into a master services agreement with iGate, now known as Capgemini covering the services iGate provides to us. We continue to use iGate as a business outsource vendor to provide a range of business process services, including, data entry, member application intake and processing, data validation, mailroom imaging and scanning, paper-based and electronic claims adjudication and processing, and overflow labor support services for our Medicare Advantage operations. In addition, iGate also provides certain information technology support and programming. In the future, we may outsource additional services and business processes. Prior to the sale of our Traditional Insurance business in August 2016, the services provided by iGate also included policy administration, underwriting, claims processing and other related processes related to that business.

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

Employees

        As of February 8, 2017, we employed 850 employees, none of whom is represented by a labor union in such employment. We consider our relations with our employees to be good.

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

Risks Related to the WellCare Merger

The proposed Merger may not be completed on a timely basis, or at all, and the failure to complete the Merger could adversely affect our business and the market price of our common stock.

        On November 17, 2016, we entered into an Agreement and Plan of Merger (the "Merger Agreement") with WellCare Health Plans, Inc., a Delaware corporation ("WellCare"), and Wind Merger Sub, Inc. a Delaware corporation and an indirect wholly owned subsidiary of WellCare, pursuant to which Merger Sub will merge with and into the Company (the "Merger") and certain other transactions will be effected with the Company surviving as an indirect wholly owned subsidiary of WellCare. This transaction is referred to as the WellCare Transaction. Although we have received approval of the Merger from our stockholders, the Merger remains subject to various other closing conditions, including the receipt of approvals from Texas and New York insurance regulators. The Company or WellCare may be unable to obtain the necessary approvals or otherwise satisfy the conditions required to complete the WellCare Transaction on a timely basis or at all. If any condition to the closing of the Merger is neither satisfied nor waived, the Merger may not be completed. There can be no assurance that any of the remaining conditions to closing will be satisfied or waived or that other events will not intervene, delay or result in a failure to complete the Merger. Failure to complete the Merger could materially and adversely affect our business and the market price of our common stock in a number of ways, including, but not limited to, the following:

  •
  If the Merger is not completed, and there are no other parties willing and able to acquire the Company for consideration that is equivalent or more attractive than that in the Merger Agreement, on terms acceptable to us, our stock price may decline significantly.

  •
  We have incurred, and will continue to incur, significant costs, expenses and fees for professional services and other transaction costs in connection with the proposed Merger, for which we will have received little or no benefit if the Merger is not completed. Many of these fees and costs will be payable by us even if the Merger is not completed and may relate to activities that we would not have undertaken other than to complete the Merger.

The Merger Agreement prohibits us from pursuing alternative transactions to the Merger.

        The Merger Agreement prohibits us from soliciting, initiating and knowingly facilitating or encouraging any inquiries regarding, or the making of any proposal or offer that constitutes, or that could reasonably be expected to lead to, an alternative acquisition proposal from any third party. This provision prevents us from seeking offers from other possible acquirers that may be superior to the pending Merger. In addition, we do not have the ability to terminate the Merger Agreement in order to accept a superior proposal since our stockholders have voted to approve the adoption of the Merger Agreement.

The proposed Merger could adversely affect our business, financial condition and results of operations.

        The Merger Agreement includes restrictions on the conduct of our business prior to the completion or termination of the Merger, generally requiring us to conduct our business in the ordinary course and subjecting us to a variety of specified limitations absent WellCare's prior written consent. This may result in our inability to take certain actions that we believe are in the best interests of the Company. In addition, the proposed Merger could cause disruptions in and create uncertainty surrounding our ongoing business operations, which could have an adverse effect on our financial condition and results of operations, regardless of whether the Merger is completed. These risks to our business and operating results include, but are not limited to the following, all of which could be exacerbated by a delay in the completion of the Merger:

  •
  the diversion of significant management time and resources towards the completion of the Merger, including ongoing integration efforts;

  •
  the impairment of our ability to motivate, retain and hire key personnel, including our senior management;

  •
  difficulties maintaining relationships with doctors, hospitals and other health care providers, members, beneficiaries, agents, vendors and others with whom we conduct business; and

  •
  the outcome of any legal proceeding that may be instituted against the Company or others relating to the Merger Agreement and the costs related thereto.

Risks Related to our Business

The Affordable Care Act, or ACA, and subsequent rules promulgated by CMS, including any repeal, replacement or modification to the ACA, could have a material adverse effect on our business and financial results.

        The ACA was signed into law in March 2010 and legislated broad-based changes to the U.S. health care system which continue to have a material impact on our business. There is considerable discussion within the new Presidential administration and Congress about repealing and replacing the ACA. At this time, it is uncertain whether, when, and what changes will be made to the ACA, and what impact such changes could have on our business. However, any changes to the ACA, including through any repeal and replacement to the ACA, could have a material adverse effect on our business, financial position and results of operations.

        Due to the complexity of the ACA, the final impact remains difficult to predict and quantify. In addition, we believe that any impact from the health reform legislation could potentially be mitigated by certain actions we may take in the future including modifying future Medicare Advantage bids to compensate for such changes. For example, the anticipation of additional revenues from Star bonuses or reduced CMS reimbursement rates are factored into the anticipated level of benefits included in our Medicare Advantage bids for the upcoming year. However, we will need to dedicate significant resources and expense to complying with these new rules and there is a possibility that this legislation could have a material adverse effect on our business, financial position and results of operations.

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

  •
  stipulated minimum medical loss ratios, or MLRs, beginning in 2014;

  •
  non-deductible health insurance industry fee, beginning in 2014; and

  •
  coding intensity adjustments, with mandatory minimums beginning in 2014.

        Reduced Medicare Advantage reimbursement rates—Beginning in 2012, the Medicare Advantage "benchmark" rates transition to target Medicare fee-for-service cost benchmarks of 95%, 100%, 107.5% or 115% of the calculated Medicare fee-for-service costs. The transition period is 2, 4 or 6 years depending upon the applicable county and 2017 will be the final transition year. The counties are divided into quartiles based on each county's fee-for-service Medicare costs. We estimate that approximately 61%, 32% and 6%, respectively, of our January 1, 2017 membership resides in counties where the Medicare Advantage benchmark rate will equal 95%, 115%, and 107.5%, respectively, of the calculated Medicare fee-for-service costs.

        Medicare Advantage payment benchmarks have been cut over the last several years, with additional funding reductions to be phased in as noted above. On February 1, 2017, CMS issued its 2018 Advance Notice and Draft Call Letter (the "Advance Notice") detailing preliminary 2018 Medicare Advantage benchmark payment rates. As is customary, CMS has invited public comment on these preliminary rates before issuing its final rates for 2018 in April 2017. The Advance Notice proposes to provide a slight overall increase to Medicare rates for 2018 and we are continuing to evaluate the overall impact in our markets. At this time, CMS is not implementing any major proposed policy changes with respect to the exclusion of in-home health risk assessments for risk adjustment purposes. If implemented, such change would result in significant additional funding declines for the Company. We will continue to evaluate proposed changes detailed in the Advance Notice, some of which could adversely affect our plan benefit designs, market participation, growth prospects and earnings potential for our Medicare Advantage plans in the future.

        To address any rate reductions, we may have to reduce benefits (to the extent permitted), increase member premiums, modify existing operations, reduce profit margins, or implement some combination of these actions. Such actions could have a material adverse effect on our business by:

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

        Implementation of quality bonus for Star Ratings—Beginning in 2012, Medicare Advantage plans with an overall "Star rating" of three or more stars (out of five) based on historical performance are eligible for a "quality bonus" in their basic premium rates. Plans receiving Star bonus payments are required to use the additional dollars to provide "extra benefits" for the plans' enrollees to the extent necessary to maintain compliance with minimum loss ratio requirements resulting in a competitive advantage for those plans rather than a direct financial impact. In addition, beginning in 2012, Medicare Advantage Star ratings affect the rebate percentage available for plans to provide additional member benefits (plans with quality ratings of 3.5 stars or above will have their rebate percentage increased from a base rate of 50% to 65% or 70%). In all cases, this rebate percentage is lower than the pre-ACA rebate percentage of 75%. Beginning in 2015, in order to qualify for bonus payments, plans must have a 4 Star rating or higher. For 2017, the Company earned a 4.5 Star rating for its flagship TexanPlus® plan in Houston/Beaumont, which accounts for 57% of our December 31, 2016 membership, and maintained a 4 Star rating for our Today's Options PPO plan in New York and Maine. Collectively, over 70% of our members are in Plans with a Star rating of 4.0 or greater.

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

        Accountable Care Organizations—The ACA established Accountable Care Organizations, or ACOs, as a tool to improve quality and lower costs through increased care coordination in the Medicare fee-for-service program. CMS established the Shared Savings Program to facilitate coordination and cooperation among providers to improve the quality of care for Medicare fee-for-service beneficiaries and reduce unnecessary costs. To date, we have partnered with numerous groups of healthcare providers and currently participate in sixteen MSSP ACOs and two Next Generation ACOs. ACOs are entities that contract with CMS to serve the Medicare fee-for-service population with the goal of better care for individuals, improved health for populations and lower costs. ACOs share savings with CMS to the extent that the actual costs of serving assigned beneficiaries are below certain trended benchmarks of such beneficiaries and certain quality performance measures are achieved. We provide a variety of services to the ACOs, including care coordination, analytics and reporting, technology and other administrative services to enable these physicians and their associated healthcare providers to deliver better quality care, improved health and lower healthcare costs for their Medicare fee-for-service patients.

        To date, we have invested significant capital into our ACO business and have not made money. We expect to continue to invest significant amounts into this business in 2017 and there can be no assurance that we will recoup any of these costs.

        Under the MSSP, CMS has not made any payments to ACOs for a measurement year until the second half of the following year, which negatively impacts our cash flows. In order to receive revenues from CMS under the MSSP, the ACO must meet certain minimum savings rates (i.e. save the federal government money) and meet certain quality measures. More specifically, an ACO's medical expenses for its assigned beneficiaries during a relevant measurement year must be below the benchmark established by CMS for such ACO. On the quality side, for 2017, the MSSP requires ACOs to meet thirty-one quality measures, which CMS may vary from time to time. Notwithstanding our efforts, our ACOs may be unable to meet the required savings rates or may not satisfy the quality measures, which may result in our receiving no revenues and losing our substantial investment. In addition, as the MSSP is a new program, it presents challenges and risks associated with the timeliness and accuracy of data and interpretation of complex rules, which may impact the timing and amount of revenue we can recognize and could have a material adverse effect on our ability to recoup any of our investment in this new business. Further, there can be no assurance that we will maintain positive relations with our ACO partners which may result in certain of the ACOs terminating our relationship, which will result in a potential loss of our investment. We continue to evaluate our portfolio of ACOs based on a variety of factors, including the level of commitment by the physicians in the ACO and the likelihood of the ACO achieving shared savings. Based on this evaluation, we have reduced the number of our ACOs and may further reduce the number of our ACOs in the future.

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

        Additionally, the CMS Center for Medicare and Medicaid Innovation, or CMMI, launched the Next Generation ACO Model, a new value-based payment model that encourages providers to assume greater risk and provides enhanced rewards for coordinating the healthcare of Medicare fee-for-service beneficiaries. The Next Generation ACO Model provides ACOs with additional tools not found in the MSSP but used in the Medicare Advantage program to improve quality and lower cost, including preferred networks, negotiated discounts and beneficiary incentives. The Next Generation ACO Model offers two risk arrangements with prospectively assigned beneficiaries under which a Next Generation ACO can share up to 80% or 100% of savings (losses) generated in each performance year depending on the financial arrangement selected by the ACO.

        For 2017, three of our ACOs have selected Track 2 which involves two-sided risk. In addition, we have two Next-Generation Model ACOs which also involve two-sided risk. This means that the ACO will be financially responsible to the extent that actual medical expenditures of the ACO beneficiaries are higher than the ACOs benchmark. There can be no assurance that any of our ACOs will achieve savings in 2016, 2017 or thereafter, which could result in substantial financial losses.

        In June 2016, CMS issued its final rule with respect to changes in the MSSP benchmarking methodology, among other changes. The new rule will gradually incorporate regional expenditure data into rebased benchmarks over the course of multiple three-year ACO agreement periods. CMS finalized an approach that treats ACOs differently depending on whether they have spending higher or lower than that of their region but all benchmarks would eventually incorporate 70 percent regional expenditure data. CMS may issue additional rules or guidance which may materially and adversely affect our ACOs' ability to achieve shared savings, resulting in an adverse effect on our financial performance.

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

        Stipulated Minimum MLRs—Beginning in 2014, the ACA stipulates a minimum MLR of 85% for Medicare Advantage plans. This MLR which is calculated at a plan level, takes into account benefit costs, quality initiative expenses, the ACA Fee and taxes. Financial and other penalties may result from failing to achieve the minimum MLR ratio. For the years ended December 31, 2016, 2015 and 2014 our Medicare Advantage plans exceeded the minimum MLR, as defined by CMS. Complying with such minimum ratio by increasing our medical expenditures or refunding any shortfalls to the federal government could have a material adverse effect on our operating margins, results of operations, and our statutory capital.

        Non-deductible health insurance industry fee ("ACA Fee")—Beginning in 2014, the new healthcare reform legislation imposed an annual aggregate health insurance industry fee of $8.0 billion, increasing to $11.3 billion in 2015 and 2016 (with increasing annual amounts thereafter) on health insurance premiums, including Medicare Advantage premiums, that is not deductible for income tax purposes. In 2017, the ACA Fee has been suspended for one year. Our share of the ACA Fee is based on our pro rata percentage of premiums written during the preceding calendar year compared to the industry as a whole, calculated annually. The ACA Fee, first expensed and paid in 2014, adversely affects the profitability of our Medicare Advantage business and could have a material adverse effect on our results of operations. For our continuing operations, we paid fees of $21.7 million, $25.5 million and $22.9 million in the years ended December 31, 2016, 2015 and 2014, respectively, based on prior year net written premiums. We do not expect to pay any fees in 2017, due to the one year suspension of the ACA Fee. Pursuant to U.S. GAAP, the liability for the ACA Fee will be estimated and recorded in full once the entity provides qualifying health insurance in the corresponding period with a corresponding deferred cost that is to be amortized to expense on a straight-line basis over the applicable calendar year. For statutory reporting purposes, the ACA Fee will be expensed on January 1 in the year of payment, rather than amortized to expense over the year. The ACA Fee is included in other operating costs; however, will be factored in when calculating the stipulated minimum MLR. Our effective income tax rate increased in 2014 as a result of the ACA Fee, and will remain at a higher level in future years in which the ACA Fee is assessed. In addition, because the ACA Fee is not deductible for federal income tax purposes and we are a smaller company than our peers with smaller revenues and with smaller profits, our effective tax rate is likely to be significantly higher than that of our peers.

        Coding intensity adjustments—Under the ACA, the coding intensity adjustment instituted in 2010 became permanent, resulting in mandated minimum reductions in risk scores of 4.91% in 2014 increasing each year to 5.91% in 2018. These coding adjustments may adversely affect the level of payments from CMS to our Medicare Advantage plans.

        Limitation on the federal tax deductibility of compensation earned by individuals—Beginning in 2013, with respect to services performed during 2010 and afterward, for health insurance companies, the federal tax deductibility of compensation is limited under Section 162(m)(6) of the Code to $500,000 per individual and this limitation does not contain an exception for "performance-based compensation." In September 2014, the Internal Revenue Service issued final regulations on this compensation deduction limitation which provided additional information regarding the definition of a health insurance issuer. Based on our analysis of the final regulations, we believe we are not subject to the limitation. As a result, during the fourth quarter of 2014, we recorded a tax benefit of $3.2 million related to prior years and $1.7 million related to the first nine months of 2014. Prior to the promulgation of the final regulations, our application of this limitation had increased our effective tax rate by approximately 60 basis points for the year ended December 31, 2013 and 200 basis points for the year ended December 31, 2012. However, there is a risk that the Internal Revenue Service or other regulators may disagree with our interpretation, which could result in higher taxes.

We are subject to extensive government regulation; compliance with laws and regulations is complex and expensive, and any violation of the laws and regulations applicable to us could reduce our revenues and profitability and otherwise adversely affect our operating results and/or impact our ability to participate in Government programs such as Medicare, the MSSP and the Next Generation ACO Model.

        There is substantial federal and state governmental regulation of our business. Several laws and regulations adopted by the federal government, such as the ACA, the False Claims Act, the Sarbanes-Oxley Act of 2002, the Gramm-Leach-Bliley Act, the Health Insurance Portability and Accountability Act of 1996, which we refer to as HIPAA, the Health Information Technology for Economic and Clinical Health Act (HITECH Act), the Medicare Modernization Act, the USA PATRIOT Act, anti-kickback laws, Medicare Improvements for Patients and Providers Act and "Do Not Call" regulations, and their state equivalents have created administrative and compliance requirements for us. The requirements of these laws and regulations are continually evolving, and the cost of compliance may have an adverse effect on our operations and profitability. The evolution of existing laws, rules, or regulations, their enforcement, or changes in their application or interpretation, as well as new laws and regulations could materially and adversely affect our operations, financial position, or results of operations and may expose us to increased liability. As laws and regulations evolve, the costs of compliance, which are already significant, will tend to increase. If we fail to comply with existing or future applicable laws and regulations we could suffer civil, criminal or administrative penalties, including termination of our contracts with CMS. Different interpretations and enforcement policies of these laws and regulations could subject our current practices to allegations of impropriety or illegality, or could require us to make significant changes to our operations. In addition, we cannot predict the impact of future legislation and regulatory changes on our business or assure you that we will be able to obtain or maintain the regulatory approvals required to operate our business. In addition, we are subject to potential changes in the political environment that can affect public policy and can adversely affect the markets for our products.

        Laws and regulations governing Medicare and other state and federal healthcare and insurance programs are complex and subject to significant interpretation. As part of the ACA, CMS, State regulatory agencies and other regulatory agencies have been exercising increased oversight and regulatory authority over our Medicare and other businesses. Compliance with such laws and regulations is subject to CMS audit, other governmental review and investigation, including SEC investigations, and significant and complex interpretation. CMS audits our Medicare Advantage plans with regularity to ensure we are in compliance with applicable laws, rules, regulations and CMS instructions. Our Medicare Advantage plans will likely be subject to an audit in 2017. There can be no assurance that we will be found to be in compliance with all such laws, rules and regulations in connection with these audits, reviews and investigations, and at times we have been found to be out of compliance. Failure to be in compliance can subject us to significant regulatory action including significant fines, penalties, cancellation of contracts with governmental agencies or operating restrictions on our business, including, without limitation, suspension of our ability to market to and enroll new members in our Medicare plans, termination of our contracts with CMS, exclusion from Medicare and other state and federal healthcare programs and inability to expand into new markets or add new products within existing markets.

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

        In addition, in connection with the establishment of the MSSP and the Next Generation ACO Model, the relevant federal agencies issued waivers of certain laws governing potential fraud and abuse involving federal health care program beneficiaries (e.g. the Stark Law, Civil Monetary Penalties Law, and the Anti-Kickback Statute). These waivers have been and may be modified, altered, restricted, or otherwise changed from time to time by the relevant federal agencies. The objective of the federal waivers is to foster innovative financial arrangements that will assist an ACO in meeting the goals of the MSSP or Next Generation ACO Model. As part of our ACO business, we enter into arrangements with various third parties such as laboratory companies and other providers, that are intended to be covered by such waivers. Further, state regulators or agencies may not recognize the federal waivers and view such arrangements as violating state laws. There can be no assurances that we may not be subject to state or federal action with respect to any arrangement purported covered by the waivers. However, if such arrangements are found not to be covered by such waivers, we may be subject to substantial penalties and/or fines and could be precluded from participating in government programs such as the MSSP or Next Generation ACO Model. Further, the restriction or modification of any waivers or the imposition of state action may require our ACOs to terminate certain arrangements which may result in a material adverse effect on our financial results.

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

        In addition, during 2015, we significantly grew our Medicare Advantage membership in our Northeast markets, increasing membership by approximately 35%. We incurred losses in 2015 in our Northeast Medicare Advantage markets as a result of higher than expected utilization and a lag in adequate premium for our new members. While we have taken steps to address these issues, there can be no assurance that we will be able to sustain profitably in these markets.

Reductions in funding for Medicare programs could materially reduce our ability to achieve profitability.

        We generate virtually all our revenue from the operation of our Medicare Advantage plans and our ACOs. As a result, our revenue and profitability are dependent, in part, on government funding levels for all of these various programs. The rates paid to Medicare Advantage health plans like ours are established by contract, although the rates differ depending on a combination of factors, such as upper payment limits established by CMS, a member's health profile and status, age, gender, county or region, benefit mix, member eligibility categories and the plan's risk scores. Future Medicare rate levels and overall funding for Medicare, may be affected by continuing government efforts to contain and/or reduce overall medical expenses, including the Advance Notice and Draft Call Letter described above, and other budgetary and fiscal constraints. The government is continuously examining Medicare Advantage health plans like ours in comparison to Medicare fee-for-service payments, and this examination could result in a reduction in payments to Medicare Advantage health plans like ours. Changes in the Medicare program or funding may affect our ability to operate under the Medicare program or lead to reductions in the amount of reimbursement, eliminate coverage for some benefits or reduce the number of persons enrolled in or eligible for Medicare or increase member premium.

Failure to control and/or reduce our administrative operating costs could have a material adverse effect on our financial position, results of operations and cash flows.

        The level of our administrative operating costs significantly affects our profitability. During 2016, our administrative expense ratio in our Medicare Advantage business was 11.2%. Beginning in 2014, Medicare Advantage plans are required to meet an 85% medical loss ratio and we are subject to a non-deductible insurance industry fee, which is suspended for 2017, that is approximately 1.6% of premium for 2016. Thus, in order to generate meaningful earnings, we will need to continue to reduce our administrative operating expenses from current levels. We are smaller than many of our competitors which makes it harder to reduce administrative operating expenses. Reducing administrative expenses has and may continue to require us to reduce our headcount, which can place significant strains on our operations. If we are unable to reduce our administrative operating expenses to better match our smaller size, or if we are unable to effectively manage operating our business with a reduced headcount, it could have a material adverse effect on our financial condition, results of operations and cash flows.

A significant portion of our revenue is tied to our Medicare businesses and regulated by CMS and if our government contracts are not renewed or are terminated, our business would be substantially impaired.

        We earn most of our revenue from our Medicare Advantage businesses in which CMS is not only our largest customer but also our regulator. If we are unable to maintain a constructive relationship with CMS, our business could suffer materially. As a government contractor, we provide our Medicare Advantage benefits and other services through a limited number of contracts with federal government agencies. These contracts generally have terms of one to three years and are subject to non-renewal by the applicable agency. All of our government contracts are terminable for cause if we breach a material provision of the contract or violate relevant laws or regulations. In addition, a government agency may suspend our right to add new members if it finds deficiencies in our provider network or operations, as was the case for a significant portion of the 2011 selling season as a result of CMS sanctions. If we are unable to renew, or to successfully re-bid or compete for any of our government contracts, or if any of our contracts are terminated, our business could be substantially impaired. If any of those circumstances were to occur, we would likely pursue one or more alternatives, such as

  •
  seeking to enter into contracts in other geographic markets;

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

        Consolidation within the industries in which we operate may lead to increased competition. Strategic combinations involving our competitors could have an adverse effect on our business or results of operations.

Our business strategy is evolving and may involve pursuing new lines of business or strategic transactions and investments, some of which may not be successful.

        The healthcare industry is undergoing significant change and our business strategy is continuing to evolve to meet these changes. In order to profitably grow our business, we may need to expand into new lines of business beyond our historical core of providing managed care and health insurance products, which may involve pursuing strategic transactions, including potential acquisitions of, or investments in, related or unrelated businesses. In addition, we may seek a variety of strategic transactions, including, without limitation, divestitures of existing businesses or assets, a merger or consolidation with a third party that results in a change in control (such as the WellCare Transaction), a sale or transfer of all or a significant portion of our assets or a purchase by a third party of our securities that may result in a minority or control investment by such third party.

        For example, over the past several years we partnered with groups of providers to form numerous ACOs and have invested significant capital into this business. While our ACO business continues to improve, it has lost money since inception. Going forward, we may pursue additional opportunities in the healthcare sector which may involve us providing capital and/or reinsurance to health plans. We may also pursue various strategic transactions with providers, independent practice associations and other provider groups, including acquisitions, joint ventures and other arrangements. Each of these opportunities may require the investment of significant capital and management attention. There can be no assurance that we will be successful with any of these potential new ventures and we could suffer significant losses as a result, which could have a material adverse effect on our business, financial condition and results of operations.

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

        The federal government and the states in which we operate extensively regulate our various businesses. The laws and regulations governing our operations are generally intended to benefit and protect health plan members and providers rather than shareholders. From time to time, Congress has considered various forms of "Patients' Bill of Rights" legislation, which, if adopted, could alter the treatment of coverage decisions under applicable federal employee benefits laws. There have also been legislative attempts at the state level to limit the preemptive effect of federal employee benefits laws on state laws. If adopted, these types of limitations could increase our liability exposure and could permit greater state regulation of our operations. The government agencies administering these laws and regulations have broad latitude to enforce them. These laws and regulations, along with the terms of our government contracts, regulate how we do business, what services we offer, and how we interact with our policyholders, members, providers and the public. Healthcare laws and regulations are subject to frequent change and differing interpretations.

        In addition, changes in the political climate or in existing laws or regulations, or their interpretations, or the enactment of new laws or the issuance of new regulations, including the repeal, replacement and/or modification to the ACA could adversely affect our business by, among other things:

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

        Cybersecurity attacks and data security breaches have become increasingly common, particularly in the healthcare industry. While we take precautions to prevent such attacks, there can be no assurance that we or one of our vendors or other third parties that have access to our information will not be subject to an attack or breach in the future. Our business depends significantly on efficient, effective and secure information systems and the integrity and timeliness of the data we use to run our business.

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

CMS's risk adjustment payment system, including the manner in which we estimate CMS revenues and the results of any RADV audits and budget neutrality factors, make our revenue and profitability difficult to predict and could result in material retroactive and other adjustments to our results of operations.

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

        Under the risk adjustment methodology, all Medicare Advantage plans must capture, collect and submit the necessary diagnosis code information from inpatient and ambulatory treatment settings to CMS within prescribed deadlines. The CMS risk adjustment model uses this diagnosis data to calculate the risk adjusted premium payment to Medicare Advantage plans. We generally rely on providers to code their claim submissions with appropriate diagnoses, which we send to CMS as the basis for our payment received from CMS under the actuarial risk-adjustment model. We also rely on providers to appropriately document all medical data, including the diagnosis data submitted with claims. As a result of this process, it is difficult to predict with certainty our future revenue or profitability. CMS may also change the manner in which it calculates risk adjusted premium payments in ways that are adverse to us. For example, in the past, CMS proposed excluding for risk adjustment purposes the diagnosis codes obtained from in-home health risk assessments unless such codes are subsequently validated by a clinical encounter with a qualified provider. Over the past several years, we have utilized in-home health risk assessments for our Medicare Advantage members. Accordingly, if implemented, this change could have a material adverse effect on our payments from CMS and our results of operations. In addition, our own risk scores for any period may result in favorable or unfavorable adjustments to the payments we receive from CMS and our Medicare premium revenue. Because diagnosis coding is a manual process, there is the potential for human error in the recording of codes and there can be no assurance that physicians, hospitals, and other health care providers are submitting accurate codes to us or that they will be successful in improving the accuracy of recording diagnosis code information and therefore our risk scores. There is ongoing litigation in multiple jurisdictions challenging certain Medicare plans' coding practices, the results of which may have a material adverse effect on our business practices and financial results. In addition, CMS continues to evaluate the overall risk adjustment methodology that is used to pay Medicare Advantage plans. Any major changes to this methodology or findings that our coding practices of our providers do not comply with applicable laws, could have a material adverse effect on our profitability.

        Beginning in 2008, CMS announced its intention to engage in a pilot program to more extensively audit a select group of Medicare Advantage plans in the area of hierarchical condition category, or HCC, coding for the determination of risk score revenue. These audits were labeled "Risk Adjustment Data Validation" audits, or RADV. RADV audits review medical record documentation in an attempt to validate provider coding practices and the presence of risk adjustment conditions which influence the calculation of premium payments to Medicare Advantage plans. On February 24, 2012, CMS released a final RADV audit and payment adjustment methodology which clarified many of the uncertainties arising from prior proposals. Under the final rule, CMS has indicated that it will now reduce the extrapolated contract level error rate found during the audits based on the error rate found in the

Government's 'benchmark' audit data for Medicare fee-for-service population CMS has begun to conduct RADV audits of select Medicare Advantage plans and our PPO plan offered by American Progressive Life & Health Insurance Company of New York was audited based on 2012 revenue using 2011 dates of service. As of December 31, 2012, this PPO plan had approximately 12,000 members. We have not yet heard from CMS regarding the results of this audit. We are also subject to national RADV audits from time to time. CMS may discover coding errors during these or other RADV audits, which could require us to make significant payments to CMS or require significant payment adjustments, which could have a material adverse effect on our results of operations, financial position and cash flows. On December 22, 2015, CMS issued a proposed statement of work related to a material expansion of RADV audits, with the ultimate goal of subjecting all Medicare Advantage contracts to either a comprehensive or a targeted RADV audit for each contract year.

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

        In addition, CMS continues to evaluate the overall risk adjustment methodology that is used to pay Medicare Advantage plans. Any changes to this methodology could have a material adverse effect on our financial results. For example, CMS has begun to change the manner in which it calculates risk scores. Historically, CMS has calculated risk scores using diagnosis data from the Risk Adjustment Processing System, or RAPS. However, it is beginning to phase-in the use of diagnosis data from the Encounter Data System, or EDS, in calculating risk scores. The phase-in from RAPS to EDS could result in different risk scores from each dataset, and could have a material adverse effect on our risk scores, resulting CMS premiums and financial results.

        In February 2016, CMS finalized rules regarding "overpayments" to Medicare Advantage plans which may arise under a variety of circumstances, including risk adjustment. The failure to report and return overpayments may result in significant potential liabilities under the False Claims Act and the imposition of other administrative penalties by CMS, which could adversely affect our results of operations, financial position, or cash flows. The precise interpretation, impact, and scope of the final rules regarding overpayments are not clear and are subject to pending litigation.

        During the quarter ended March 31, 2016, we changed the way we estimate changes in risk-adjusted premiums receivable from CMS based on health diagnoses for our Medicare Advantage business. Under our previous methodology, we estimated changes in CMS premiums related to revenue adjustments based upon the diagnosis data submitted to CMS and ultimately accepted by CMS. We believe this method resulted in a lag in recognizing revenue for changes in our members' medical conditions that will ultimately be included in the final risk adjusted premium paid by CMS. During the first quarter of 2016, we completed the development and validation of a model that allows us to better estimate the risk-adjusted premiums that will ultimately be realized based upon our historical experience for members that have a full year of experience and members that have joined during the annual enrollment period or special election period. We believe this method serves to better reflect risk-adjusted premiums in the period in which they are earned and is considered a change in estimate under ASC 250, Accounting Changes.

        This change in estimate resulted in the accelerated recognition of $9.2 million in additional current year premium revenue, or $0.08 per share, after tax for the year ended December 31, 2016. Under our previous estimation process, this revenue would not have been recognized until the related diagnosis data was submitted to and accepted by CMS, typically in the first and second quarters of the subsequent year. If our estimation process is incorrect, it could result in material changes to our previously-reported revenues and profitability for any particular period.

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

Legal and regulatory investigations and actions are increasingly common in the managed care business and may result in financial losses and harm our reputation.

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

  •
  claims relating to sales and marketing practices;

  •
  claims relating to the denial or delay of health care benefit payments;

  •
  claims relating to improper coding;

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

  •
  allegations of anti-competitive and unfair business activities;

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

        We contract with physicians, hospitals and other providers to deliver health care to our members. Our Medicare Advantage products and ACOs encourage or require our customers to use these contracted providers. In some circumstances, these providers may share medical cost risk with us or have financial incentives to deliver quality medical services in a cost-effective manner. Our operations and profitability are significantly dependent upon our ability to not only enter into appropriate cost-effective contracts with hospitals, physicians and other healthcare providers that have convenient locations for our members in our geographic markets, but to maintain good working relationships with such providers. In addition, as the healthcare system rapidly moves to a value-based payment system, the success of each of our Medicare and ACO businesses is and will continue to be highly dependent on achieving high quality scores. This requires significant collaboration with providers to improve customer experience and close gaps in care. If we cannot maintain satisfactory relationships with providers to positively impact quality, our ability to achieve profitability may be negatively impacted.

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

        Over the past several years, we have reduced our Medicare Advantage footprint to focus on markets where we believe we can positively impact the cost and quality of healthcare. These service area reductions have caused our aggregate membership numbers to fall. In the future, we may choose to exit additional markets and may suffer additional membership losses. If we are unable to maintain and grow our membership levels, our business could deteriorate which could have a material adverse effect on our results of operations. A reduction in our membership could also make it more difficult to maintain or lower our administrative expense ratio to appropriate levels. The principal factors that could contribute to the loss of membership are:

  •
  regulatory changes, such as the 45 Day Call Letter issued in February 2017 by CMS and the final rule to be issued in April 2017;

  •
  competition in premium or plan benefits from other health care benefit companies, many of which are larger and have greater resources than we do;

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

Our Medicare Advantage membership remains concentrated in certain geographic areas, which exposes us to unfavorable changes in local competition, reimbursement rates, provider pricing power, benefit costs, and other economic conditions.

        Our Medicare Advantage membership is significantly concentrated in Texas, New York and Maine. This significant concentration subjects us to greater risk to the extent that adverse conditions develop in one of these areas. Adverse changes in health care or other benefit costs or reimbursement rates payable to providers or increased competition in those geographic areas where we have concentrated membership could result in a disproportionate impact to us as compared to our competitors and material adverse impact on our operating results. Our membership has been and may continue to be affected by adverse and/or uncertain general economic conditions, such as the broad impact of a decline in oil prices and its impact on the Houston market. As a result, we may not be able to achieve, maintain, or grow profits and our revenue and operating results may be materially and adversely affected.

Our business and its growth are subject to risks related to difficulties in the financial markets and general economic conditions.

        The financial markets around the world may from time-to-time experience significant disruption, including, among other things, volatility in security prices, diminished liquidity and credit availability, rating downgrades and declining or indeterminate valuations of many investments and declines in real estate values. While these conditions have not historically impaired our ability to access credit markets and finance our operations, largely because our financing has generally come from internal cash generation, there can be no assurance that there will not be a future deterioration in financial markets and confidence in major economies or that any future deterioration in markets or confidence will not impair our ability to access credit markets and finance our operations.

        Economic developments affect businesses such as ours in a number of ways, many of which we cannot predict. Among the potential effects could be write-downs in the value of investments we hold and an inability to access credit markets should we require external financing. In addition, it is possible that economic conditions, and resulting budgetary concerns, could prompt the federal, state and local governments to make changes in Medicare programs, which could adversely affect our results of operations. We are unable to predict the likely duration and severity of the future disruptions in financial markets and adverse economic conditions, or the effects these disruptions and conditions could have on us.

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

        The rapid changes and complexity of our operations has placed, and will continue to place, significant demands on our management, operations systems, accounting systems, internal control systems and financial resources. As part of our strategy, we have pursued, and may continue to pursue, growth through acquisitions, joint ventures and similar strategic partnerships, to the extent the WellCare Transaction is not consummated. For example, our acquisition of APS Healthcare in 2012 was not successful. From time to time, we may also seek to dispose of assets or businesses that no longer meet our strategic objectives or for other reasons. For example, we sold our APS businesses in 2015 and sold our Traditional Insurance business and TotalCare Medicaid business in 2016. Generally, as part of these sale transactions, the seller is required to indemnify the buyer for certain matters per the contractual terms of the sale agreements. In addition, in connection with the sale of the Traditional Insurance business, all net retained Traditional Insurance business of American Progressive Life and Health Insurance Company of New York (American Progressive) was reinsured on a 100% coinsurance basis to Constitution Life Insurance Company, a Texas domiciled stock corporation which we sold to Nassau Re as part of the transaction. If Constitution Life were to default in its obligations under the reinsurance treaty, American Progressive would ultimately be responsible for the ceded business, which could have a material adverse effect on the Company and its results of operations.

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

        We have outsourced portions of our administrative functions, including, without limitation, the operation of several of our data centers, call centers and claims processing to independent third parties and may from time to time obtain additional services or facilities from other independent third parties. Dependence on third parties for these services and facilities may make our operations vulnerable to their failure to perform as agreed. Incorrect information from these entities could generate inaccurate or incomplete membership and payment reports concerning our Medicare eligibility and enrollment, and claims information used by CMS to determine plan benefit subsidies and risk corridor payments. This could cause us to incur additional expense to utilize additional resources to validate, reconcile and correct the information. We have not been able to independently test and verify some of these third party systems and data. There can be no assurance that future third party data will not disrupt or adversely affect our plans' relationships with our members or our results of operations. A change in service providers, or a move of services from internal operations to a third party, or a move of services from a third party to internal operations, could result in significant operational challenges, a decline in service quality and effectiveness, increased cost or less favorable contract terms, which could adversely affect our operating results. Some of our outsourced services are being performed offshore. CMS requires attestations from plans that utilize the services of offshore vendors as to the vendors' ability to perform delegated functions. Prevailing economic conditions and other circumstances could prevent our offshore vendors' ability to adequately perform as agreed, which would impair our ability to provide the requisite attestations to CMS and could have a material adverse effect on our results of operations and financial condition. Further, significant failure by a third party to perform in accordance with the terms of our contracts or applicable law could subject us to fines or other sanctions or otherwise have a material adverse effect on our business and results of operations.

Our business may suffer if we are not able to hire and retain sufficient qualified personnel or if we lose our key personnel.

        Our future success depends partly on the continued contribution of our senior management and other key employees. While we currently have employment agreements with certain key executives, these do not guarantee that the services of these executives will continue to be available to us. In addition, the pending WellCare Transaction generally creates unease with portions of our workforce. The loss of the services of any of our senior management, or other key employees could harm our business. In addition, recruiting and retaining the personnel we require to effectively compete in our markets may be difficult. If we fail to hire and retain qualified employees, we may not be able to maintain and expand our business.

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

        We distribute our Medicare Advantage products principally through employee career agents and independent agents who we recruit and train to market and sell our products. We also engage managing general agents from time to time to recruit agents and develop networks of agents in various states. Strong competition exists for sales agents. We compete with other insurance companies for productive agents, primarily on the basis of our financial position, support services, compensation and product features. It can be difficult to successfully compete for productive agents with larger insurance companies that have higher financial strength ratings than we do. Our business and ability to compete will suffer if we are unable to recruit and retain insurance agents or if we lose the services provided by our managing general agents.

A significant portion of our assets are invested in fixed income securities and other securities that are subject to market fluctuations.

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

        Due to our past acquisitions, goodwill and other intangible assets represent a significant portion of our total assets. As of December 31, 2016, we had goodwill and other intangible assets of approximately $71 million, or approximately 9% of our total assets as of such date.

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

        Our common stock is traded on the NYSE. The prices of publicly traded stocks often fluctuate. The price of our common stock may rise or fall dramatically without any change in our business performance. For example, if our WellCare Transaction is not consummated, our stock price may decline and possibly significantly. Specific issues and developments related to our company or those generally in the health care and insurance industries, the regulatory environment, the capital markets and the general economy may cause this volatility. Our common stock is thinly traded which exposes our stock price to potentially larger fluctuations than other companies and may make it more difficult to buy or sell our stock. The principal events and factors that may cause our stock price and trading volume to fluctuate include:

  •
  failure to consummate the WellCare Transaction;

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

        Some of our directors (including their affiliated companies) and executive officers have and may continue to have significant equity ownership in our company, employment, indemnification and severance benefit arrangements, potential rights to other benefits on a change in control and rights to ongoing indemnification and insurance that result in their having interests that may differ from the interests of our shareholders generally. The receipt of compensation or other benefits by our directors or executive officers in connection with any acquisition or disposition may make it more difficult to retain their services after the acquisition or disposition, or require the combined company to expend additional sums to continue to retain their services. In addition, we may enter into transactions, including the sale of stock or assets or similar transactions, with our shareholders, directors or executive officers that may raise a conflict of interest. Further, the current concentration of equity ownership may discourage acquisition transactions. In addition, some of our directors are affiliated with entities that own significant portions of our common stock. Such shareholders may have different investment time horizons than other shareholders and may otherwise have interests that are different than other shareholders.

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

        The notes are our obligations exclusively and are not guaranteed by any of our operating subsidiaries. A substantial portion of our consolidated assets is held by our subsidiaries. Accordingly, our ability to service our debt, including the notes, depends on the results of operations of our subsidiaries and upon the ability of such subsidiaries to provide us with cash, whether in the form of dividends, loans or otherwise, to pay amounts due on our obligations, including the notes. Our subsidiaries are separate and distinct legal entities and have no obligation, contingent or otherwise, to make payments on the notes or to make any funds available for that purpose. In addition, dividends, loans or other distributions to us from such subsidiaries may be subject to contractual, statutory and other restrictions and are subject to other business considerations.

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

ITEM 2—PROPERTIES

        Our corporate headquarters are located in White Plains, New York. We also have offices in Houston, Texas; and Syracuse, New York. In addition, we maintain other smaller offices to support our businesses. Management considers its office facilities suitable and adequate for the current level of operations. Additional information regarding our lease obligations is included in Note 22—Commitments and Contingencies in the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.

ITEM 3—LEGAL PROCEEDINGS

        In addition to the matters discussed below, we are or may also be subject to a variety of legal proceedings, alternative dispute resolution proceedings, governmental investigations, including SEC investigations, audits, claims and litigation, including claims under the False Claims Act and claims for benefits under insurance policies and claims by members, providers, customers, employees, regulators and other third parties. In some cases, plaintiffs may seek punitive damages. It is not possible to accurately predict the outcome or estimate the resulting penalty, fine or other remedy that may result from any current or future legal proceeding, investigation, audit, claim or litigation. Nevertheless, the range of outcomes and losses could be significant and could have a material adverse effect on our consolidated financial statements.

  Governmental Regulation

        Laws and regulations governing Medicare and other state and federal healthcare and insurance programs are complex and subject to significant interpretation. As part of the Affordable Care Act, known as ACA, CMS, state regulatory agencies and other regulatory agencies have been exercising increased oversight and regulatory authority over our Medicare and other businesses. Compliance with such laws and regulations is subject to CMS audit, other governmental review and investigation, including SEC investigations and significant and complex interpretation. CMS audits our Medicare Advantage plans with regularity to ensure we are in compliance with applicable laws, rules, regulations and CMS instructions. Our Medicare Advantage plans will likely be subject to audit in 2017. There can be no assurance that we will be found to be in compliance with all such laws, rules and regulations in connection with these audits, reviews and investigations, and at times we have been found to be out of compliance. Failure to be in compliance can subject us to significant regulatory action including significant fines, penalties, cancellation of contracts with governmental agencies or operating restrictions on our business, including, without limitation, suspension of our ability to market to and enroll new members in our Medicare plans, termination of our contracts with CMS, exclusion from Medicare and other state and federal healthcare programs and inability to expand into new markets or add new products within existing markets.

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

	Common Stock
			Cash Dividends Declared
	High	Low
2016
Fourth Quarter	$10.04	$7.37	$—
Third Quarter	$7.95	$6.84	$—
Second Quarter	$8.45	$7.05	$—
First Quarter	$7.26	$5.70	$—
2015
Fourth Quarter	$7.65	$5.93	$0.75
Third Quarter	$9.38	$6.00	$—
Second Quarter	$10.22	$8.42	$—
First Quarter	$9.93	$8.03	$—

        The closing sale price of our common stock on February 24, 2017, as reported by the NYSE, was $9.95 per share.

Shareholders

        As of the close of business on February 24, 2017, there were approximately 800 registered holders of record of our voting common stock and one holder of record for our nonvoting common stock.

Dividends

        On October 26, 2015, we paid a special cash dividend of $0.75 per share, to shareholders of record on October 19, 2015.

Issuer Purchases of Equity Securities

        On June 27, 2016, in connection with the issuance of our convertible notes, we repurchased all 11,011,515 shares of our common stock held by certain affiliates of Perry Capital and 7,098,775 shares of our common stock held by certain affiliates of Welsh, Carson, Anderson & Stowe at a purchase price of $6.80 per share. In connection with the convertible notes issuance, we also repurchased 2,082,800 shares of our common stock at an average price of $7.26 in privately negotiated transactions.

        On September 9, 2016, in connection with settlement of our litigation arising out of the APS Healthcare acquisition, we acquired all of the 6,272,104 shares of common stock held by the funds affiliated with GTCR and other individuals. See Note 22 Commitments and Contingencies for additional information regarding this settlement.

Stock Performance Graph

        The following graph compares the cumulative total shareholder return on our common stock with the cumulative total return of the NYSE Composite Index, and the Dow Jones US Select Health Care

Providers Index, to represent our peer group. The graph assumes an investment of $100 in each of our common stock, the NYSE Composite group, and the peer group on December 31, 2011. The graph assumes that the value of the investment in our common stock and in the above referenced indices was $100 at December 31, 2011 and that all dividends were reinvested. The price of our common stock on December 31, 2011, on which the graph is based, was $12.71. The shareholder return shown on the following graph is not necessarily indicative of future performance.

Comparison of Cumulative Total Return Among
Universal American Corp. Common Stock,
New York Stock Exchange Composite Index, S&P 500 Index and
Peer Group
December 31, 2011 through December 31, 2016

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

ITEM 6—SELECTED FINANCIAL DATA

        The table below provides selected financial data and other operating information as of and for the five years ended December 31, 2016. We derived the selected financial data presented below from our audited financial statements. In 2016, we sold our Medicaid business, which is reported in discontinued operations. In addition, the Traditional Insurance business, which was reported as held for sale at December 31, 2015 and our APS Healthcare businesses, which were sold in 2015 were reported as discontinued operations as of December 31, 2015. Our Consolidated Financial Statements and the selected financial data presented below have been restated for all periods to reflect these businesses as discontinued operations. See Note 21—Discontinued Operations for additional information on the above transactions. We have prepared the following data, other than statutory data, in conformity with U.S. generally accepted accounting principles, known as GAAP. You should read this selected financial data together with our Consolidated Financial Statements and the Notes to Consolidated Financial Statements as well as the discussion under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations."

	For the Year Ended December 31,
	2016	2015	2014	2013	2012
	(in thousands, except per share data)
Income Statement Data:
Net premiums	$1,366,716	$1,245,971	$1,394,736	$1,617,176	$1,619,336
Net investment income	8,594	11,957	19,588	18,997	23,453
Fee and other income	2,907	4,524	3,434	512	3,948
Net realized gains (losses)	1,429	38,954	(649)	13,806	14,315

Total revenues	1,379,646	1,301,406	1,417,109	1,650,491	1,661,052
Total benefits, claims and expenses	1,381,590	1,291,691	1,432,031	1,633,038	1,594,261

(Loss) income from continuing operations before equity in losses of unconsolidated subsidiaries	(1,944)	9,715	(14,922)	17,453	66,791
Equity in income (losses) of unconsolidated subsidiaries	4,998	(9,626)	(17,793)	(33,602)	(10,222)

Income (loss) from continuing operations before taxes	3,054	89	(32,715)	(16,149)	56,569
Provision for (benefit from) income taxes	9,344	3,785	(6,107)	(4,597)	17,214

(Loss) income from continuing operations	(6,290)	(3,696)	(26,608)	(11,552)	39,355

Discontinued operations:
Income (loss) from discontinued operations before income taxes	67,663	(188,371)	(1,210)	(187,087)	21,065
Provision for (benefit from) income taxes	5,997	(28,098)	1,649	(6,313)	7,387

Income (loss) from discontinued operations	61,666	(160,273)	(2,859)	(180,774)	13,678

Net income (loss)	$55,376	$(163,969)	$(29,467)	$(192,326)	$53,033

Income (loss) per common share:
Basic:
Continuing operations	$(0.09)	$(0.04)	$(0.32)	$(0.13)	$0.46
Discontinued operations	0.87	(1.95)	(0.03)	(2.07)	0.15

Net income (loss)	$0.78	$(1.99)	$(0.35)	$(2.20)	$0.61

Diluted:
Continuing operations	$(0.09)	$(0.04)	$(0.32)	$(0.13)	$0.45
Discontinued operations	0.87	(1.95)	(0.03)	(2.07)	0.16

Net income (loss)	$0.78	$(1.99)	$(0.35)	$(2.20)	$0.61

	As of December 31,
	2016	2015	2014	2013	2012
	(in thousands, except per share data)
Balance Sheet Data:
Total cash and investments	$355,956	$362,056	$444,716	$470,404	$564,076
Total assets	785,583	1,730,862	2,100,501	2,171,097	2,559,766
Policyholder related liabilities	82,898	86,976	94,836	120,269	115,611
Stockholders' equity	269,413	382,395	614,465	664,899	1,012,497
Book value per share:
Basic	$4.57	$4.52	$7.34	$7.49	$11.47

Cash dividends per common share	$—	$0.75	$—	$1.60	$1.00

Data Reported to Regulators(1):
Statutory capital and surplus	$192,454	$282,469	$345,422	$369,850	$564,380
Asset valuation reserve	850	3,597	4,510	3,911	2,967

Adjusted capital and surplus	$193,304	$286,066	$349,932	$373,761	$567,347

(1)
2015 and prior periods include capital and surplus for Constitution Life Insurance Company (Constitution) and The Pyramid Life Insurance Company (Pyramid) which was transferred to Nassau Reinsurance Group Holdings, L.P. in connection with the August 3, 2016 sale of our Traditional Insurance business and Today's Options of New York which was transferred to Molina Healthcare, Inc. (Molina) in connection with the August 1, 2016 sale of our Medicaid business. 2014 and prior also include capital and surplus of Marquette National Life Insurance Company (Marquette) and American Pioneer Life Insurance Company which were merged into Constitution during 2015. In addition, 2012 includes capital and surplus of Union Bankers Insurance Company which was merged into Constitution during 2013. At December 31, 2015, Constitution and Pyramid had combined capital and surplus of $82.7 million and combined asset valuation reserve of $1.9 million.

ITEM 7—MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

        The following discussion and analysis presents a review of our financial condition as of December 31, 2016 and our results of operations for the years ended December 31, 2016, 2015 and 2014. As used in this report, except as otherwise indicated, references to the "Company," "Universal American," "we," "our," and "us" are to Universal American Corp., a Delaware corporation and its subsidiaries.

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

Overview

        Universal American, through our family of healthcare companies, provides health benefits to people covered by Medicare. Our core strength is our ability to partner with providers, especially primary care physicians to improve health outcomes while reducing cost in the Medicare population. We currently are focused on two main businesses:

  •
  Medicare Advantage:  We currently serve the growing Medicare population by providing Medicare Advantage products to approximately 119,500 members. Approximately 31% of the Medicare population in the United States is currently enrolled in Medicare Advantage plans; a type of Medicare health plan offered by private companies that contract with the federal government to provide enrollees with health insurance. Our current focus is to grow our Medicare Advantage business in Texas (especially Houston/Beaumont), upstate New York and Maine, regions in which we have meaningful market positions.

  •
  Medicare Accountable Care Organizations:  We believe there is a significant opportunity to address the high cost and lack of coordination of health care for the majority of the Medicare fee-for-service population and have joined with provider groups to operate Accountable Care Organizations, or ACOs, that participate in the Medicare Shared Saving Program, known as the MSSP. We currently operate sixteen MSSP ACOs and two Next Generation ACOs, including approximately 5,200 participating providers with approximately 221,800 assigned Medicare fee-for-service beneficiaries.

Pending Sale to WellCare

        On November 17, 2016, we entered into a definitive agreement with WellCare Health Plans, Inc. ("WellCare") under which WellCare will acquire Universal American in an all cash transaction valued at $10.00 per share of common stock. We refer to this transaction throughout this Form 10-K as the "Sale Transaction". On December 30, 2016, the request for early termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act (HSR Act) was approved. In addition, on February 16, 2017, our stockholders approved the Sale Transaction. WellCare and the Company are pursuing the remaining regulatory approvals from regulatory agencies in Texas and New York. The Sale Transaction is expected to close in the second quarter of 2017, subject to the receipt of regulatory approvals and other customary closing conditions.

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

        For 2017, the Company earned a 4.5-Star rating for its flagship TexanPlus® plan in Houston/Beaumont, which accounts for 57% of our December 31, 2016 membership, and maintained a 4-Star rating for our Today's Options PPO plan in New York and Maine. Collectively, over 70% of our members are in Plans with a Star rating of 4.0 or greater. Plans that achieve a 4-Star rating or better are entitled to additional bonus payments and higher rebate percentages from CMS which enables the plans to enhance their product offering to members and prospective members through reduced premiums, reduced member cost sharing amounts, and/or additional benefits.

  Medicare Advantage

        Medicare Advantage—Texas:    Universal American's largest Medicare Advantage market is Texas, primarily the Houston/Beaumont region and North Texas. We market our products using the TexanPlus® brand. The products provided in our Texas markets are HMO plans, including a special needs plan for dual eligibles (dSNP), which was introduced in 2016 and currently has nominal membership. Enrollment in this market is generally supported by employed career agents.

  •
  Our HMO plans are offered under contracts with CMS and provide all basic Medicare covered benefits with reduced member cost-sharing as well as additional supplemental benefits, including a defined prescription drug benefit. We built this coordinated care product around contracted networks of providers who, in cooperation with the health plan, coordinate an active care management program. In addition to a monthly payment per member from CMS, the plan may collect a monthly premium from its members enrolled in specified products. For 2017, these HMO plans are offered with a $0 member premium, except for the dSNP, which offers a subsidized premium.

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

        The products provided in our Northeast market include PPO and Network PFFS.

  •
  Our PPO plans are provided under the brand Today's Options® PPO. They are offered under contracts with CMS and provide all basic Medicare covered benefits with reduced member cost-sharing as well as additional supplemental benefits, including a defined prescription drug benefit. This coordinated care product is built around contracted networks of providers who, in cooperation with the health plan, coordinate an active care management program. In addition to a monthly payment per member from CMS, the plan may collect a monthly premium from its members enrolled in specified products.

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

  Accountable Care Organizations

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

        Universal American currently sponsors sixteen MSSP ACOs in ten States and two Next Generation ACOs which include approximately 5,200 participating providers and approximately 221,800 Medicare FFS beneficiaries covering more than $2.4 billion of medical spend. Certain of our ACOs overlap a portion of our Medicare Advantage footprint (Houston, Dallas and New York) which capitalizes on our existing relationship with providers. The other ACOs have no overlap with existing operations, offering an opportunity for expansion into other products and services.

        In 2017, three of our MSSP ACOs elected Track 2 with the balance of MSSP ACOs remaining on Track 1. In addition, we formed a new ACO comprised of many of our providers who participated in our Maryland and Virginia ACOs which was selected by CMS to participate in the Next Generation ACO model effective January 1, 2017. Our other Next Generation ACO operates in Houston, Texas.

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

        The MSSP is relatively new and therefore has limited historical experience. This impacts our ability to accurately accumulate and interpret the data available for calculating the ACOs' shared savings. Therefore, during 2016, 2015 and 2014, we recognized our portion of ACO shared savings revenue when notified by CMS. Such notification lags the Program Year to which the revenue relates by six to nine months. Revenue from the initial 2012/2013 Program Year, which ended on December 31, 2013, was recorded in the quarter ended September 30, 2014 and revenue for the 2014 Program Year, which ended on December 31, 2014, was recorded in the quarter ended June 30, 2015. Revenue for the 2015 Program Year, which ended on December 31, 2015, was recorded in the quarter ended June 30, 2016. Similarly, we were not able to recognize revenue for the year ended December 31, 2016 in the 2016 financial statements. We expect that revenue, if any, for the program year ended December 31, 2016 will be reported in 2017 when the MSSP revenue is either known or estimable with reasonable certainty. Based on the ACO operating agreements, we bear all costs of the ACO operations until revenue is recognized. At that point, we share in up to 100% of the revenue to recover our costs incurred. Any remaining revenue is generally shared equally with our ACO provider partners.

        During 2016, we operated one ACO under the new Next Generation ACO Model. This Next Generation ACO Model has different provisions than the MSSP ACOs, and receives different beneficiary information from CMS during the year. During 2016, we were able to use this beneficiary information to estimate Program Year 2016 revenue for this Next Generation ACO, but determined, based on the information available, that this ACO would not generate any shared savings. Based on our analysis, we accrued a $1.7 million estimated loss for 2016.

  Healthcare Reform

        The ACA was signed into law in March 2010 and legislated broad based changes to the U.S. health care system which continue to have a material impact on our business. There is considerable discussion within the new Presidential administration and Congress about repealing and replacing the ACA. At this time, it is uncertain whether, when, and what changes will be made to the ACA, and what impact such changes could have on our business. However, any changes to the ACA, including through any repeal and replacement to the ACA, could have a material adverse effect on our business, financial position and results of operations.

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

        Reduced Medicare Advantage reimbursement rates—The ACA made several changes to Medicare Advantage. Beginning in 2012, the Medicare Advantage "benchmark" rates began the transition to target Medicare fee-for-service cost benchmarks of 95%, 100%, 107.5% or 115% of the calculated Medicare fee-for-service costs. The transition period is 2, 4 or 6 years depending upon the applicable county and 2017 will be the final transition year. The counties are divided into quartiles based on each county's fee-for-service Medicare costs. We estimate that approximately 61%, 32% and 6%, respectively, of our January 1, 2017 membership resides in counties where the Medicare Advantage benchmark rate will equal 95%, 115%, and 107.5%, respectively, of the calculated Medicare fee-for-service costs.

        Medicare Advantage payment benchmarks have been cut over the last several years, with additional funding reductions to be phased in as noted above. On February 1 2017, CMS issued its 2018 Advance Notice and Draft Call Letter (the "Advance Notice") detailing preliminary 2018 Medicare Advantage benchmark payment rates. As is customary, CMS has invited public comment on these preliminary rates before issuing its final rates for 2018 in April 2017. The Advance Notice proposes to provide a slight overall increase to Medicare rates for 2018 and we are continuing to evaluate the overall impact in our markets. At this time, CMS is not implementing any major proposed policy changes with respect to the exclusion of in home health risk assessments for risk adjustment purposes. If implemented, such change would result in significant additional funding declines for the Company. We will continue to evaluate proposed changes detailed in the Advance Notice, some of which could adversely affect our plan benefit designs, market participation, growth prospects and earnings potential for our Medicare Advantage plans in the future.

        Implementation of quality bonus for Star ratings—Beginning in 2012, Medicare Advantage plans with an overall "Star rating" of three or more stars (out of five) based on historical performance were eligible for a "quality bonus" in their basic premium rates. Plans receiving Star bonus payments are required to use the additional dollars to provide "extra benefits" for the plans' enrollees, to the extent necessary to maintain compliance with minimum loss ratio requirements, resulting in a competitive advantage for those plans rather than a direct financial impact. In addition, beginning in 2012, Medicare Advantage Star ratings affect the rebate percentage available for plans to provide additional member benefits (plans with quality ratings of 3.5 stars or above will have their rebate percentage increased from a base rate of 50% to 65% or 70%). In all cases, this rebate percentage is lower than the pre-ACA rebate percentage of 75%. Beginning in 2015, in order to qualify for bonus payments, plans must have a 4 STAR rating or higher. For 2017, the Company earned a 4.5-Star rating for its flagship TexanPlus® plan in Houston/Beaumont, which accounts for 57% of our December 31, 2016 membership, and maintained a 4-Star rating for our Today's Options PPO plan in New York and Maine. Collectively, over 70% of our members are in Plans with a Star rating of 4.0 or greater. A summary of these ratings is presented below:

Contract	Plan Name	Location	January 31, 2017 Members (000's)	2017 Star Rating
H4506	Texan Plus HMO	Southeast Texas—Houston/Beaumont	69.2	4.5
H2775	Today's Options PPO	Northeast—New York & Maine	19.8	4.0
H0174	Texan Plus D-SNP	Southeast Texas	0.5	4.0
H2816	Today's Options Network PFFS	Northeast—New York & Maine	27.6	3.5
H5656	Texan Plus HMO	North Texas—Dallas	2.4	3.0

			119.5

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

        Stipulated minimum MLRs—Beginning in 2014, the ACA stipulates a minimum MLR of 85% for Medicare Advantage plans. This MLR which is calculated at a plan level, takes into account benefit costs, quality initiative expenses, the ACA fee and taxes. Financial and other penalties may result from failing to achieve the minimum MLR ratio. For the years ended December 31, 2016, 2015 and 2014 our Medicare Advantage plans exceeded the minimum MLR, as defined by CMS. Complying with such minimum ratio by increasing our medical expenditures or refunding any shortfalls to the federal government could have a material adverse effect on our operating margins, results of operations, and our statutory capital.

        Non-deductible health insurance industry fee ("ACA Fee")—Beginning in 2014, the new healthcare reform legislation imposed an annual aggregate health insurance industry fee of $8.0 billion, increasing to $11.3 billion in 2016 (with increasing annual amounts thereafter) on health insurance premiums, including Medicare Advantage premiums, that is not deductible for income tax purposes. In 2017, the ACA Fee has been suspended for one year. Our share of the ACA Fee is based on our pro rata percentage of premiums written during the preceding calendar year compared to the industry as a whole, calculated annually. The ACA Fee, first expensed and paid in 2014, adversely affects the profitability of our Medicare Advantage business and could have a material adverse effect on our results of operations. For our continuing operations, we paid fees of $21.7 million, $25.5 million and $22.9 million in the years ended December 31, 2016, 2015 and 2014, respectively, based on prior year net written premiums. We do not expect to pay any fees in 2017, due to the one year suspension of the ACA fee. Pursuant to GAAP, the liability for the ACA Fee will be estimated and recorded in full once the entity provides qualifying health insurance in the corresponding period with a corresponding deferred cost that is to be amortized to expense on a straight-line basis over the applicable calendar year. For statutory reporting purposes, the ACA Fee will be expensed on January 1 in the year of payment, rather than amortized to expense over the year. The ACA Fee is included in other operating costs; however, will be factored in when calculating the stipulated minimum MLR. Our effective income tax rate increased in 2014, and will remain at a higher level in future years in which the ACA fee is assessed.

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

        Accountable Care Organizations—The ACA established Medicare ACOs, as a tool to improve quality and lower costs through increased care coordination in the FFS program. CMS established the MSSP to facilitate coordination and cooperation among providers to improve the quality of care for Medicare fee-for-service beneficiaries and reduce unnecessary costs. To date, we have partnered with numerous groups of healthcare providers and currently participate in sixteen MSSP ACOs and two Next Generation ACOs. ACOs are entities that contract with CMS to serve the FFS population with the goal of better care for individuals, improved health for populations and lower costs. ACOs share savings with CMS to the extent that the actual costs of serving assigned beneficiaries are below certain trended benchmarks of such beneficiaries and certain quality performance measures are achieved. We provide a variety of services to the ACOs, including care coordination, analytics and reporting, technology and other administrative services to enable these physicians and their associated healthcare providers to deliver better quality care, improved health and lower healthcare costs for their Medicare FFS patients.

        Under the MSSP, CMS will not make any payments to ACOs for a measurement year until the second half of the following year, which will negatively impact our cash flows. In order to receive revenues from CMS under the MSSP, the ACO must meet certain minimum savings rates (i.e. save the federal government money) and meet certain quality measures. More specifically, an ACOs medical expenses for its assigned beneficiaries during a relevant measurement year must be below the benchmark established by CMS for such ACO. On the quality side, for 2017, the MSSP requires ACOs to meet thirty-one quality measures, which CMS may vary from time to time. Notwithstanding our efforts, our ACOs may be unable to meet the required savings rates or may not satisfy the quality measures, which may result in our receiving no revenues and losing our substantial investment. In addition, as the MSSP is a new program, it presents challenges and risks associated with the timeliness and accuracy of data and interpretation of complex rules, which may impact the timing and amount of revenue we can recognize and could have a material adverse effect on our ability to recoup any of our investment in this new business. Further, there can be no assurance that we will maintain positive relations with our ACO partners which may result in certain of the ACOs terminating our relationship, which will result in a potential loss of our investment.

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

        Additionally, the CMS Center for Medicare and Medicaid Innovation, or CMMI, launched the Next Generation ACO Model, a new value-based payment model that encourages providers to assume greater risk and offers enhanced rewards for coordinating the healthcare of Medicare fee-for-service beneficiaries. The Next Generation ACO Model provides ACOs with additional tools not found in the MSSP but used in the Medicare Advantage program to improve quality and lower cost, including preferred networks, negotiated discounts and beneficiary incentives. The Next Generation ACO Model offers two risk arrangements with prospectively assigned beneficiaries under which a Next Generation ACO can share up to 80% or 100% of savings (losses) generated in each performance year depending on the financial arrangement selected by the ACO.

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

Membership

        The following table presents our membership in Medicare Advantage products:

	January 31, 2017	December 31, 2016
	(in thousands)
Houston/Beaumont	69.2	65.8
Dallas	2.4	2.9
SETX dSNP	0.5	0.4

Texas	72.1	69.1
Upstate New York/Maine	47.4	45.4

Medicare Advantage	119.5	114.5

Segment Overview

        Our business segments are based on product and consist of:

  •
  Medicare Advantage; and

  •
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

Results of Operations—Consolidated Overview

        The following table reflects income (loss) from each of our segments and contains a reconciliation to reported net loss:

	For the year ended December 31,
	2016	2015	2014
	(in thousands)
Medicare Advantage(1)	$48,443	$21,480	$48,121
MSO(1)	(9,487)	(20,058)	(30,809)
Corporate & Other(1)	(37,331)	(40,287)	(49,378)
Net realized gains (losses)(1)	1,429	38,954	(649)

Income (loss) before income taxes(1)	3,054	89	(32,715)
Provision for (benefit from) income taxes	9,344	3,785	(6,107)

Loss from continuing operations	(6,290)	(3,696)	(26,608)
Income (loss) from discontinued operations	61,666	(160,273)	(2,859)

Net income (loss)	$55,376	$(163,969)	$(29,467)

Income (loss) per common share (diluted):
Loss from continuing operations	$(0.09)	$(0.04)	$(0.32)
Income (loss) from discontinued operations	0.87	(1.95)	(0.03)

Net income (loss)	$0.78	$(1.99)	$(0.35)

(1)
We evaluate the results of operations of our segments based on income (loss) before realized gains and losses and income taxes. We believe that realized gains and losses are not indicative of overall operating trends. This differs from U.S. GAAP, which reflects the effect of realized gains and losses and income taxes in the determination of net income (loss). The schedule above reconciles our segment income (loss), to net income (loss) in accordance with U.S. GAAP.

  Years ended December 31, 2016 and 2015

        Loss from continuing operations for the year ended December 31, 2016 was $6.3 million, or $0.09 per diluted share, compared to a loss from continuing operations of $3.7 million, or $0.04 per diluted share, for the year ended December 31, 2015. These amounts include realized gains, net of taxes, of $1.5 million, or $0.02 per diluted share, and $25.3 million, or $0.31per diluted share in 2016 and 2015, respectively.

        Our Medicare Advantage segment generated income before income taxes of $48.4 million for the year ended December 31, 2016; an increase of $27.0 million compared to the year ended December 31, 2015. The increase in earnings was driven primarily by membership growth, lower MBR, particularly in the Northeast, and a decrease in ACA fee expense; partially offset by lower net investment income, and a membership-driven increase in medical expenses, commissions and general expenses. The year ended December 31, 2016 included $7.6 million of net favorable prior period items compared to $4.0 million of net favorable items for the year ended December 31, 2015. Effective January 1, 2016, we changed the way we estimate changes in risk-adjusted premiums receivable from CMS, which resulted in the accelerated recognition of approximately $9.2 million of additional current year premium revenue for the year ended December 31, 2016.

        Our MSO segment generated loss before income taxes of $9.5 million for the year ended December 31, 2016 compared to a loss of $20.1 million for the year ended December 31, 2015, an improvement of $10.6 million. During the year ended December 31, 2016, we recognized $29.2 million of net shared savings revenue from our MSSP ACOs. This compares with $20.9 million of program year 2014 net shared savings revenue recognized from 9 of our MSSP ACOs during the year ended December 31, 2015. We also recorded an estimated loss of $1.7 million in 2016 related to our Next Generation ACO, which began operations on January 1, 2016. Operating expenses for the year ended December 31, 2016 were $37.0 million compared to $40.9 million for the year ended December 31, 2015, reflecting fewer active ACOs in 2016.

        Our Corporate & Other segment reported a loss of $37.3 million for the year ended December 31, 2016 compared to a loss of $40.3 million in 2015. This improvement was primarily due to lower legal and general corporate expenses partially offset by increased debt service costs as a result of our issuance of $115 million of Convertible Notes in June 2016.

        Net realized gains for the year ended December 31, 2016 was $1.4 million compared to $39.0 million for the year ended December 31, 2015. The decrease is primarily due to 2015 realized gains of $29.6 million and $6.1 million on our cost-method minority investments in naviHealth and Data Driven Delivery Systems, Inc. (DDDS), respectively.

        Our effective tax rate from continuing operations was a provision in excess of 100% for 2016 and 2015. The effective tax rate in 2016 and 2015 differs from the expected benefit of the 35% federal rate due to permanent items, primarily the ACA fee and preferred dividends, as well as state income taxes, net of non-recurring tax benefits. Non-recurring tax benefits included in income taxes amounted to $0.6 million and $6.5 million for the years ended December 31, 2016 and 2015, respectively. The 2016 benefit relates primarily to release of a reserve on foreign tax credits. The 2015 benefit primarily relates to $4.3 million in foreign tax credit carryforwards created in connection with the February 2015 sale of APS Puerto Rico, net of valuation allowance and a $2.4 million net capital loss created in connection with the Traditional Insurance business fair value adjustment, net of valuation allowance. Any utilization of these tax benefits in the future will require sufficient taxable income, of the appropriate character, from continuing sources; consequently, they are included in continuing operations.

        Our after-tax income from discontinued operations was $61.7 million compared with a loss of $160.3 million for the years ended December 31, 2016 and 2015, respectively. Discontinued Operations includes the results of our Total Care Medicaid Plan and Traditional Insurance business, which were sold in August 2016 and APS Healthcare, which was sold during 2015. For further information on these businesses see Note 21—Discontinued Operations in the Notes to Consolidated Financial Statements.

  Years ended December 31, 2015 and 2014

        Loss from continuing operations for the year ended December 31, 2015 was $3.7 million, or $0.04 per diluted share, compared to a loss from continuing operations of $26.6 million, or $0.32 per diluted share, for the year ended December 31, 2014. These amounts include realized gains (losses), net of taxes, of $25.3 million, or $0.31 per diluted share, and $(1.8) million, or $(0.02) per diluted share in 2015 and 2014, respectively.

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

        Our MSO segment generated a loss before income taxes of $20.1 million for the year ended December 31, 2015, compared to a loss of $30.8 million for the year ended December 31, 2014, an improvement of $10.7 million. This improvement was primarily driven by a $7.5 million increase in shared savings revenue, as nine of our ACOs qualified for shared savings in program year 2014, compared with three ACOs in program year 2012/2013. Operating expenses for the year ended December 31, 2015 were $40.9 million compared to $44.2 million for the year ended December 31, 2014, reflecting fewer active ACOs in 2015.

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

        Our effective tax rate from continuing operations was a provision in excess of 100% for 2015, compared with a benefit of 19% for 2014. The effective rate in 2015 and 2014 differs from the expected benefit of the 35% federal rate due to permanent items, primarily the ACA fee and preferred dividends, as well as state income taxes, net of non-recurring tax benefits. Non recurring tax benefits included in income taxes amounted to $6.5 million and $5.8 million for the years ended December 31, 2015 and 2014, respectively. The 2015 benefit primarily relates to $4.3 million in foreign tax credit carryforwards created in connection with the February 2015 sale of APS Puerto Rico, net of valuation allowance and a $2.4 million net capital loss created in connection with the Traditional Insurance fair value adjustment, net of valuation allowance. Utilization of these tax benefits will be as a result of sufficient taxable income, of the appropriate character, from continuing sources; therefore, they are included in continuing operations. The 2014 benefit primarily relates to the reversal of executive compensation previously considered non-deductible under Code section 162(m)(6) that resulted in the recording of a $3.2 million benefit for amounts considered non-deductible in our prior year tax return, recording of $1.3 million of foreign tax credits and a $0.7 million reserve release related to items on which the statute of limitations has expired.

        Our after-tax loss from discontinued operations was $160.3 million and $2.9 million for the years ended December 31, 2015 and 2014, respectively. 2015 included a pre-tax write down to fair value of $149.2 million, on our Traditional Insurance business, which is considered held for sale at December 31, 2015, a realized loss of $17.4 million, pre-tax, on the sale of APS Healthcare's domestic and foreign businesses and a restructure charge of $5.6 million related to the shutdown of facilities, run out of the retained managed behavioral health (MBH) business and severance. The 2015 loss also included operating results for Traditional Insurance and Medicaid for the year and APS Healthcare for the period prior to the sale and a return to provision adjustment related to the 2014 income tax return of the disposed businesses. 2014 income represents operating results of the disposed businesses. For further information on these businesses, see Note 21—Discontinued Operations in the Notes to Consolidated Financial Statements.

Segment Results—Medicare Advantage

        The following table presents the operating results of our Medicare Advantage segment:

	For the year ended December 31,
	2016	2015	2014
	(in thousands)
Net premiums	$1,366,716	$1,245,656	$1,393,444
Net investment and other income	9,693	10,379	16,880

Total revenue	1,376,409	1,256,035	1,410,324

Medical expenses	1,153,829	1,074,658	1,171,002
Amortization of intangible assets	933	2,110	2,600
ACA fee	21,725	25,464	22,910
Commissions and general expenses	151,479	132,323	165,691

Total benefits, claims and other deductions	1,327,966	1,234,555	1,362,203

Segment income before income taxes	$48,443	$21,480	$48,121

        Our Medicare Advantage segment includes the operations of our Medicare coordinated care HMO, PPO and Network PFFS Plans (collectively known as the Plans). Our HMOs offer coverage to Medicare members primarily in Southeastern Texas (primarily Houston/Beaumont) and the Dallas area. Our PPO and Network PFFS Plans offer coverage primarily in upstate New York and Maine.

Years ended December 31, 2016 and 2015

        Our Medicare Advantage segment generated income before income taxes of $48.4 million for the year ended December 31, 2016; an increase of $27.0 million compared to the year ended December 31, 2015. The increase in earnings was driven primarily by membership growth, lower MBR, particularly in the Northeast, and a decrease in ACA fee expense; partially offset by lower net investment income, and a membership-driven increase in medical expenses, commissions and general expenses. The year ended December 31, 2016 included $7.6 million of net favorable prior period items compared to $4.0 million of net favorable items for the year ended December 31, 2015. Effective January 1, 2016, we changed the way we estimate changes in risk-adjusted premiums receivable from CMS, which resulted in the accelerated recognition of approximately $9.2 million of additional current year premium revenue for the year ended December 31, 2016.

        Net premiums.    Net premiums for the Medicare Advantage segment increased by $121.1 million for the year ended December 31, 2016 compared with the same period in 2015, due to membership growth and an increase in premium per member driven by the 2016 change in our revenue recognition policy described above; partially offset by a $2.4 million reduction in favorable prior period items. The year ended December 31, 2016 included $13.3 million of net favorable prior period items recognized in net premiums as compared to $15.7 million of net favorable prior period items recognized for the year ended December 31, 2015.

        Medical expenses.    Medical expenses increased by $79.2 million for the year ended December 31, 2016 compared to the same period ended in 2015. The increase was driven by membership growth and increased utilization; partially offset by lower unfavorable prior period items. Medical expenses for the year ended December 31, 2016 included $5.7 million of net unfavorable items related to prior periods, compared to $11.7 million of net unfavorable items related to prior periods for the year ended December 31, 2015.

        Quality improvement initiative costs are included in medical expenses in connection with the reporting of minimum medical loss ratios under the ACA. The following table provides a breakdown of medical expenses and the related medical benefits ratios:

	For the year ended December 31,
	2016		2015
	($ in thousands)
Quality Initiatives	$24,179	1.8%	$25,341	2.1%
Medical Benefits	1,129,650	82.6%	1,049,317	84.2%

Total Benefits	$1,153,829	84.4%	$1,074,658	86.3%

        Adjusting for the prior year items discussed above in net premiums and medical expenses, for the year ended December 31, 2016, our medical benefit ratio MBR, excluding quality initiative costs, was 83.0%. Our medical benefit MBRs for the year ended December 31, 2016, as reported and recast to exclude prior year items, are summarized in the table below:

	Reported	Recast
Texas HMOs Medical Benefit Ratio	82.5%	83.0%
Upstate New York/Maine Medical Benefit Ratio	83.3%	83.1%
Total Medicare Advantage	82.6%	83.0%

        ACA fee.    The ACA fee for the year ended December 31, 2016 amounted to $21.7 million or 1.6% of 2016 net premiums compared to $25.5 million or 2.0% of 2015 net premiums. The ACA fee is based on prior year premiums and is included in the calculation of minimum medical loss ratios under the ACA. The $3.7 million decrease in the ACA fee is due to lower full year premiums in 2015 compared to 2014, which was the result of lower membership in 2015 due to service area reductions effective January 1, 2015.

        Commissions and general expenses.    Commissions and general expenses for the year ended December 31, 2016 increased $19.2 million compared to the same period in 2015, primarily due to higher membership, sales and marketing costs, medical management evaluations and higher compensation costs. Our administrative expense ratio increased to 11.2% for the year ended December 31, 2016 compared to 10.8% for the year ended December 31, 2015.

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

        Adjusting for the prior year items discussed above in premiums and medical expenses, for the year ended December 31, 2015, our medical benefit MBR, excluding quality initiative costs was 84.3%. Our medical benefit MBRs for the year ended December 31, 2015, as reported and revised to exclude prior year items, are summarized in the table below:

	Reported	Recast(1)
Texas HMOs Medical Benefit Ratio	81.8%	82.0%
Upstate New York/Maine Medical Benefit Ratio	90.0%	89.4%
Total Medicare Advantage	84.2%	84.3%

(1)
Recast excludes the impact of prior period items.

        ACA fee.    The ACA fee for the year ended December 31, 2015 amounted to $25.5 million, or 2.0% of 2015 net premiums compared to $22.9 million or 1.6% of net premiums for the year ended December 31, 2014. The ACA fee is included in the calculation of minimum medical loss ratios under the ACA. The increase in the ACA fee is due to the industry-wide total fee increasing from $8 billion in 2014 to $11.4 billion in 2015.

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

Segment Results—Management Services Organization

        The following table presents the operating results of our MSO segment, consolidating the ACOs in which we participate with the operations of our Collaborative Health Systems, LLC (CHS) subsidiary:

	For the year ended December 31,
	2016	2015	2014
	(in thousands)
Shared Savings Revenue:
Gross Shared Savings (1)	$39,838	$26,924	$20,357
ACO Partner Share	(10,606)	(6,040)	(6,982)

Net Shared Savings Revenue	29,232	20,884	13,375
Next Generation ACO Estimated Loss	1,700	—	—
Other operating income and expenses	37,019	40,942	44,184

Segment loss before income taxes	$(9,487)	$(20,058)	$(30,809)

(1)
Amounts represent shared savings revenues recorded in the current year related to the prior program year.

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

        During 2016, we operated one ACO under the new Next Generation ACO Model. This Next Generation ACO receives different beneficiary information from CMS during the year than the MSSP

ACOs. During 2016, we were able to use this information to estimate Program Year 2016 revenue for this Next Generation ACO, but determined, based on the information available, that this ACO would not generate any shared savings. Based on our analysis, we accrued a $1.7 million estimated loss for 2016.

  Years ended December 31, 2016 and 2015

        Our MSO segment generated loss before income taxes of $9.5 million for the year ended December 31, 2016 compared to a loss of $20.1 million for the year ended December 31, 2015, an improvement of $10.6 million. During the year ended December 31, 2016, we recognized $29.2 million of net shared savings revenue from our MSSP ACOs. $28.5 million related to program year 2015 shared savings from 10 of our MSSP ACOs. 2016 revenue also includes additional program year 2014 revenue of $0.7 million recognized in the first quarter of 2016 as a result of the restructuring of the program year 2014 shared savings distribution for two MSSP ACOs during the first quarter of 2016. This compares with $20.9 million of program year 2014 net shared savings revenue recognized from 9 of our MSSP ACOs during the year ended December 31, 2015. We also recorded an estimated loss of $1.7 million in 2016 related to our Next Generation ACO, which began operations on January 1, 2016. Operating expenses for the year ended December 31, 2016 were $37.0 million compared to $40.9 million for the year ended December 31, 2015, reflecting fewer active ACOs in 2016.

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

Segment Results—Corporate & Other

        The following table presents the primary components comprising the loss for the segment:

	For the year ended December 31,
	2016	2015	2014
	(in thousands)
Net premiums	$—	$316	$1,291
Net investment income	305	3,067	5,365
Fee and other income	2,014	3,809	1,837

Total revenue	2,319	7,192	8,493

Claims and other benefits	—	(184)	1,560
Interest expense	8,140	5,289	6,999
Commissions and general expenses	31,510	42,374	49,312

Total benefits, claims and other deductions	39,650	47,479	57,871

Segment loss before income taxes	$(37,331)	$(40,287)	$(49,378)

        Corporate & Other reflects the activities of our holding company, our participation in the Exchange, and other ancillary operations. Effective January 1, 2015, we are no longer participating in the Exchange.

  Years ended December 31, 2016 and 2015

        Our Corporate & Other segment reported a loss of $37.3 million for the year ended December 31, 2016 compared to a loss of $40.3 million in 2015. This improvement was primarily due to lower legal and general corporate expenses partially offset by increased debt service costs as a result of our issuance of $115 million of Convertible Notes in June 2016.

        Net premiums.    Net premiums in 2015 represented a larger than anticipated risk score adjustment, net of risk corridor related to the Exchange business, which we exited at the end of 2014.

        Net investment income.    Net investment income decreased by $2.9 million for the year ended December 31, 2015 compared to 2014. In 2015, we received a distribution on a cost method minority investment of $2.0 million.

        Fee and other income.    Fee and other income decreased by $1.8 million for the year ended December 31, 2016 compared to 2015 primarily due to lower revenues from transition services agreements entered into in connection with the sale of our Traditional Insurance and Total Care Medicaid businesses in 2016 compared with the APS Healthcare businesses in 2015. These additional revenues are offset by expenses included in commissions and general expenses.

        Claims and other benefits.    Claims and other benefits in 2015 represented recoveries from the Federal transitional reinsurance program related to the Exchange business in 2014.

        Interest expense.    Interest expense increased by $2.9 million for the year ended December 31, 2016 compared to 2015 due to the convertible notes issued in June 2016.

        Commissions and general expenses.    Commissions and general expenses decreased by $10.9 million for the year ended December 31, 2016 compared to 2015. This decrease was driven by reductions in general corporate expenses related to our expense reduction initiatives and lower legal costs as well as lower costs associated with the transition services agreements, totaling $9.1 million. In addition, 2015 included costs associated with accelerated vesting of stock compensation expense for terminated employees, and accelerated amortization of debt issuance costs in connection with our loan repayments and amendment to our revolving credit facility totaling $3.6 million. These reductions were partially offset by increased corporate development costs related to our various sales processes and lower recoveries of agents balances.

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

Discontinued Operations

        The following table presents the primary components comprising income (loss) from discontinued operations:

	For the year ended December 31,
	2016	2015	2014
	(in thousands)
Medicaid:
Operating results	$(4,253)	$105	$2,635
Gain on sale	20,407	—	—

	16,154	105	2,635

Traditional Insurance:
Operating results	$10,942	$(16,278)	$2,507
Realized gains (losses)	160	44	(733)
Gain (loss) on sale	486	(149,153)	—

	11,588	(165,387)	1,774

APS Healthcare	39,921	(23,089)	(5,619)

Income (loss) before income taxes	$67,663	$(188,371)	$(1,210)

        Discontinued Operations includes the results of our Medicaid, Traditional Insurance and APS Healthcare businesses. For additional information on the sale of these businesses, see Note 21—Discontinued Operations.

  Years ended December 31, 2016 and 2015

        Universal American reported income from discontinued operations of $67.7 million for the year ended December 31, 2016 compared with a loss of $188.4 million in 2015.

        Medicaid—Operating Results:    Medicaid had an operating loss of $4.3 million for the year ended December 31, 2016 compared to income of $0.1 million for the same period in 2015. This decrease was primarily due to higher claims costs, including unfavorable prior period items and higher expenses during 2016.

        Medicaid—Gain on Sale:    On August 1, 2016, we completed the sale of TONY, which operates the Total Care Medicaid plan, to Molina for an adjusted purchase price of $38.0 million, resulting in a pre-tax gain of $20.4 million.

        Traditional Insurance—Operating Results:    Traditional Insurance had operating income of $10.9 million for the year ended December 31, 2016 compared with a loss of $16.3 million for the same period in 2015. Earnings in 2016 were driven by the absence of DAC amortization in 2016, since all DAC was written off at December 31, 2015 in connection with the Traditional Insurance fair value adjustment as well as lower levels of operating expenses, partially offset by lower earnings from a smaller block of in force business. The 2015 loss was primarily driven by an increase in claim reserves on our Disability Income line of business as a result of an updated claim termination study, as well as recording additional amortization of our deferred acquisition costs (DAC) asset as a result of loss recognition testing deficiencies.

        Traditional Insurance—Gain (Loss) on Sale:    The gain recorded in 2016 includes the reclassification of $4.8 million of accumulated other comprehensive income (AOCI) related to the sale of the Traditional Insurance business to adjust the cumulative loss on the transaction. This was partially offset by a $1.6 million adjustment to reflect the early cash settlement of the earn out and a

$2.3 million reduction of sale procceds related to the final balance sheet true up with the buyer. As of December 31, 2015, we determined that this business should be classified as held for sale and reported in discontinued operations. Consequently, the related assets and liabilities at December 31, 2015 were adjusted to fair value, resulting in a pre-tax loss of $149.2 million, including the write off of $60.4 million in deferred acquisition costs and other intangible assets.

        APS Healthcare:    2016 amounts include earn-out revenues and litigation settlement, while 2015 amounts represent losses on the sale of our APS Puerto Rico business of $0.4 million and on the sale of our APS domestic business of $17.0 million, as well as a restructure charge of $5.6 million related to the sale of the domestic business See Note 22—Commitments and Contingencies for additional information.

  Years ended December 31, 2015 and 2014

        Universal American reported a loss from discontinued operations of $188.4 million for the year ended December 31, 2015 compared with a loss of $1.2 million in 2014.

        Medicaid—Operating Results:    Our Medicaid segment generated income before income taxes of $0.1 million for the year ended December 31, 2015 compared to income of $2.6 million for the year ended December 31, 2014. This decrease was as a result of higher medical benefits primarily related to increased inpatient utilization and unfavorable claims run-out from prior periods as well as an increase in operating expenses, partially offset by an increase in net premiums due to higher state capitation rates.

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

        Traditional Insurance—Gain (Loss) on Sale:    As of December 31, 2015, we determined that this business should be classified as held for sale and reported in discontinued operations. Consequently, the related assets and liabilities at December 31, 2015 were adjusted to fair value, resulting in a pre-tax loss of $149.2 million, including the write off of $60.4 million in deferred acquisition costs and other intangible assets.

        APS Healthcare:    During 2015, we recorded losses on the sale of our APS Puerto Rico business of $0.4 million and on the sale of our APS domestic business of $17.0 million, as well as a restructure charge of $5.6 million related to the sale of the domestic business and operating results prior to sale. In connection with the sale, we retained certain office space which we have exited and certain managed behavioral health, or MBH, contracts which we have terminated and are operating at a loss as the business runs off. Our restructure charge for facilities represents the estimated costs to close the facilities, including lease buyout costs and rent costs, net of estimated sublease revenue, on non-cancellable leases prior to termination. The related leases run through 2021. The charge related to the MBH contracts represents the estimated operating losses on the terminated contracts through the end of the contractual period, March 31, 2016. 2014 results included $15.9 million of litigation and settlement costs related to APS Healthcare matters, partially offset by an operating profit of $10.3 million.

Contractual Obligations and Commercial Commitments

        Our contractual obligations as of December 31, 2016, are shown below.

	Payments Due by Period
Contractual Obligations	Total	2017	2018 - 2019	2020 - 2021	Thereafter
	(in thousands)
Continuing operations:
Convertible Senior Notes due 2021	$135,700	$4,600	$9,200	$121,900	$—
Series A mandatorily redeemable preferred shares(1)	41,700	41,700	—	—	—
Operating Lease Obligations	13,845	4,531	5,352	3,576	386
Purchase Obligations(2)	17,697	4,194	8,843	4,660	—
Policy and contract claims	83,021	74,609	8,412	—	—

Total	$291,963	$129,634	$31,807	$130,136	$386

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

  Liquidity and Capital Resources

        Sources and Uses of Liquidity to the Parent Company, Universal American Corp.    We require cash at our parent company to support the operations and growth of our subsidiaries, fund new business opportunities through acquisitions or otherwise, fund debt service and pay the operating expenses necessary to function as a holding company, as applicable insurance department regulations require us to bear our own expenses.

        The parent company's ongoing sources and uses of liquidity are derived primarily from the following:

  •
  dividends from and capital contributions to our Insurance and HMO subsidiaries—During the year ended December 31, 2016, SelectCare of Texas, Inc. ("SCOT") paid a $9.6 million dividend on July 21, 2016. No other dividends were declared or paid during 2016. In the third quarter of 2016, we made a capital contribution of $0.6 million to our Medicaid subsidiary, TONY, prior to its sale to Molina, and a $0.1 million of capital contribution to our Texas-based dual-eligible special needs plan ("dSNP"), Today's Options of Texas, Inc. ("TOTX").

  •
  loans from and interest payments to our Insurance subsidiaries to support investments in our ACO business—During 2013, our Insurance subsidiaries loaned $22.0 million to our parent company. The parent company repaid $9.0 million of this loan in April 2015. The remaining $13.0 million loan payable was paid in August 2016. During the year ended December 31, 2016, the parent company paid interest totaling $0.3 million to our Insurance subsidiaries on such loans.

  •
  the cash flows of our other subsidiaries, including our Medicare Advantage management service organization—Net cash flows available to our parent company amounted to approximately $17.8 million during the year ended December 31, 2016.

  •
  the cash flows of our ACO business and other growth initiatives—For the year ended December 31, 2016, we funded expenses of approximately $36.4 million, pre-tax, related to our ACO business. Additionally, in September 2016, we received $39.8 million of gross proceeds from CMS for the 2015 program year. We made distributions from these proceeds to our physician partners totaling $6.4 million in the fourth quarter of 2016 with an additional $4.9 million to be paid in the first quarter of 2017.

  •
  payment of dividends to holders of our mandatorily redeemable preferred shares—In the year ended December 31, 2016, we paid $3.4 million of dividends to holders of our mandatorily redeemable preferred shares. The $40 million face value of those shares will be redeemed at their maturity date in the second quarter of 2017, or earlier as part of the WellCare transaction.

  •
  payment of debt principal, interest and fees related to our convertible senior notes.—in December 2016, we made our first interest payment of $2.1 million on our convertible notes.

  •
  payment of certain corporate overhead costs and public company expenses, net of revenues, which amounted to $25.2 million for the year ended December 31, 2016.

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

  •
  proceeds from the sale of subsidiaries—On August 3, 2016 we completed the sale of our Traditional Insurance business to Nassau Re. At closing, we received $30.5 million in cash which, under the terms of the agreement, is subject to post-closing price adjustments based on actual capital and surplus of Constitution and Pyramid compared to the target statutory capital and surplus of $68.5 million. In October 2016, we received $11.4 million representing final settlement of potential earn-out payments from this sale and in January 2017 we received an additional $2.7 million in cash in final settlement of the post-closing balance sheet adjustments. On August 1, 2016, we completed the sale of all the outstanding equity interests of TONY, which operates the Total Care Medicaid plan to Molina for an adjusted purchase price of $38.0 million. During 2015, we completed the sale of our APS Healthcare subsidiaries for $31.5 million in cash.

  •
  proceeds from the sale of and distributions received on investments—In August 2015, we sold our interest in our cost-basis investment in naviHealth for $35.6 million and received cash proceeds of $33.1 million, with the balance of $2.5 million held in escrow, which was received in December 2016, and recorded a pre-tax realized gain of $29.6 million. In November 2015, we sold our interest in our cost-basis investment in DDDS for $6.6 million and received cash proceeds of $3.1 million, with the balance of $3.4 million representing the discounted fair value of a put option, exercisable in November 2018, and recorded a pre-tax realized gain of $6.1 million. In October 2016, we negotiated and received final settlement of this put option for $3.3 million. In addition, in 2015, we received a total of $2.0 million in cash distributions from DDDS.

  •
  As of December 31, 2016, we had approximately $102.9 million of cash and investments in our parent company and unregulated subsidiaries.

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

        The National Association of Insurance Commissioners, known as the NAIC, imposes regulatory risk-based capital, known as RBC, requirements on insurance companies. The level of RBC is calculated and reported annually. A number of remedial actions could be enforced if a company's total adjusted capital is less than 200% of authorized control level RBC. However, we generally consider target surplus to be 350% of authorized control level RBC. At December 31, 2016, all of our insurance and HMO subsidiaries had total adjusted capital in excess of our target of 350% of authorized control level RBC except for SCOT which had approximately 300%. Excess capital can be used by the insurance and HMO subsidiaries to make dividend payments to their respective holding companies, subject to certain restrictions, and from there to our parent company.

        At December 31, 2016, we held cash and invested assets of approximately $256 million at our insurance and HMO subsidiaries that could readily be converted to cash. We believe that this level of liquidity is sufficient to meet our obligations and pay expenses.

        During the twelve months ended December 31, 2016, SCOT paid a $9.6 million dividend on July 21, 2016. No other dividends were declared or paid during 2016. During 2015, our Insurance subsidiaries, Pyramid, Constitution, and Marquette (which was merged into Constitution in May 2015)

declared and paid dividends totaling approximately $92 million. These subsidiaries were sold as part of the sale of our Traditional Insurance subsidiaries to Nassau. See Note 12—Discontinued Operations in the Notes to Consolidated Financial Statements. In July 2015, SCOT paid a $9.0 million ordinary dividend. No other dividends were declared or paid by our other Insurance and HMO subsidiaries in 2015.

        In the third quarter of 2016, we made a capital contribution of $0.6 million to our Medicaid subsidiary, TONY, and a $0.1 million of capital contribution to TOTX, in order to maintain its $5.0 million minimum capital requirement. No other capital contributions were made to our Insurance or HMO subsidiaries. In 2015, we funded a total of $17.1 million in capital contributions to one of our Insurance subsidiaries, which was merged into Constitution, one of the entities included in the sale of our Traditional Insurance business. During 2015, we made a total of $8.3 million in capital contributions to TONY in support of our Total Care Medicaid health plan; $3.2 million of which was done in the form of a surplus note, bearing interest at a rate of 5.0%. This note was converted to capital effective June 30, 2016 and all accrued and unpaid interest was settled in cash in July 2016. Additionally, in the fourth quarter of 2015, we made a $3.5 million capital contribution to TOTX.

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

        Investments.    We invest primarily in fixed maturity securities of the U.S. Government and its agencies, U.S. state and local governments, mortgage-backed securities and corporate fixed maturity securities with investment grade ratings of BBB– or higher by S&P or Baa3 or higher by Moody's Investor Service. As of December 31, 2016, approximately 99% of our fixed income investment portfolio had investment grade ratings from S&P or Moody's.

        At December 31, 2016, cash and cash equivalents represent approximately 29% of our total cash and invested assets. The increase from 19% at December 31, 2015 is primarily driven by additional cash at the parent holding company. Approximately 50% of cash and invested assets were held in securities backed by the U.S. government or its agencies. The increase from 18% at December 31, 2015, is primarily due to the conversion of our "prime" money market fund holdings to U.S. government money market funds, which was driven by the money market fund reforms that went into effect in October 2016. The average credit quality of our total investment portfolio was AA– at December 31, 2016 and 2015.

        The average book yield of our investment portfolio decreased to 2.2% at December 31, 2016 from 2.9% December 31, 2015, which was driven by the increase in our lower yielding cash balances at December 31, 2016 vs. 2015, continued lower reinvestment rates on our maturing fixed income portfolio and transfer of the higher yielding fixed maturity investments to discontinued operations in connection with the reinsurance of our Traditional Insurance business at American Progressive as we repositioned our portfolio after closing the transaction.

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

  •
  policy and contract claim liabilities and benefit expense recognition;

  •
  goodwill and other intangible assets;

  •
  investment valuation;

  •
  recognition of premium revenues and policy benefits—Medicare products; and

  •
  income taxes.

  Policy and contract claim liabilities and benefit expense recognition

        We calculate and maintain reserves for the estimated future payment of claims to our policyholders using actuarial assumptions that are consistent with actuarial assumptions we use in the pricing of our products. The policy and contract claims liability for our Medicare Advantage policies include a liability for unpaid claims, including claims in the course of settlement, as well as a liability for incurred but not reported claims, known as IBNR. Benefit expenses are recognized in the period in which services are provided or claims are incurred and include an estimate of the cost of services and IBNR claims. Our net income depends upon the extent to which our actual claims experience is consistent with the assumptions we used in setting our reserves and pricing our policies. If our assumptions with respect to future claims are incorrect, and our reserves are insufficient to cover our actual losses and expenses, we would be required to increase our liabilities, resulting in reduced net income and stockholders' equity.

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

        Activity in the liability for policy and contract claims is as follows:

	For the years ended December 31,
	2016	2015
	(in thousands)
Balance at beginning of year	$86,976	$94,836
Less reinsurance recoverable	—	(394)

Net balance at beginning of period	86,976	94,442

Balances sold	—	(66)
Incurred related to:
Current year	1,154,487	1,079,803
Prior year development	(660)	(5,329)

Total incurred	1,153,827	1,074,474

Paid related to:
Current year	1,097,327	999,225
Prior year	60,578	82,649

Total paid	1,157,905	1,081,874

Balance at end of year	$82,898	$86,976

        The liability for policy and contract claims decreased from $87.0 million to $82.9 million during the year ended December 31, 2016. The decrease in the liability was primarily attributable to the decrease in IBNR for our Medicare Advantage business due to lower inventory levels.

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

        The claim reserve balances at December 31, 2015 settled during 2016 for $0.7 million less than originally estimated. This prior year development represents less than 0.1% of the incurred claims recorded in 2015.

        The claim reserve balances at December 31, 2014 settled during 2015 for $5.3 million less than originally estimated. This prior year development represents 0.5% of the incurred claims recorded in 2014.

  Sensitivity Analysis

        The following table illustrates the sensitivity of our health IBNR payable at December 31, 2016 to identified reasonably possible changes to the estimated weighted average completion factors and healthcare cost trend rates. However, it is possible that the actual completion factors and healthcare cost trend rates will develop differently from our historical patterns and therefore could be outside of the ranges illustrated below.

		Claims Trend Factor(2):
Completion Factor(1):
			(Decrease) Increase in Net Health IBNR
(Decrease) Increase in Factor	Increase (Decrease) in Net Health IBNR	(Decrease) Increase in Factor
($ in thousands)
–3%	$118	–3%	$(4,808)
–2%	79	–2%	(3,205)
–1%	39	–1%	(1,603)
1%	(39)	1%	1,603
2%	(79)	2%	3,205
3%	(118)	3%	4,808

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

        Future events that could have a negative impact on the levels of excess fair value over carrying value of our reporting units include, but are not limited to:

  •
  decreases in business growth;

  •
  decreases in forecasted margins;

  •
  the loss of significant contracts;

  •
  regulatory changes impacting the reporting unit;

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

        Our consolidated balance sheets include goodwill held in connection with our Medicare Advantage reporting unit of $68,393 at December 31, 2016 and 2015. There were no changes in carrying amounts during the years then ended.

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

        Amortizing intangible assets.    We must estimate and make assumptions regarding the useful life we assign to our amortizing intangible assets. Set forth below are our annual amortization policies for each of the main categories of amortizing intangible assets which have an unamortized balance at December 31, 2016. All are being amortized over the estimated weighted average life of the related asset on a straight line basis.

Description	Weighted Average Life Remaining (Years)
Membership base	6
Provider contracts	<1
Non-compete	4

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

        The investment advisor uses their own rules-based pricing system to evaluate the prices it receives from various pricing vendors to ensure the data adheres to certain vendor-to-vendor and day-to-day variance tolerances. Exceptions to the rules are monitored, investigated and challenged, as needed. We review and test the security pricing procedures used to value our fixed maturity portfolio on an ongoing basis. Our procedures include review of the investment valuation policy and understanding of the procedures used to obtain investment valuations and review of pricing controls at our investment advisor, including their Statements on Standards for Attestation Engagements 16 controls review report. We also test the prices provided by the advisor monthly by comparing the data to another independent pricing source and monitoring the change in prices from month to month and upon sale of the security. Significant changes or variances are investigated and explained. During the year ended December 31, 2016, we did not modify any price provided by the advisor.

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

        Revenue Adjustments—The monthly CMS Direct Premium Subsidy is based upon the members' health status, which is determined by CMS, as more fully described above under "Medicare Risk Adjustment Provisions." All health benefit organizations that contract with CMS must capture, collect, and submit the necessary diagnosis code information to CMS within prescribed deadlines. Accordingly, we collect, capture, and submit the necessary and available diagnosis data to CMS within prescribed deadlines for our Plans. We estimate changes in CMS premiums related to revenue adjustments based upon the diagnosis data submitted to CMS and ultimately accepted by CMS. Risk scores are updated annually by CMS and reconciled to our estimated amounts by us with any adjustments recorded in premium revenue. Although such adjustments have not been considered to be material in the past, future adjustments could be material. Effective January 1, 2016, we changed the way we estimate changes in risk adjusted premiums receivable from CMS, based on health diagnoses for our Medicare Advantage business. See Note 2—Basis of Presentation for additional information.

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

        Stipulated minimum MLRs—Beginning in 2014, the ACA stipulates MLR of 85% for Medicare Advantage plans. This MLR, which is calculated at a plan level, takes into account benefit costs, quality initiative expenses, the ACA fee and taxes. Financial and other penalties may result from failing to achieve the minimum MLR ratio. For the years ended December 31, 2016, 2015 and 2014 our Medicare Advantage plans exceeded the minimum MLR, as defined by CMS.

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

        In our consideration of all the available evidence, we provided more weight to evidence that was more objectively verifiable. In 2016, significant weight was given to our cumulative income/loss position. Our cumulative loss position at December 31, 2016 was due in large part to losses in our APS Healthcare businesses that were sold during 2015 and are reported in discontinued operations, the fair value adjustment and ultimate sale of our Traditional Insurance business that is reported in discontinued operations, the cumulative losses on our ACO business which include startup costs and a time lag in the recognition of revenue, the recognition of significant legal/settlement costs related to our non-core businesses and significant non-deductible expenses, particularly the ACA fee. While the Company is in a cumulative net loss position over the last three years from a financial reporting perspective, the Company has cumulative pre-tax income over the same period, after these adjustments are made.

        We believe that the negative evidence of our cumulative loss is not indicative of future projected income or our ability to realize the deferred tax assets existing as of December 31, 2016. The remaining deferred tax assets, for which a valuation allowance was not established, relate to amounts that can be realized through future reversals of existing taxable temporary differences, prudent and feasible tax planning strategies and the Company's estimates of future taxable income. Any 2016 U.S. tax losses in our consolidated income tax return can be carried back to 2014 for ordinary losses and 2013 for capital losses subject to certain limitations.

Federal Income Taxation of the Company

        For the year ended December 31, 2016, we will file a consolidated federal income tax return that includes most corporate subsidiaries but excludes any subsidiary that qualifies as a life insurance company or is taxed as a partnership under the Internal Revenue Code Subsidiaries that qualify as life insurance companies and partnerships will file separate federal income tax returns. We will include the taxable income or loss from a subsidiary taxed as a partnership in the tax return of its corporate owner.

        We carried valuation allowances for our continuing and discontinued operations on our deferred tax assets of $20.3 million at December 31, 2016 and, $36.9 million at December 31, 2015, primarily related to foreign tax credit carryforwards that were created from the sale of our Puerto Rico subsidiaries and those we acquired in connection with our purchase of APS Healthcare in 2012, state net operating loss carryforwards, deferred income tax assets for various states and the deferred tax asset generated by the capital loss on the sale of the Traditional Insurance business.

        Prior to the sale of our Traditional Insurance business, some of our U.S. insurance company subsidiaries were taxed as life insurance companies as provided in the Internal Revenue Code. The Omnibus Budget Reconciliation Act of 1990 amended the Internal Revenue Code to require a portion of the expenses incurred in selling insurance products be capitalized and amortized over a period of years, as opposed to an immediate deduction in the year incurred. Instead of measuring actual selling expenses, the amount capitalized for tax purposes is based on a percentage of premiums. In general, the capitalized amounts are subject to amortization over a ten-year period. Since this change only affects the timing of the deductions, it does not, assuming stability of income tax rates, affect the provisions for taxes reflected in our financial statements prepared in accordance with GAAP. However, by deferring deductions, the change has the effect of increasing our current tax expense and reducing statutory surplus.

        At December 31, 2016, we had no unrecognized tax benefits. During 2016, we determined that certain unrecognized benefits of $0.3 previously considered potentially realizable would not be realized. During the year ended December 31, 2016, we did not recognize any refund claims. During the years ended December 31, 2015 and 2014, we recognized less than $0.1 million and $0.7 million, respectively, of refund claims filed in 2010.

        We recognize interest and penalties related to unrecognized tax benefits in federal and state tax expense. During the years ended December 31, 2016, 2015 and 2014, we recognized no such interest expense and penalties.

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

        The sensitivity analysis of interest rate risk assumes an instantaneous shift in a parallel fashion across the yield curve, with scenarios of interest rates increasing and decreasing 100 and 200 basis points from their levels as of December 31, 2016, and with all other variables held constant. The following table summarizes the impact of the assumed changes in market interest rates at December 31, 2016. Due to the current low interest rate environment, when estimating the effect of market interest rate decreases on fair value we have set an interest rate floor of 0% and have not allowed interest rates to go negative.

December 31, 2016	Effect of Change in Market Interest Rates on Fair Value of Fixed Income Portfolio as of December 31, 2016
Fair Value of Fixed Income Portfolio	200 Basis Point Decrease	100 Basis Point Decrease	100 Basis Point Increase	200 Basis Point Increase
(in millions)
$245.2	$19.7	$10.4	$(10.2)	$(19.9)

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

Evaluation of Effectiveness of Controls

        We carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2016. Based on this evaluation, our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer concluded that our disclosure controls and procedures were effective as of December 31, 2016, at a reasonable assurance level, to timely alert management to material information required to be included in our periodic filings with the Securities and Exchange Commission.

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

        Management assessed our internal control over financial reporting as of December 31, 2016, the end of our fiscal year. Management based its assessment on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on our assessment, we determined that, as of December 31, 2016, the Company's internal control over financial reporting was effective based on those criteria.

        The effectiveness of our internal control over financial reporting as of December 31, 2016 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included on page F-3 of our consolidated financial statements included in this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

        There were no changes in our internal controls over financial reporting during the quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B—OTHER INFORMATION

        None.

PART III

ITEM 10—DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        The information required by Item 10 is incorporated into Part III of this Annual Report on Form 10-K by reference to our definitive Proxy Statement for the Annual Meeting of Stockholders which is expected to be held on May 24, 2017, unless the Sale Transaction closes prior to such date, in which case such Annual Meeting will not be held.

ITEM 11—EXECUTIVE COMPENSATION

        The information required by Item 11 is incorporated into Part III of this Annual Report on Form 10-K by reference to our definitive Proxy Statement for the Annual Meeting of Stockholders which is expected to be held on May 24, 2017, unless the Sale Transaction closes prior to such date, in which case such Annual Meeting will not be held.

ITEM 12—SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information required by Item 12 is incorporated into Part III of this Annual Report on Form 10-K by reference to our definitive Proxy Statement for the Annual Meeting of Stockholders which is expected to be held on May 24, 2017, unless the Sale Transaction closes prior to such date, in which case such Annual Meeting will not be held.

ITEM 13—CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        The information required by Item 13 is incorporated into Part III of this Annual Report on Form 10-K by reference to our definitive Proxy Statement for the Annual Meeting of Stockholders which is expected to be held on May 24, 2017, unless the Sale Transaction closes prior to such date, in which case such Annual Meeting will not be held.

ITEM 14—PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The information required by Item 14 is incorporated into Part III of this Annual Report on Form 10-K by reference to our definitive Proxy Statement for the Annual Meeting of Stockholders which is expected to be held on May 24, 2017, unless the Sale Transaction closes prior to such date, in which case such Annual Meeting will not be held.

PART IV

ITEM 15(a)—EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1
Financial Statements

2
Financial Statement Schedules

3
Exhibits

Exhibits
2.1	Stock Purchase and Sale Agreement, dated as of October 8, 2015, by and among NSRE Holdings Inc., a Delaware corporation, Universal American Corp., Universal American Holdings, LLC, and Nassau Reinsurance Group Holdings, L.P. (filed as Exhibit 2.1 to the Company's Current Report on Form 8-K filed with the Commission on October 14, 2015, and incorporated by reference herein).
2.2
Agreement and Plan of Merger, dated November 17, 2016, by and among Universal American Corp., WellCare Health Plans, Inc. and Wind Merger Sub, Inc. (filed as Exhibit 2.1 to the Company's Current Report on Form 8-K filed with the Commission on November 21, 2016, and incorporated by reference herein).
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
3.3
First Amendment to the Amended and Restated Bylaws of Universal American Corp., effective November 17, 2016 (filed as Exhibit 3.2 to the Company's Current Report on Form 8-K filed with the Commission on November 17, 2016, and incorporated by reference herein).
4.1
Certificate of Designation of the Series A Mandatorily Redeemable Preferred Shares (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K filed on March 4, 2011, and incorporated by reference herein).

Exhibits
4.2	Certificate of Amendment to Certificate of Designation of the Series A Mandatorily Redeemable Preferred Shares (filed as Exhibit 4.1.2 to the Company's Registration Statement on Form S-4 filed on August 2, 2011, and incorporated by reference herein).
4.3
Indenture dated as of June 27, 2016 between Universal American Corp., as issuer, and U.S. Bank National Association, as trustee (filed as Exhibit 3.5 to the Company's Quarterly Report on Form 10-Q filed on August 4, 2016 and incorporated by reference herein).
10.1
Employment Agreement dated July 30, 1999, between Old Universal American and Richard A. Barasch (filed as Exhibit D to Old Universal American's Current Report on Form 8-K/A dated March 14, 2001, and incorporated by reference herein).
10.2
Employment Agreement dated March 1, 2016 by and between Universal American Corp. and Adam C. Thackery (filed as Exhibit 10.2 to the Company's Annual Report on Form 10-K filed on March 10, 2016 and incorporated by reference herein).
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
10.9
Form of Universal American Corp. 2011 Omnibus Equity Award Plan Employee Restricted Stock Award Agreement (filed as Exhibit 10.9 to the Company's Annual Report on Form 10-K filed on March 10, 2016 and incorporated by reference herein).

Exhibits
10.10		Form of Universal American Corp. 2011 Omnibus Equity Award Plan Employee Nonqualified Option Award Agreement (filed as Exhibit 10.10 to the Company's Annual Report on Form 10-K filed on March 10, 2016 and incorporated by reference herein).
10.11
Form of Universal American Corp. 2011 Omnibus Equity Award Plan Employee Restricted Stock Award Agreement (filed as Exhibit 10.11 to the Company's Annual Report on Form 10-K filed on March 10, 2016 and incorporated by reference herein).
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

UNIVERSAL AMERICAN CORP.
February 28 2017	/s/ RICHARD A. BARASCH Richard A. Barasch Chairman of the Board and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the following capacities and on the dates indicated.

Signature	Title	Date

/s/ RICHARD A. BARASCH Richard A. Barasch	Chairman of the Board, Chief Executive Officer and Director (Principal Executive Officer)	February 28, 2017
/s/ ADAM C. THACKERY Adam C. Thackery	Chief Financial Officer	February 28, 2017
/s/ DAVID R. MONROE David R. Monroe	Chief Accounting Officer	February 28, 2017
/s/ SALLY W. CRAWFORD Sally W. Crawford	Director	February 28, 2017
/s/ MATTHEW W. ETHERIDGE Matthew W. Etheridge	Director	February 28, 2017
/s/ MARK K. GORMLEY Mark K. Gormley	Director	February 28, 2017
/s/ MOHIT KAUSHAL Mohit Kaushal	Director	February 28, 2017
/s/ PATRICK J. MCLAUGHLIN Patrick J. McLaughlin	Director	February 28, 2017

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

        Other schedules were omitted because they were not applicable.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
Universal American Corp.

        We have audited the accompanying consolidated balance sheets of Universal American Corp. and subsidiaries (the "Company") as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive loss, stockholders' equity, and cash flows for the years then ended. Our audits also included the financial statement schedules listed in the Index at Item 15(a). These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. The consolidated financial statements of the Company for the year ended December 31, 2014, before the effects of the retrospective adjustments for discontinued operations discussed in Note 21 to the consolidated financial statements, were audited by other auditors whose report, dated March 30, 2015, expressed an unqualified opinion on those statements and included an explanatory paragraph concerning these retrospective adjustments for discontinued operations discussed in Note 21 to the consolidated financial statements.

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

        In our opinion, such 2016 and 2015 consolidated financial statements present fairly, in all material respects, the financial position of Universal America Corp. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

        We also have audited the retrospective adjustments to the 2015 and 2014 consolidated financial statements for the operations discontinued in 2016 and 2015, as discussed in Note 21 to the consolidated financial statements. Our procedures included (1) obtaining the Company's underlying accounting analysis prepared by management of the retrospective adjustments for discontinued operations and comparing the retrospectively adjusted amounts per the 2015 and 2014 consolidated financial statements to such analysis, (2) comparing previously reported amounts to the previously issued consolidated financial statements for such years, (3) testing the mathematical accuracy of the accounting analysis, and (4) on a test basis, comparing the adjustments to retrospectively adjust the financial statements for discontinued operations to the Company's supporting documentation. In our opinion, such retrospective adjustments are appropriate and have been properly applied. However, we were not engaged to audit, review, or apply any procedures to the 2014 consolidated financial statements of the Company other than with respect to the retrospective adjustments and, accordingly, we do not express an opinion or any other form of assurance on the 2014 consolidated financial statements taken as a whole.

        As discussed in Note 1 to the consolidated financial statements, on November 17, 2016, WellCare Health Plans, Inc. ("WellCare") and the Company announced a definitive agreement under which WellCare will acquire the Company. On February 16, 2017, the Company's shareholders approved the transaction. The transaction is subject to the receipt of regulatory approvals and the satisfaction of other customary closing conditions.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2017 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP

New York, New York
February 28, 2017

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Universal American Corp.

        We have audited, before the effects of the retrospective adjustments for discontinued operations discussed in Note 21 to the consolidated financial statements, the accompanying consolidated statements of operations, comprehensive loss, stockholders' equity and cash flows of Universal American Corp. and subsidiaries for the year ended December 31, 2014 (the 2014 consolidated financial statements, before the effects of the retrospective adjustments discussed in Note 21 to the consolidated financial statements are not presented herein). Our audit also included, before the effects of the retrospective adjustments for the discontinued operations discussed in Note 21 to the consolidated financial statements, the financial statement schedules listed in the Index at Item 15(a) for the year ended December 31, 2014 (the 2014 financial statement schedules, before the effects of the retrospective adjustments discussed in Note 21 to the consolidated financial statements are not presented herein). The 2014 financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audit.

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

        In our opinion, the 2014 financial statements referred to above, before the effects of the retrospective adjustments for discontinued operations discussed in Note 21 to the consolidated financial statements, present fairly, in all material respects, the consolidated results of Universal American Corp. and subsidiaries' operations and their cash flows for the year ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related 2014 financial statement schedules, before the effects of the retrospective adjustments for the discontinued operations discussed in Note 21 to the consolidated financial statements, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

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

The Board of Directors and Stockholders of
Universal American Corp.

        We have audited the internal control over financial reporting of Universal American Corp. and subsidiaries (the "Company") as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2016 of the Company and our report dated February 28, 2017, expressed an unqualified opinion on those financial statements and financial statement schedules and included an explanatory paragraph regarding the retrospective adjustments to the 2015 and 2014 consolidated financial statements for the operations discontinued in 2016 and 2015, as discussed in Note 21 to the consolidated financial statements, and an explanatory paragraph regarding the November 17, 2016 announcement that WellCare Health Plans, Inc. ("WellCare") and the Company entered into a definitive agreement under which WellCare will acquire the Company and the February 16, 2017 announcement that the Company's shareholders approved the transaction and the transaction is subject to receipt of regulatory approvals and the satisfaction of other customary closing conditions, as discussed in Note 1 to the consolidated financial statements.

/s/ Deloitte & Touche LLP

New York, New York
February 28, 2017

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	December 31, 2016	December 31, 2015
ASSETS
Investments:
Fixed maturities available for sale, at fair value (amortized cost: 2016, $246,087; 2015, $279,277)	$245,191	$281,776
Other invested assets	6,303	9,734

Total investments	251,494	291,510
Cash and cash equivalents	104,462	70,546
Accrued investment income	1,817	2,307
Reinsurance recoverables	1,092	406
Due and unpaid premiums	39,894	25,518
Goodwill and intangible assets	70,840	71,423
Deferred income tax asset	28,596	48,704
Income taxes receivable	12,845	5,885
Other healthcare receivables	19,819	34,127
Other assets	24,910	29,866
Assets of discontinued operations	229,814	1,150,570

Total assets	$785,583	$1,730,862

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Policy and contract claims	$82,898	$86,976
Premiums received in advance	599	953
Convertible Senior Notes due 2021, net of fees	92,897	—
Series A mandatorily redeemable preferred shares, net of fees	39,939	39,755
Net amounts payable to discontinued operations	—	44,289
Accounts payable and other liabilities	62,075	60,455
Liabilities of discontinued operations	237,762	1,116,039

Total liabilities	516,170	1,348,467

Commitments and contingencies (Note 22)
STOCKHOLDERS' EQUITY
Preferred stock (Authorized: 40 million shares)	—	—
Common stock—voting (Authorized: 400 million shares; issued and
outstanding: 2016, 58.9 million shares; 2015, 81.3 million shares)	589	813
Common stock—non-voting (Authorized: 60 million shares;
issued and outstanding: 2015, 3.3 million shares)	—	33
Additional paid-in capital	443,838	608,804
Accumulated other comprehensive (loss) income	(387)	2,748
Retained deficit	(174,627)	(230,003)

Total stockholders' equity	269,413	382,395

Total liabilities and stockholders' equity	$785,583	$1,730,862

See notes to consolidated financial statements.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	For the Years Ended December 31,
	2016	2015	2014
Revenues:
Net premiums	$1,366,716	$1,245,971	$1,394,736
Net investment income	8,594	11,957	19,588
Fee and other income	2,907	4,524	3,434
Net realized gains (losses)	1,429	38,954	(649)

Total revenues	1,379,646	1,301,406	1,417,109

Benefits, claims and expenses:
Claims and other benefits	1,153,827	1,074,474	1,172,562
Amortization of intangible assets	933	2,110	2,600
Commissions	20,132	18,529	20,861
Interest expense	7,872	4,743	6,209
Affordable Care Act fee	21,731	25,489	22,910
Other operating costs and expenses	177,095	166,346	206,889

Total benefits, claims and expenses	1,381,590	1,291,691	1,432,031

(Loss) income before equity in earnings (losses) of unconsolidated subsidiaries	(1,944)	9,715	(14,922)
Equity in earnings (losses) of unconsolidated subsidiaries	4,998	(9,626)	(17,793)

Income (loss) from continuing operations before income taxes	3,054	89	(32,715)
Provision for (benefit from) income taxes	9,344	3,785	(6,107)

Loss from continuing operations	(6,290)	(3,696)	(26,608)
Discontinued operations:
Income (loss) from discontinued operations before income taxes	67,663	(188,371)	(1,210)
Provision for (benefit from) income taxes	5,997	(28,098)	1,649

Income (loss) from discontinued operations	61,666	(160,273)	(2,859)

Net income (loss)	$55,376	$(163,969)	$(29,467)

Income (loss) per common share:
Basic:
Continuing operations	$(0.09)	$(0.04)	$(0.32)
Discontinued operations	0.87	(1.95)	(0.03)

Net income (loss)	$0.78	$(1.99)	$(0.35)

Diluted:
Continuing operations	$(0.09)	$(0.04)	$(0.32)
Discontinued operations	0.87	(1.95)	(0.03)

Net income (loss)	$0.78	$(1.99)	$(0.35)

Basic and diluted weighted average shares outstanding	70,671	82,402	83,850

Dividends per share	$—	$0.75	$—

See notes to consolidated financial statements.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	For the years ended December 31,
	2016	2015	2014
Comprehensive income (loss):
Net income (loss)	$55,376	$(163,969)	$(29,467)
Other comprehensive (loss) income, net of income taxes:
Unrealized (loss) gain on investments	(4,311)	(10,582)	7,108
Less: reclassification adjustment for gains included in net income (loss)	1,049	2,416	822

Change in net unrealized (loss) gain on investments	(5,360)	(12,998)	6,286
Change in long-term claim reserve adjustment	2,225	3,098	(967)

Total other comprehensive (loss) income, net of income taxes	(3,135)	(9,900)	5,319

Comprehensive income (loss)	$52,241	$(173,869)	$(24,148)

See notes to consolidated financial statements.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(in thousands)

	Common Stock			Accumulated Other Comprehensive Income (Loss)
			Additional Paid-in Capital		Retained Earnings (Deficit)
	Voting	Non-Voting				Total
Balance at January 1, 2014	$855	$33	$693,329	$7,329	$(36,647)	$664,899
Net loss	—	—	—	—	(29,467)	(29,467)
Other comprehensive income	—	—	—	5,319	—	5,319
Net issuance of common stock	9	—	4,861	—	—	4,870
Stock-based compensation	—	—	4,658	—	—	4,658
Dividends to stockholders	—	—	298	—	68	366
Share retirement	(60)	—	(36,120)	—	—	(36,180)

Balance at December 31, 2014	804	33	667,026	12,648	(66,046)	614,465
Net loss	—	—	—	—	(163,969)	(163,969)
Other comprehensive loss	—	—	—	(9,900)	—	(9,900)
Net issuance of common stock	9	—	417	—	—	426
Stock-based compensation	—	—	4,124	—	—	4,124
Dividends to stockholders	—	—	(62,763)	—	12	(62,751)

Balance at December 31, 2015	813	33	608,804	2,748	(230,003)	382,395
Net income	—	—	—	—	55,376	55,376
Other comprehensive loss	—	—	—	(3,135)	—	(3,135)
Net issuance of common stock	7	—	(928)	—	—	(921)
Stock-based compensation	—	—	2,113	—	—	2,113
Dividends to stockholders	—	—	1,661	—	—	1,661
Share buyback/cancellation	(231)	(33)	(180,657)	—	—	(180,921)
Equity component of convertible senior notes, net of deferred tax	—	—	12,845	—	—	12,845

Balance at December 31, 2016	$589	$—	$443,838	$(387)	$(174,627)	$269,413

See notes to consolidated financial statements.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Years Ended December 31,
	2016	2015	2014
Operating activities:
Net income (loss)	$55,376	$(163,969)	$(29,467)
(Income) loss from discontinued operations	(61,666)	160,273	2,859

Loss from continuing operations	(6,290)	(3,696)	(26,608)
Adjustments to reconcile net income (loss) to cash provided by (used for) operating activities:
Deferred income taxes	14,397	(16,049)	(8,681)
Net realized gains on investments	(1,429)	(38,834)	(1,999)
Realized (gain) loss on sale of business	—	(120)	2,648
Amortization of intangible assets	933	2,110	2,600
Amortization of debt issuance costs	597	2,791	1,752
Amortization of debt discount on convertible notes	2,127	—	—
Net amortization of bond premium	1,377	1,724	2,017
Depreciation expense	2,774	3,256	4,669
Stock based compensation expense	6,788	9,300	9,213
Changes in Operating assets and liabilities:
Policy and contract claims	(4,078)	(7,860)	(21,965)
Reinsurance recoverables	(686)	916	466
Due and unpaid/advance premiums	(14,730)	(4,011)	19,665
Net amounts payable to discontinued operations	11,025	72,314	21,090
Income taxes receivable	(6,960)	23,584	14,050
Other healthcare receivables	14,308	(1,932)	—
Other, net	1,106	(25,866)	(8,972)

Cash provided by operating activities of continuing operations	21,259	17,627	9,945
Cash (used for) provided by operating activities of discontinued operations	(14,713)	(53,672)	7,210

Cash provided by (used for) operating activities	6,546	(36,045)	17,155

Investing activities:
Proceeds from sale, maturity, call, paydown or redemption of fixed maturity investments	80,867	139,722	134,559
Cost of fixed maturity investments acquired	(101,025)	(96,041)	(92,786)
Change in short-term investments	—	5,496	(5,496)
Proceeds of sale of cost method investments	—	36,300	—
Sale of business, net of cash sold	—	120	12,882
Purchase of fixed assets	(700)	(7,198)	(1,659)
Other investing activities	2,391	(343)	(244)

Cash (used for) provided by investing activities of continuing operations	(18,467)	78,056	47,256
Cash provided by investing activities of discontinued operations	83,651	73,160	32,493

Cash provided by investing activities	65,184	151,216	79,749

Financing activities:
Net proceeds from issuance of common and preferred stock, net of tax effect	(2,187)	95	(994)
Share buyback/cancellation	(151,271)	—	(36,180)
Dividends paid to stockholders	861	(62,630)	(1,320)
Principal payment on loan payable	—	(103,447)	—
Proceeds from the issuance of convertible senior notes	115,000	—	—
Payment of issue costs—convertible senior notes	(4,877)	—	—
Distributions from discontinued operations	73,598	46,469	(2,217)

Cash provided by (used for) financing activities of continuing operations	31,124	(119,513)	(40,711)
Cash used for financing activities of discontinued operations	(73,598)	(46,469)	2,217

Cash used for financing activities	(42,474)	(165,982)	(38,494)

Net increase (decrease) in cash and cash equivalents	29,256	(50,811)	58,410
Less: decrease (increase) in cash and cash equivalents from discontinued operations	4,660	26,981	(41,920)

Net increase (decrease) in cash and cash equivalents from continuing operations	33,916	(23,830)	16,490
Cash and cash equivalents of continuing operations at beginning of period	70,546	94,376	77,886

Cash and cash equivalents of continuing operations at end of period	$104,462	$70,546	$94,376

Supplemental Cash Flow Information:
Interest payments	$5,547	$4,748	$6,229

Cash paid (received) for income taxes	$8,352	$(17,922)	$(357)

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

        Through our health plans and insurance subsidiary, we sell Medicare Coordinated Care Plan products in Texas, which we call HMOs, and sell Medicare Coordinated Care products in New York and Maine that are built around contracted networks of providers, which we call PPOs and Medicare Advantage Network private fee-for-service products, known as PFFS Plans. Our Medicare Advantage plans currently serve approximately 119,500 members, including 72,100 members in our Texas HMOs and 47,400 members in upstate New York and Maine.

        Our subsidiary, Collaborative Health Systems, LLC, also known as CHS, works with physicians and other healthcare professionals to operate Accountable Care Organizations, or ACOs, under the Medicare Shared Savings Program, or MSSP and Next Generation ACO Model. We currently have sixteen MSSP ACOs in ten states previously approved for participation in the program by the Centers for Medicare & Medicaid Services, known as CMS and two Next Generation ACOs operating in Texas and Maryland/Virginia. Based on data provided by CMS, these ACOs currently include approximately 5,200 participating providers with approximately 221,800 assigned Medicare fee-for-service beneficiaries, both within and outside our current Medicare Advantage footprint. CHS provides these ACOs with care coordination, analytics and reporting, technology and other administrative capabilities to enable participating providers to deliver better care and lower healthcare costs for their Medicare fee-for-service beneficiaries. The Company provides funding to CHS to support the operating activities of CHS and the ACOs.

        On November 17, 2016, we entered into a definitive agreement with WellCare Health Plans, Inc. ("WellCare") under which WellCare will acquire Universal American in an all cash transaction valued at $10.00 per share of common stock. We refer to this transaction throughout this Form 10-K as the "Sale Transaction." On December 30, 2016, the request for early termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act (HSR Act) was approved. In addition, on February 16, 2017, our stockholders approved the Sale Transaction. WellCare and the Company are pursuing the remaining regulatory approvals from regulatory agencies in Texas and New York. The Sale Transaction is expected to close in the second quarter of 2017, subject to the receipt of regulatory approvals and other customary closing conditions.

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

flows are reported in discontinued operations in our consolidated financial statements. At December 31, 2016, assets of discontinued operations include reinsurance recoverables and cash and investments held in connection with the reinsurance treaty with Nassau Re and liabilities of discontinued operations include insurance reserves and claims payable and a liability to Nassau Re for funds held. See Note 21—Discontinued Operations for further details.

        On August 1, 2016, we completed the sale of our subsidiary, Today's Options of New York, Inc., ("TONY") which operates the Total Care Medicaid Plan, to Molina Healthcare, Inc. ("Molina"). As of June 30, 2016, we determined that our Medicaid business should be classified as held for sale and reported as discontinued operations. Consequently, the related assets and liabilities were reclassified as assets and liabilities of discontinued operations in our consolidated balance sheets for all periods presented. The related operating results and cash flows are reported in discontinued operations in our consolidated financial statements. See Note 21—Discontinued Operations for further details.

        On May 1, 2015, we sold our APS Healthcare domestic subsidiaries and we sold our APS Healthcare Puerto Rico subsidiaries on February 4, 2015 and these businesses are reported as discontinued operations. As a result, the related assets and liabilities for APS Healthcare have been reclassified as assets and liabilities of discontinued operations in our consolidated balance sheets and the related operating results and cash flows are reported in discontinued operations in our consolidated financial statements for all periods presented. See Note 21—Discontinued Operations for further details.

2. BASIS OF PRESENTATION

        We have prepared the accompanying Consolidated Financial Statements in conformity with U.S. generally accepted accounting principles, known as GAAP, and consolidate the accounts of Universal American and its subsidiaries at December 31, 2016.

        Intercompany transactions and balances have been eliminated.

        Subsequent events have been evaluated through the date these consolidated financial statements were issued.

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

        Statutory Accounting Practices:    For our insurance and HMO subsidiaries, GAAP differs from statutory accounting practices prescribed or permitted by regulatory authorities. The more significant differences include the following:

  •
  Investments—fixed maturities available for sale are recorded at fair value with unrealized gains and losses reported in equity as a component of accumulated other comprehensive income under GAAP while for statutory purposes they are recorded at amortized cost based on their National Association of Insurance Commissioners, or NAIC, rating.

  •
  Interest Maintenance Reserve, or IMR, on realized gains and losses—Under GAAP, realized gains and losses are reported in the statement of operations in the periods that the assets giving rise to the gains or losses are sold. For statutory purposes, a portion of the realized gains and losses is deferred under a formula prescribed by the NAIC, net of income taxes and amortized over the remaining period to maturity, as if the investment had not been sold. The net IMR deferral is reported as a non-admitted asset or a liability in the statutory balance sheet.

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

        Effective January 1, 2016, we changed the way we estimate changes in risk-adjusted premiums receivable from CMS, based on health diagnoses for our Medicare Advantage business. Under our previous methodology, we estimated changes in CMS premiums related to revenue adjustments based upon the diagnosis data submitted to CMS and ultimately accepted by CMS. We believe this method resulted in a lag in recognizing revenue for changes in our members' medical condition that will ultimately be included in the final risk adjusted premium paid by CMS. During the first quarter of 2016, we completed the development and validation of a model that allows us to better estimate the risk-adjusted premiums that will ultimately be realized based upon our historical experience for members that have a full year of experience and members that have joined during the annual enrollment period or special election period. We believe this change serves to better reflect

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. BASIS OF PRESENTATION (Continued)

risk-adjusted premiums in the period in which they are earned and is considered a change in estimate under ASC 250, Accounting Changes. This change in estimate resulted in the accelerated recognition of $9.2 million of additional current year premium revenue, or $0.08 per share after tax, for the year ended December 31, 2016. Under our previous estimation process, this revenue would not have been recognized until the related diagnosis data was submitted to and accepted by CMS, typically in the first and second quarters of the subsequent year.

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

        Unrealized gains and losses on available for sale securities are excluded from earnings and reported as accumulated other comprehensive income, unless the losses are determined to be other-than-temporary. This is reported net of tax, and the effect on certain Traditional Insurance liabilities in accordance with ASC 320-10-S99-2.

        As of December 31, 2016 and 2015, we classified all fixed maturity securities as available for sale and carried them at fair value, with the unrealized gain or loss, net of tax, included in accumulated other comprehensive income. We carry short-term investments at cost, which approximates fair value. Other invested assets consist principally of equity securities, which we carry at fair value.

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

        During the years ended December 31, 2016, 2015 and 2014 we recorded no OTTI realized losses.

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

        Future events that could have a negative impact on the levels of excess fair value over carrying value of our reporting units include, but are not limited to:

  •
  decreases in business growth;

  •
  decreases in forecasted margins;

  •
  the loss of significant contracts;

  •
  regulatory changes impacting the reporting unit;

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

        Amortizing intangible assets:    We must estimate and make assumptions regarding the useful life we assign to our amortizing intangible assets. Set forth below are our annual amortization policies for each of the main categories of amortizing intangible assets which have an unamortized balance at December 31, 2016. All are being amortized over the estimated weighted average life of the related asset on a straight line basis.

Description	Weighted Average Life Remaining (Years)
Membership base	6
Provider contracts	<1
Non-compete	4

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

        Revenue Adjustments—The monthly CMS Direct Premium Subsidy is based upon the members' health status, which is determined by CMS, as more fully described above under "Medicare Risk Adjustment Provisions." All health benefit organizations that contract with CMS must capture, collect, and submit the necessary diagnosis code information to CMS within prescribed deadlines. Accordingly, we collect, capture, and submit the necessary and available diagnosis data to CMS within prescribed deadlines for our Plans. We estimate changes in CMS premiums related to revenue adjustments based upon the diagnosis data submitted to CMS and ultimately accepted by CMS. Risk scores are updated annually by CMS and reconciled to our estimated amounts by us with any adjustments recorded in premium revenue. Although such adjustments have not been considered to be material in the past, future adjustments could be material. Effective January 1, 2016, we changed the way we estimate changes in risk adjusted premiums receivable from CMS, based on health diagnoses for our Medicare Advantage business. See Note 2—Basis of Presentation for additional information.

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

        Stipulated minimum MLRs—Beginning in 2014, The Patient Protection and Affordable Care Act, or ACA, stipulates a minimum medical loss ratio, or MLR, of 85% for Medicare Advantage plans. This MLR which is calculated at a plan level, takes into account benefit costs, quality initiative expenses, the ACA fee and taxes. Financial and other penalties may result from failing to achieve the minimum MLR ratio. For the years ended December 31, 2016, 2015 and 2014 our Medicare Advantage plans exceeded the minimum MLR, as defined by CMS.

        Recognition of Revenues—Accountable Care Organizations:    The Medicare Shared Savings Program, or MSSP, is relatively new and therefore has limited historical experience. This impacts our ability to accurately accumulate and interpret the data available for calculating the ACOs' shared savings. Therefore, during 2016, 2015 and 2014, we recognized our portion of ACO shared savings revenue when notified by CMS. Such notification lags the Program Year to which the revenue relates by six to nine months. Revenue from the initial 2012/2013 Program Year, which ended on December 31, 2013, was recorded in the quarter ended September 30, 2014 and revenue for the 2014 Program Year, which ended on December 31, 2014, was recorded in the quarter ended June 30, 2015. Revenue for the 2015 Program Year, which ended on December 31, 2015, was recorded in the quarter ended June 30, 2016. Similarly, we were not able to recognize revenue for the year ended December 31, 2016 in the 2016 financial statements. We expect that revenue, if any, for the program year ended December 31, 2016 will be reported in 2017 when the MSSP revenue is either known or estimable with reasonable certainty. Based on the ACO operating agreements, we bear all costs of the ACO operations until revenue is recognized. At that point, we share in up to 100% of the revenue to recover our costs incurred. Any remaining revenue is generally shared equally with our ACO provider partners.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        During 2016, we operated one ACO under the new Next Generation ACO Model. This Next Generation ACO receives different beneficiary information from CMS during the year than the MSSP ACOs. During 2016, we were able to use this information to estimate Program Year 2016 revenue for this Next Generation ACO, but determined, based on the information available, that this ACO would not earn any shared savings revenue for 2016. Based on our analysis, we accrued a $1.7 million estimated loss for 2016.

        Affordable Care Act Fee:    The Patient Protection and Affordable Care Act as amended by the Health Care and Education Reconciliation Act (the Acts) imposes an annual fee on health insurers (the "ACA fee") for each calendar year beginning on or after January 1, 2014. A health insurer's portion of the annual fee is payable no later than September 30 of the applicable calendar year and is not tax deductible. The annual fee for the health insurance industry is allocated to individual health insurers based on the ratio of the amount of an entity's direct premiums written during the preceding calendar year to the amount of health insurance for any U.S. health risk that is written during the preceding calendar year. ASU 2011-06, Other Expenses, Fees Paid to the Federal Government by Health Insurers provides that the liability for the ACA Fee should be estimated and recorded in full once the entity provides qualifying health insurance in the corresponding period with a corresponding deferred cost that is to be amortized to expense on a straight-line basis over the applicable calendar year. We record the ACA Fee liability in other liabilities and the deferred cost in other assets in the consolidated balance sheets. The related expense is recorded as ACA Fee in the consolidated statements of operations. The 2016 ACA Fee was paid in September 2016. At December 31, 2016, we had no accrued liability and the deferred asset was fully amortized. The ACA Fee has been suspended for 2017 by the Consolidated Appropriations Act, 2016 and the Protecting Americans from Tax Hikes Act of 2015.

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

        Net amounts payable to discontinued operations:    Amounts payable to discontinued operations represent the cash and investments related to the reinsurance of the Traditional Insurance business written by Progressive through a 100% quota share coinsurance agreement as part of the sale of our Traditional Insurance business to Nassau Re.

4. RECENTLY ISSUED AND PENDING ACCOUNTING PRONOUNCEMENTS

        Statement of Cash Flows:    In November 2016, the Financial Accounting Standards Board issued Accounting Standards Update ("ASU") 2016-18, Statement of Cash Flows (Topic 230)—Restricted Cash. The guidance requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. ASU 2016-18 does not provide a definition of restricted cash or restricted cash equivalents. ASU 2016-18 is effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. We are currently evaluating the impact of adoption on our consolidated statements of cash flows.

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

        Stock-Based Compensation:    In March 2016, the Financial Accounting Standards Board issued Accounting Standards Update ("ASU") 2016-09, Compensation—Stock Compensation—Improvements to Employee Share-Based Payment Accounting. This ASU addresses certain aspects of share-based payments to employees including the income tax consequences, classification of awards as either equity or liabilities, and classification in the statement of cash flows. Entities will be required to recognize the income tax effects of awards in the income statement when the awards vest or are settled (e.g., additional paid-in capital or APIC pools will be eliminated). The guidance on employers' accounting for an employee's use of shares to satisfy the employer's statutory income tax withholding obligation and for forfeitures is also changing.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. RECENTLY ISSUED AND PENDING ACCOUNTING PRONOUNCEMENTS (Continued)

        For public companies, the amendments in this ASU are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted, but all of the guidance must be adopted in the same period. We adopted ASU 2016-09 effective January 1, 2017. Adoption did not have a material effect on our consolidated financial statements.

5. INVESTMENTS

        The amortized cost and fair value of fixed maturity investments are as follows:

	December 31, 2016
Classification	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
U.S. Treasury securities and U.S. Government obligations	$22,604	$8	$(651)	$21,961
Government sponsored agencies	513	—	(5)	508
Other political subdivisions	25,726	191	(253)	25,664
Corporate debt securities	118,634	2,363	(2,019)	118,978
Foreign debt securities	32,006	345	(1,103)	31,248
Residential mortgage-backed securities	21,242	695	(100)	21,837
Commercial mortgage-backed securities	21,113	95	(446)	20,762
Other asset-backed securities	4,249	24	(40)	4,233

	$246,087	$3,721	$(4,617)	$245,191

	December 31, 2015
Classification	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
U.S. Treasury securities and U.S. Government obligations	$8,481	$5	$(8)	$8,478
Government sponsored agencies	516	—	(9)	507
Other political subdivisions	35,253	771	(98)	35,926
Corporate debt securities	144,772	4,076	(2,425)	146,423
Foreign debt securities	28,287	471	(1,159)	27,599
Residential mortgage-backed securities	34,973	1,254	(258)	35,969
Commercial mortgage-backed securities	21,264	68	(181)	21,151
Other asset-backed securities	5,731	33	(41)	5,723

	$279,277	$6,678	$(4,179)	$281,776

        At December 31, 2016, gross unrealized losses were primarily driven by corporate debt securities and foreign debt securities. The fair values of these securities are depressed primarily due to increases in market interest rates driven by increases in treasury yields versus December 31, 2015. We have evaluated these holdings with our investment managers and do not believe any individual holdings to be other-than-temporarily impaired.

        The amortized cost and fair value of fixed maturity investments at December 31, 2016 by contractual maturity are shown below. Expected maturities will differ from contractual maturities

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. INVESTMENTS (Continued)

because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
	(in thousands)
Due in 1 year or less	$14,003	$14,222
Due after 1 year through 5 years	87,981	88,629
Due after 5 years through 10 years	75,470	74,925
Due after 10 years	22,029	20,583
Mortgage and asset-backed securities	46,604	46,832

	$246,087	$245,191

        The fair value and unrealized loss as of December 31, 2016 and 2015 for fixed maturities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are shown below:

	Less than 12 Months		12 Months or Longer		Total
December 31, 2016	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
U.S. Treasury securities and U.S. Government obligations	$20,302	$(651)	$—	$—	$20,302	$(651)
Government sponsored agencies	508	(5)	—	—	508	(5)
Other political subdivisions	10,229	(87)	1,414	(166)	11,643	(253)
Corporate debt securities	53,257	(1,173)	6,991	(846)	60,248	(2,019)
Foreign debt securities	16,782	(378)	5,137	(725)	21,919	(1,103)
Residential mortgage-backed securities	3,280	(83)	556	(17)	3,836	(100)
Commercial mortgage-backed securities	10,677	(442)	1,829	(4)	12,506	(446)
Other asset-backed securities	—	—	2,067	(40)	2,067	(40)

Total fixed maturities	$115,035	$(2,819)	$17,994	$(1,798)	$133,029	$(4,617)

Total number of securities in an unrealized loss position						111

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. INVESTMENTS (Continued)

	Less than 12 Months		12 Months or Longer		Total
December 31, 2015	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
U.S. Treasury securities and U.S. Government obligations	$5,210	$(8)	$—	$—	$5,210	$(8)
Government sponsored agencies	507	(9)	—	—	507	(9)
Other political subdivisions	3,162	(98)	—	—	3,162	(98)
Corporate debt securities	48,819	(2,392)	1,396	(33)	50,215	(2,425)
Foreign debt securities	6,528	(382)	5,085	(777)	11,613	(1,159)
Residential mortgage-backed securities	3,021	(41)	6,701	(217)	9,722	(258)
Commercial mortgage-backed securities	7,422	(151)	2,108	(30)	9,530	(181)
Other asset-backed securities	1,467	(22)	928	(19)	2,395	(41)

Total fixed maturities	$76,136	$(3,103)	$16,218	$(1,076)	$92,354	$(4,179)

Total number of securities in an unrealized loss position						97

        The decrease in fixed income security prices at December 31, 2016 compared to December 31, 2015, and the resulting increase in the number of securities in an unrealized loss position, is due to an increase in market interest rates primarily driven by increases in treasury yields.

  Net Investment Income and Realized Gains and Losses

        The details of net investment income are as follows:

	2016	2015	2014
	(in thousands)
Investment Income:
Fixed maturities	$8,424	$9,550	$15,160
Cash and cash equivalents	634	172	65
Other(1)	86	2,811	5,167

Gross investment income	9,144	12,533	20,392
Investment expenses	(550)	(576)	(804)

Net investment income	$8,594	$11,957	$19,588

(1)
Other investment income in 2015 and 2014 includes distributions on cost-method investments of $2.0 million and $2.8 million, respectively, as well as investment income on intercompany loans made to entities included in Discontinued Operations of $0.8 million and $2.3 million, respectively.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. INVESTMENTS (Continued)

        Gross realized gains and gross realized losses included in the consolidated statements of operations are as follows:

	2016	2015	2014
	(in thousands)
Realized gains:
Fixed maturities	$1,673	$4,233	$2,649
Realized gain on sale of equity investments(1)	—	35,705	—
Other	119	30	—

	1,792	39,968	2,649
Realized losses:
Fixed maturities	(220)	(589)	(650)
Other	(143)	(545)	—

Net realized gains on investments	1,429	38,834	1,999
Realized gain (loss) on sale of businesses(2)	—	120	(2,648)

Net realized gains (losses)	$1,429	$38,954	$(649)

(1)
Represents a gain on the sale of our cost-method investments in naviHealth of $29.6 million and DDDS of $6.1 million in 2015.

(2)
2014 amount represents losses realized upon the sales of Today's Options of Oklahoma, or TOOK, and Select Care of Oklahoma, or SCOK. For further discussion of those transactions, see Note 20—Sales of Subsidiaries.

        At December 31, 2016 and 2015, we held unrated or below-investment grade fixed maturity securities as follows:

	2016	2015
	(in thousands)
Carrying value	$1,016	$1,029

Percentage of total investments, cash and cash equivalents	0.3%	0.3%

        The largest investment in any one such below investment grade security was $1.0 million, or 0.4% of total assets at December 31, 2016 and December 31, 2015. The below investment grade holdings are comprised of one municipal security, with a fair value of $0.9 million, whose maturity has been cash collateralized causing the security to no longer require a rating and one residential MBS with a fair value of less than $0.1 million at December 31, 2016.

        We had no non-income producing fixed maturity securities for the years ended December 31, 2016, 2015 and 2014.

        We have reflected investments held by various states as security for our policyholders in our fixed maturity investments. These investments had carrying values of $3.9 million at both December 31, 2016 and December 31, 2015.

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

        The following table presents our assets that we carry at fair value by ASC 820 hierarchy levels (in thousands):

	Total	Level 1	Level 2	Level 3(1)
December 31, 2016
Assets:
Fixed maturities, available for sale	$245,191	$—	$245,158	$33
Equity securities	6,303	—	6,303	—

Total assets	$251,494	$—	$251,461	$33

December 31, 2015
Assets:
Fixed maturities, available for sale	$281,776	$—	$281,674	$102
Equity securities	6,352	—	6,352	—

Total assets	$288,128	$—	$288,026	$102

(1)
Level 3 securities are all mortgage-backed and asset-backed securities at December 31, 2016 and 2015 and represent private-placement securities that are thinly traded and priced using an internal model or modeled by independent brokers.

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

procedures used to obtain investment valuations and review of pricing controls at our investment advisor. We also test the prices provided by the advisor monthly by comparing the data to another independent pricing source and monitoring the change in prices from month to month and upon sale of the security. Significant changes or variances are investigated and explained. During the year ended December 31, 2016, we did not modify any price provided by the advisor.

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

        Changes in the fair value of our Level 3 financial assets were not material to our consolidated financial statements for the years ended December 31, 2016 and 2015.

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

  Nonrecurring Fair Value Measurement—Traditional Insurance Business Held for Sale

        On October 8, 2015, we entered into a definitive agreement to sell our Traditional Insurance business to Nassau. As of December 31, 2015, we determined that this business should be classified as held for sale and reported in discontinued operations. Consequently, the related assets and liabilities at December 31, 2015 were adjusted to fair value, resulting in an after tax loss of $133.8 million, including the write off of $60.4 million in intangible assets. Because of the nature of the valuation process, we have classified this nonrecurring fair value measurement as Level 3. This transaction closed on August 3, 2016. For further details, see Note 21—Discontinued Operations.

7. GOODWILL AND INTANGIBLE ASSETS

        Our consolidated balance sheets include goodwill held in connection with our Medicare Advantage reporting unit of $68.4 million at December 31, 2016 and 2015. There were no changes in carrying amounts during the years then ended.

        We test goodwill for impairment annually based on information as of October 1 of the current year or more frequently if circumstances suggest that impairment may exist. During the quarter ended December 31, 2016, we performed our annual assessment of goodwill based on information as of

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. GOODWILL AND INTANGIBLE ASSETS (Continued)

October 1, 2016. We determined based on our "Step 1" impairment test that our estimated fair value of our Medicare Advantage reporting unit was in excess of its carrying value by more than 100%. We do not have goodwill assigned to any other reporting units.

        The following table shows the Company's acquired intangible assets that continue to be subject to amortization and the related accumulated amortization.

		December 31, 2016		December 31, 2015
	Remaining Life (Years)	Value Assigned	Accumulated Amortization	Value Assigned	Accumulated Amortization
		(in thousands)
Medicare Advantage:
Membership base	6	$17,917	$16,284	$17,917	$15,674
Provider contracts	<1	1,954	1,892	1,954	1,742
Non-compete	4	1,000	248	650	75

Total		$20,871	$18,424	$20,521	$17,491

        The following table shows the changes in the amortizing intangible assets:

	2016	2015
	(in thousands)
Balance, beginning of year	$3,030	$4,490
Additions and adjustments	350	650
Amortization	(933)	(2,110)

Balance, end of year	$2,447	$3,030

        Estimated future net amortization expense (in thousands) is as follows:

2017	$805
2018	442
2019	402
2020	368
2021	152
Thereafter	278

Total	$2,447

        See Note 3—Summary of Significant Accounting Policies, for additional information regarding our calculation of goodwill and other intangible assets.

8. REINSURANCE

  Reinsurance—Continuing Operations

        In the normal course of business, we reinsure certain Medicare Advantage policies, typically through excess of loss reinsurance agreements with unaffiliated companies whereby we limit our loss in excess of specified thresholds.

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

        Premium ceded on our Medicare Advantage business was $1.1 million and $1.9 million for the years ended December 31, 2016 and 2015, respectively, less than 0.2% of direct premiums in both periods.

        Reinsurance recoverable on our Medicare Advantage business totaled $1.1 million and $0.4 million at December 31, 2016 and 2015, respectively, related to amounts due from reinsurers on paid claims, commissions and expense allowances net of premiums reinsured.

  Reinsurance—Traditional Insurance—Discontinued Operations

        On August 3, 2016, as discussed in Note 21—Discontinued Operations, we completed the sale of our Traditional Insurance business. This was accomplished by selling two of our life insurance subsidiaries, however we retained ownership of a third life insurance subsidiary, Progressive, in which we also write our New York and Maine Medicare Advantage business. The sale of the Traditional Insurance business underwritten by Progressive was accomplished through a 100% quota-share reinsurance treaty with Constitution Life that, when considered in combination with other reinsurance transactions previously entered into, results in the reinsurance of all of the Traditional Insurance policies that were underwritten on Progressive.

        Progressive's traditional accident and health insurance products are generally reinsured under quota share coinsurance treaties with unaffiliated insurers, while the life insurance risks are reinsured under either quota share coinsurance or yearly-renewable term treaties with unaffiliated insurers. Under quota share coinsurance treaties, we pay the reinsurer an agreed upon percentage of all premiums and the reinsurer reimburses us that same percentage of any losses. In addition, the reinsurer pays us certain allowances to cover commissions, the cost of administering the policies and premium taxes. Under yearly-renewable term treaties, the reinsurer receives premiums at an agreed upon rate for its share of the risk on a yearly-renewable term basis. We also use excess of loss reinsurance agreements for certain policies whereby we limit our loss in excess of specified thresholds.

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

        As of December 31, 2016, all of our primary reinsurers, were rated "A–" (Excellent) or better by A.M. Best. For one reinsurer, a trust containing assets at 106% of reserves was established at the inception of the reinsurance agreement. The trust agreement requires that on an ongoing basis the trust assets be maintained at a minimum level of 100% of reserves. The reserves amounted to approximately $46.9 million as of December 31, 2016.

        In accordance with ASC 944, Financial Services—Insurance Topic, reinsurance recoverables are to be reported as separate assets rather than as reductions of the related liabilities.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. REINSURANCE (Continued)

        Reinsurance Recoverables:    Amounts recoverable from our Traditional Insurance reinsurers, which are reported in assets of discontinued operations, are as follows:

	2016	2015
	(in thousands)
Reinsurer
Commonwealth and affiliates	$46,047	$198,180
Pennsylvania Life	—	135,546
Athene Life Re	46,850	77,900
Constitution Life	10,686	—
Hannover	65	17,750
Swiss Re	2,481	19,862
Other life	8,803	27,625

Total life	114,932	476,863

Constitution Life	23,125	—
Gen Re	22,948	78,112
Hannover	7,390	17,919
Pennsylvania Life	—	17,849
Other health	4,204	14,027

Total health	57,667	127,907

Total	$172,599	$604,770

        At December 31, 2016, the total amount recoverable from Traditional Insurance reinsurers was $172.6 million including $172.6 million recoverable on future policy benefits and unpaid claims and less than $0.1 million for amounts due from reinsurers on paid claims, commissions and expense allowances net of premiums reinsured. At December 31, 2015, the total amount recoverable from Traditional Insurance reinsurers was $604.8 million including $596.2 million recoverable on future policy benefits and unpaid claims, $6.6 million in funds held and $2.0 million for amounts due from reinsurers on paid claims, commissions and expense allowances net of premiums reinsured.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. POLICY AND CONTRACT CLAIMS

        Liabilities for Policy and Contract Claims:    Activity in the liability for policy and contract claims is as follows:

	For the years ended December 31,
	2016	2015
	(in thousands)
Balance at beginning of year	$86,976	$94,836
Less reinsurance recoverable	—	(394)

Net balance at beginning of period	86,976	94,442

Balances sold	—	(66)
Incurred related to:
Current year	1,154,487	1,079,803
Prior year development	(660)	(5,329)

Total incurred	1,153,827	1,074,474

Paid related to:
Current year	1,097,327	999,225
Prior year	60,578	82,649

Total paid	1,157,905	1,081,874

Balance at end of year	$82,898	$86,976

        The liability for policy and contract claims decreased from $87.0 million to $82.9 million during the year ended December 31, 2016. The decrease in the liability was primarily attributable to the decrease in IBNR for our Medicare Advantage business due to lower inventory levels.

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

        The claim reserve balances at December 31, 2015 settled during 2016 for $0.7 million less than originally estimated. This prior year development represents less than 0.1% of the incurred claims recorded in 2015.

        The claim reserve balances at December 31, 2014 settled during 2015 for $5.3 million less than originally estimated. This prior year development represents less than 0.5% of the incurred claims recorded in 2014.

        Incurred and paid claims development:    The following tables provide information about incurred and paid claims development as of December 31, 2016, net of reinsurance, as well as cumulative claim frequency and the total IBNR liabilities plus expected development on reported claims included within the net incurred claims amounts. The information about incurred and paid claims development for the year ended December 31, 2015 is presented as supplementary information and is unaudited where

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. POLICY AND CONTRACT CLAIMS (Continued)

indicated. The cumulative number of reported claims indicated below are occurrence-based, where multiple claims submitted for the same medical event are counted as one claim. (Amounts are in thousands).

Medicare Advantage:

Cumulative Incurred Claims and Claims Adjustment Expenses, Net of Reinsurance				As of December 31, 2016
				Total IBNR Liability Plus Expected Development on Reported Claims
	For the period through December 31,
					Cumulative Number of Reported Claims
Incurred Year
	2015		2016
2015	$1,079,803		$1,079,057	$18,479	2,401
2016			1,154,487	57,160	2,373

		Total	$2,233,544	$75,639	4,774

Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
	For the period through December 31,
Incurred Year
	2015		2016
2015	$999,225		$1,060,578
2016			1,097,327

		Total	$2,157,905

        Following is a reconciliation of incurred and paid claims to our policy and contract claims liability at December 31, 2016:

Incurred Claims and Claims Adjustment Expenses, Net of Reinsurance	$2,233,544
Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance	(2,157,905)
All outstanding liabilities before 2015	7,259

Total liability for policy and contract claims, net of reinsurance at December 31, 2016	$82,898

        The following table provides supplementary information about average historical claims duration as of December 31, 2016:

Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance
Year	1	2
Medicare Advantage	93.8%	5.7%

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. INCOME TAXES

        Our federal and state income tax expense (benefit) is as follows:

	2016	2015	2014
	(in thousands)
Current—Federal	$(15,005)	$7,567	$2,896
Current—States	642	(544)	(383)
Deferred—Federal	23,593	(3,128)	(8,712)
Deferred—States	114	(110)	92

Provision for (benefit from) income taxes	$9,344	$3,785	$(6,107)

        For the year ended December 31, 2016, we will file a consolidated federal income tax return that includes most corporate subsidiaries but excludes any subsidiary that qualifies as a life insurance company or is taxed as a partnership under the Internal Revenue Code. Subsidiaries that qualify as life insurance companies and partnerships will file separate federal income tax returns. We will include the taxable income or loss from a subsidiary taxed as a partnership in the tax return of its corporate owner.

        A reconciliation of "expected" tax at 35% with our actual tax applicable to income (loss) from continuing operations before income taxes reported in the consolidated statements of operations is as follows:

	2016	2015	2014
	(in thousands)
Expected tax expense (benefit)	$1,069	$31	$(11,450)
State taxes, net of valuation allowances	250	(18)	379
Change in valuation allowance	—	124	(126)
Examination and related adjustments	—	2	(1,740)
Stock-based compensation (IRC 162(m) & (m)(6))	34	20	(3,192)
ACA Fee	7,606	8,921	7,995
Preferred dividend	1,254	1,254	1,254
Sale of subidiaries	—	(4,436)	1,412
Fair Value Adjustment—Traditional Insurance	(608)	(2,400)	—
Change in unrecognized tax benefits	(323)	314	(107)
Other, net	62	(27)	(532)

Actual tax expense (benefit)	$9,344	$3,785	$(6,107)

        Our effective tax rate from continuing operations was a provision in excess of 100% for 2016 and 2015, compared with a benefit of 19% for 2014. The effective rate in 2016, 2015 and 2014 differs from the expected benefit of the 35% federal rate due to permanent items, primarily the ACA fee and preferred dividends, as well as state income taxes, net of non-recurring tax benefits.

        Non-recurring tax benefits (expenses) included in income taxes amounted to $0.6 million, $6.5 million and $5.8 million for the years ended December 31, 2016, 2015 and 2014, respectively. The 2016 benefit relates primarily to release of a reserve on foreign tax credits. The 2015 benefit primarily relates to $4.3 million in foreign tax credit carryforwards created in connection with the February 2015 sale of APS Puerto Rico, net of valuation allowance and a $2.4 million net capital loss created in connection with the Traditional Insurance business fair value adjustment, net of valuation allowance.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. INCOME TAXES (Continued)

Any utilization of these tax benefits in the future will require sufficient taxable income, of the appropriate character, from continuing sources; consequently, they are included in continuing operations. The 2014 benefit primarily relates to the reversal of executive compensation previously considered non-deductible under Code section 162(m)(6) that resulted in the recording of a $3.2 million benefit for amounts considered non-deductible in our prior year tax return, recording of $1.3 million of foreign tax credits and a $0.7 million reserve release related to items on which the statute of limitations has expired.

        In addition to federal and state income tax, our insurance company subsidiary is subject to state premium taxes, which are included in other operating costs and expenses in the consolidated statements of operations.

        Deferred income taxes reflect the net tax effects of temporary differences between the carrying value of assets and liabilities for financial reporting purposes and the amount used for income tax purposes. The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

	2016	2015
	(in thousands)
Deferred tax assets:
Net operating loss carryforwards	$5,833	$8,655
Stock-based compensation	4,942	7,548
Investments	—	783
Unrealized loss on investments	208	—
Deferred policy acquisition costs	2,446	2,165
Capital loss carryforwards	11,946	—
Credit carryforwards	21,723	19,350
Reserves and other policy liabilities	5,876	3,097
Accrued expenses and other liabilities	4,469	4,528
Fair Value Adjustment—Traditional Insurance	99	41,182
Net Amount Payable to Discontinued Operations	—	490
Other assets	333	20

Total gross deferred tax assets	57,875	87,818
Less valuation allowance	(20,345)	(36,898)

Net deferred tax assets	37,530	50,920
Deferred tax liabilities:
Convertible Debt	(7,004)	—
Present value of future profits and other intangible assets	(789)	(902)
Investments	(601)	—
Unrealized gains on investments	—	(994)
Other Liabilities	(540)	(320)

Total gross deferred tax liabilities	(8,934)	(2,216)

Net deferred tax asset	$28,596	$48,704

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

        In our consideration of the available evidence, we provided more weight to evidence that was more objectively verifiable. In 2016, significant weight was given to our cumulative income/loss position. Our cumulative loss position at December 31, 2016 was due in large part to losses in our APS Healthcare businesses that were sold during 2015 and are reported in discontinued operations, the fair value adjustment and ultimate sale of our Traditional Insurance business that is held for sale and reported in discontinued operations, the cumulative losses on our ACO business which include startup costs and a time lag in the recognition of revenue, the recognition of significant legal/settlement costs related to our non-core businesses and significant non-deductible expenses, particularly the ACA fee. While the Company is in a cumulative net loss position over the last three years from a financial reporting perspective, the Company has cumulative pre-tax income over the same period, after these adjustments are made.

        We believe that the negative evidence of our cumulative loss is not indicative of future projected income or our ability to realize the deferred tax assets existing as of December 31, 2016. The remaining deferred tax assets, for which a valuation allowance was not established, relate to amounts that can be realized through future reversals of existing taxable temporary differences, prudent and feasible tax planning strategies and the Company's estimates of future taxable income. Any 2016 U.S. tax losses in our consolidated income tax return can be carried back to 2014 for ordinary losses and 2013 for capital losses, subject to certain limitations.

        The significant tax attributes that create deferred tax assets include foreign tax credit and capital loss carryforwards. To use the foreign tax credit carryforwards, two conditions must be met. There must be foreign source income and there must be taxable income after application of any loss carryforwards. Based upon reversing timing items and projected income we expect taxable income and foreign source income to be sufficient to utilize almost all the foreign tax credit carryforward. However, we do not expect to have sufficient future capital gains income to fully utilize the capital loss carryforward. As a result, at December 31, 2016, we carried valuation allowances on our foreign tax credits and capital loss carryforwards of $0.9 million and $13.4 million, respectively.

        For state deferred tax assets we performed an analysis that considered taxable unit (consolidated or separate filing) and taxing jurisdiction (federal or state). We established valuation allowances for several subsidiaries' state net operating losses and state deferred tax assets for which we do not believe there is sufficient positive evidence to conclude that it is more likely than not that the Company will realize these deferred tax assets. As a result, at December 31, 2016, we carried valuation allowances on our state deferred tax assets of $6.0 million.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. INCOME TAXES (Continued)

        We carried valuation allowances for our continuing and discontinued operations on our deferred tax assets of $20.3 million at December 31, 2016 and $36.9 million at December 31, 2015, primarily related to foreign tax credit carryforwards that were created from the sale of our Puerto Rico subsidiaries, and those we acquired in connection with our purchase of APS Healthcare in 2012, state net operating loss carryforwards, deferred income tax assets for various states and the deferred tax asset generated by the capital loss on the sale of our Traditional Insurance business.

        At December 31, 2016, we have $34.1 million of capital loss carryforwards that expire in 2021, $21.3 million of foreign tax credit carryforwards that expire in 2025 and $0.4 million of domestic alternative minimum tax credits that do not expire.

        A federal tax return, generally, is open for examination for three years from the date on which it is filed, or, if applicable, from the extended due date unless the statute is extended by mutual consent. We have not entered into any agreement to extend the statute of limitations of any state tax return for any jurisdiction. During 2014, the IRS finished its examination of the Company's federal consolidated return for the period ending April 30, 2011 and associated net operating loss carryback claims resulting in a refund of $0.3 million. During 2016, we agreed to extend the federal statute for 2012 because of an existing outstanding refund claim that is subject to Joint Committee on Taxation approval. We participate in the Compliance Assurance Process under which the IRS performs a near-contemporaneous examination. Certain earlier returns remain open to the extent that net operating loss carry forwards were used or generated in those years. Also, various state tax returns remain open for examination under specific state statutes of limitation for an additional period of time.

        Our unrecognized tax benefits at December 31, 2016 primarily relate to refund claims filed in various state jurisdictions during 2010 and the additional expected benefit from the April 30, 2011 federal return. We expect that a significant portion of the unrecognized state tax benefits will be resolved within the next twelve months based on the time frame in which we expect to actively pursue the collection of the refund claims filed in various state jurisdictions during 2010. Currently an estimate of the range of the possible collections cannot be made due to the uncertainty of the success of the collection efforts. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2016	2015
	(in thousands)
Balance as of January 1	$1,453	$1,130
Additions based on tax positions related to prior years	—	323
Subtractions based upon tax positions related to prior years	(1,453)	—

Balance as of December 31	—	1,453
Federal income tax effect	—	(290)

Balance, net of tax as of December 31	$—	$1,163

        Unrecognized tax benefits, if recognized, will impact the effective tax rate. The unrecognized tax benefits noted above relate to various state refund claims and various federal and state statute of limitation expirations. We recognize interest and penalties related to unrecognized tax benefits in federal and state tax expense. During the years ended December 31, 2016, 2015 and 2014, we

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. INCOME TAXES (Continued)

recognized no such interest expense and penalties. At December 31, 2016 and 2015, the Company had no accrued interest and penalties.

11. CONVERTIBLE SENIOR NOTES DUE 2021; STOCK REPURCHASE

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

        Prior to the close of the business day immediately preceding December 15, 2020, the Convertible Notes will be convertible only under the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on September 30, 2016 (and only during such calendar quarter), if the daily volume-weighted average price, or VWAP, of the common stock for at least 20 trading days (whether or not consecutive) during a period of thirty consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five business day period after any five consecutive trading day period (the "measurement period") in which the trading price per $1,000 principal amount of notes for each trading day of the measurement period was less than 98% of the product of the daily VWAP of our common stock and the conversion rate on each such trading day; or (3) upon the occurrence of specified corporate events.

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

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. CONVERTIBLE SENIOR NOTES DUE 2021; STOCK REPURCHASE (Continued)

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

        The Convertible Notes consist of the following components (in thousands):

December 31, 2016
Liability component:
Principal	$115,000
Conversion feature	(20,637)
Amortization	2,127

Principal balance in liabilities	96,490
Liability portion of debt issuance costs	(3,593)

Net carrying amount	$92,897

Equity component:
Conversion feature	$20,637
Equity portion of debt issuance costs	(875)
Deferred taxes	(6,917)

Net carrying amount	$12,845

        We used the net proceeds from the Convertible Notes, together with cash on hand, to (i) repurchase all (a) 11,011,515 shares of our common stock held by certain affiliates of Perry Capital ("Perry") and (b) 7,098,775 shares of our common stock held by certain affiliates of Welsh, Carson, Anderson & Stowe ("WCAS"), at a purchase price of $6.80 per share, for an aggregate purchase price of approximately $123.0 million, and (ii) repurchase 2,082,800 shares of our common stock for an aggregate purchase price of approximately $15.1 million from purchasers of the convertible notes in privately negotiated transactions.

        We recognized interest expense on the Convertible Notes of $4.5 million for the year ended December 31, 2016, which included $2.1 million of non-cash interest expense, representing amortization of the discount on the carrying amount of the Convertible Notes.

        Following the consummation of the WellCare Transaction, each holder of the Company's Convertible Notes that remain outstanding at such time will have the right to (i) convert its notes into the right to receive the merger consideration under the WellCare Transaction, which amount will be calculated using an increased conversion rate because the transaction will constitute a "Make-Whole Fundamental Change" under the terms of the notes, or (ii) require that the Company repurchase its notes, which repurchase shall be for the principal amount plus accrued interest and settled in cash. These conversion and repurchase rights will be exercisable during an approximately 30 day period specified by the Company following consummation of the WellCare Transaction.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. MANDATORILY REDEEMABLE PREFERRED SHARES

        On April 29, 2011, in conjunction with the sale of our Medicare Part D business, Universal American issued an aggregate of $40 million of Series A Mandatorily Redeemable Preferred Shares (the "Series A Preferred Shares"), representing 1,600,000 shares with a par value of $0.01 per share and a liquidation preference of $25.00 per share. The Series A Preferred Shares pay cash dividends at the rate of 8.5% per annum and are mandatorily redeemable on the six year anniversary of the issue date. There is no ability to call these securities before maturity except in the event of a change in control. The proceeds from the sale of the Series A Preferred Shares were used to pay a portion of the existing indebtedness of the Company prior to the sale and transaction expenses. We did not retain any proceeds from the sale of the Series A Preferred Shares. At the closing of the sale of our Medicare Part D business, certain officers and directors of the Company collectively purchased an aggregate of $10 million of the Series A Preferred Shares and we capitalized issue costs of approximately $1.1 million.

        In accordance with ASC 480, Distinguishing Liabilities from Equity, because the issuance of the Series A Preferred Shares imposes an obligation on us requiring the transfer of assets, specifically, cash, at the redemption date, the Series A Preferred Shares are reported as a liability on the consolidated balance sheets, net of unamortized issue costs, with the related dividends reported as interest expense on the consolidated statements of operations. At December 31, 2016 and 2015 we had accrued $0.7 million of such dividends, recorded in other liabilities in the consolidated balance sheets.

        Closing of the pending WellCare transaction would constitute a change in control with respect to the Series A Preferred Shares and would accelerate their settlement should the transaction close before the scheduled April 29, 2017 maturity of the Series A Preferred Shares.

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

        Other invested assets:    Other invested assets consists of cost-basis equity investments which are carried at the lower of cost or fair value, equity securities which are carried at their current fair value of $6.3 million and collateral loans. Other than the equity securities, the determination of fair value for these invested assets is not practical because there is no active trading market for such invested assets and therefore, the carrying value is a reasonable estimate of fair value.

        Convertible Senior Notes due 2021, net of fees:    For the Convertible Senior Notes due 2021, fair value represents the present value of contractual cash flows discounted at current market rates for securities of equivalent credit quality.

        Series A mandatorily redeemable preferred shares:    For the Series A mandatorily redeemable preferred shares fair value represents the present value of contractual cash flows discounted at current market rates for securities of equivalent credit quality.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. DISCLOSURES ABOUT FAIR VALUES OF FINANCIAL INSTRUMENTS (Continued)

        The estimated fair values of the Company's financial instruments are as follows:

	2016		2015
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)
Financial assets:
Fixed maturities available for sale	$245,191	$245,191	$281,776	$281,776
Other invested assets	6,303	6,303	9,734	9,734
Cash and cash equivalents	104,462	104,462	70,546	70,546
Financial liabilities:
Convertible Senior Notes due 2021, net of fees	92,897	144,955	—	—
Series A mandatorily redeemable preferred shares	39,939	41,231	39,755	41,150

        For ASC 820-10 hierarchy levels for our fixed maturities and other invested assets see Note 6—Fair Value Measurements. Cash and cash equivalents are designated Level 1. For our Convertible Senior Notes due 2021, the fair value is based on quoted market prices. This security is designated Level 2. For our Series A mandatorily redeemable preferred shares, quoted market prices are not available and the fair value is estimated by the present value of contractual cash flows discounted at current market rates for securities of equivalent credit quality. These securities are designated Level 3.

14. STOCKHOLDERS' EQUITY

        Preferred Stock:    We currently have 40 million shares of preferred stock authorized for issuance, of which 1.6 million shares of Series A Mandatorily Redeemable Preferred Shares are issued and outstanding at December 31, 2016 and 2015. These amounts are recorded as a liability on the consolidated balance sheets (see Note 12—Mandatorily Redeemable Preferred Shares).

        Common Stock—Voting:    We currently have 400 million shares of voting common stock, par value $0.01 per share authorized for issuance. Changes in the number of shares of common stock issued were as follows (in thousands):

	2016	2015
Common stock issued, beginning of year	81,312	80,436
Issuance of common stock	502	618
Exercise of stock options	259	258
Share buyback/cancellation	(23,165)	—

Common stock issued, end of year	58,908	81,312

        On June 27, 2016, in connection with the issuance of our convertible notes, we repurchased all 7,711,515 shares of our voting common stock held by Perry and 7,098,775 shares of our voting common stock held by WCAS. We also repurchased 2,082,800 shares of our voting common stock in privately negotiated transactions. See Note 11, Convertible Senior Notes Due 2021; Stock Repurchase, for additional information. On September 9, 2016, in connection with settlement of our litigation arising out of the APS Healthcare acquisition, we acquired all of the 6,272,104 shares of common stock held

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. STOCKHOLDERS' EQUITY (Continued)

by the defendants in such litigation. See Note 22, Commitments and Contingencies, for additional information.

        Common Stock—Non-Voting:    We have 60 million shares of non-voting common stock, par value $0.01 per share authorized for issuance, of which 3,300,000 shares were issued and outstanding at December 31, 2015. On June 27, 2016, we repurchased all 3,300,000 shares of our non-voting common stock held by Perry. See Note 11, Convertible Senior Notes Due 2021; Stock Repurchase, for additional information.

        Accumulated Other Comprehensive (Loss) Income:    The components of accumulated other comprehensive (loss) income, net of tax, are as follows (in thousands):

	Net Unrealized Gains on Investments Available for Sale	Gross Unrealized OTTI	Long-Term Claim Reserve Adjustment	Accumulated Other Comprehensive (Loss) Income
December 31, 2016
Balance as of January 1, 2016	$6,090	$—	$(3,342)	$2,748
Other comprehensive loss before reclassifications	(4,311)	—	2,225	(2,086)
Less: Amounts reclassified from other comprehensive loss(1)	1,049	—	—	1,049

Net current-period other comprehensive loss	(5,360)	—	2,225	(3,135)

Balance as of December 31, 2016	$730	$—	$(1,117)	$(387)

December 31, 2015
Balance as of January 1, 2015	$19,088	$—	$(6,440)	$12,648
Other comprehensive loss before reclassifications	(10,582)	—	3,098	(7,484)
Less: Amounts reclassified from other comprehensive loss(1)	2,416	—	—	2,416

Net current-period other comprehensive loss	(12,998)	—	3,098	(9,900)

Balance as of December 31, 2015	$6,090	$—	$(3,342)	$2,748

December 31, 2014
Balance as of January 1, 2014	$13,909	$(1,107)	$(5,473)	$7,329
Other comprehensive income before reclassifications	6,001	1,107	(967)	6,141
Less: Amounts reclassified from other comprehensive income(1)	822	—	—	822

Net current-period other comprehensive income	5,179	1,107	(967)	5,319

Balance as of December 31, 2014	$19,088	$—	$(6,440)	$12,648

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

        A portion of each special cash dividend is recorded as a dividend payable liability expected to be paid in the future to holders of our restricted stock as such shares vest. This liability was $0.8 million and $1.6 million at December 31, 2016 and 2015, respectively, and is included in other liabilities in the consolidated balance sheets. In addition, pursuant to the terms of our 2011 Equity Award Plan, each dividend reduces the exercise price on outstanding stock options as of the ex-dividend date by the amount of the dividend.

        Earnings per Common Share:    Under ASC 260, Earnings Per Share, income (loss) from continuing operations is the trigger for determining whether potential common stock equivalents are dilutive or anti-dilutive when calculating diluted earnings per share. Diluted EPS includes the dilutive effect of the unvested restricted stock and stock options outstanding during the year.

        For the years ended December 31, 2016, 2015 and 2014, Universal American had losses from continuing operations and accordingly, excluded common stock equivalents of 0.8 million, 1.3 million and 0.6 million, respectively, from the calculation of diluted earnings per share.

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

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. STOCK-BASED COMPENSATION (Continued)

        Compensation expense, included in other operating costs and expenses, and the related tax benefit were as follows:

	2016	2015	2014
	(in thousands)
Stock options	$2,113	$4,124	$4,658
Restricted stock awards	4,784	6,513	5,389

Total stock-based compensation expense	6,897	10,637	10,047
Less: stock-based compensation expense—discontinued operations	109	1,337	834

Stock-based compensation expense—continuing operations	6,788	9,300	9,213
Tax benefit recognized	2,376	3,255	5,702

Stock-based compensation expense—continuing operations, net of tax	$4,412	$6,045	$3,511

(1)
The tax benefit recognized in 2014 includes a benefit of $2.5 million from prior years that we previously estimated to be non-deductible. See Note 10—Income Taxes, for further discussion.

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

        We estimated the fair value for options granted during the period at the date of grant with the following range of assumptions:

	For options granted
	2016	2015	2014
Weighted-average grant date fair value	$1.54 - $2.04	$1.93 - $2.95	$2.11 - $2.59
Risk free interest rates	0.65% - 1.09%	1.14% - 1.32%	0.90% - 1.43%
Dividend yields	0.00%	0.00%	0.00%
Expected volatility	33.15% - 33.86%	32.44% - 34.60%	36.66% - 39.49%
Expected lives of options (in years)	3.75 - 4.00	3.75 - 5.00	3.75

        We did not capitalize any cost of stock-based compensation. Future expense may vary based upon factors such as the number of awards granted by us and the then-current fair value of such awards.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. STOCK-BASED COMPENSATION (Continued)

        A summary of option activity for the year ended December 31, 2016 is set forth below:

Options	Options (in thousands)	Weighted Average Exercise Price
Outstanding at January 1, 2016	4,871	$6.80
Granted	761	6.14
Exercised	(1,878)	6.31
Forfeited or expired	(220)	7.28

Outstanding at December 31, 2016	3,534	$6.89

	Shares Under Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value Per Share(1)	Aggregate Intrinsic Value
	(in thousands)				(in thousands)
Options exercisable at December 31, 2016	1,755	$7.05	1.2	$2.91	$5,100
Options vested and expected to vest at December 31, 2016(2)	3,460	$6.89	2.1	$3.06	$10,592

(1)
Computed based upon aggregate intrinsic value divided by shares under options.

(2)
The Company estimates forfeitures in accordance with ASC 718 10, Compensation—Stock Compensation.

        Options granted during 2016 and 2015 included 358,000 and 279,000 performance-based options, respectively, which vest ratably over a four-year period, but only if our stock price meets specified targets at the vesting dates. Vesting is cumulative, such that if a stock price target is missed on a vesting date, but a subsequent stock price target is met on a future vesting date, all previously unvested options would then vest. In addition, in the event of a Change in Control (as defined in the 2011 Equity Plan), all performance options will no longer vest in accordance with the performance-based criteria but instead shall vest as if such grants were originally granted as four-year time vested grants where 25% of such awards would vest on each of the first four anniversaries of the date of grant. These options were determined to contain a market condition for vesting under ASC 718—Compensation—Stock Compensation, and were valued using a Monte Carlo valuation approach.

        The total intrinsic value of stock options (the amount by which the market price of the stock on the date of exercise exceeded the exercise price of the option) exercised during 2016, 2015 and 2014 were $3.3 million, $3.5 million and $0.3 million, respectively.

        We received proceeds of $11.9 million, $9.5 million, and $1.9 million from the exercise of stock options during the years ended December 31, 2016, 2015, and 2014, respectively. Such proceeds were primarily non-cash, as substantially all exercises were made on a net basis.

        As of December 31, 2016, the total compensation cost related to non-vested awards not yet recognized was $2.0 million, which we expect to recognize over a weighted average period of 2.1 years.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. STOCK-BASED COMPENSATION (Continued)

  Restricted Stock Awards

        In accordance with our 2011 Equity Plan, we may grant restricted stock to employees, directors and other third parties. These awards generally vest ratably over a four-year period; however during the year ended December 31, 2014 we paid a portion of the annual bonuses in the form of restricted stock. The 2014 awards vest under certain circumstances on the one-year and two-year anniversary of the grant, respectively. We generally value restricted stock awards at an amount equal to the market price of our common stock on the date of grant, except in the case of performance-based awards, which we value using a Monte Carlo valuation approach. We recognize compensation expense for restricted stock awards on a straight line basis over the vesting period.

        A summary of our non-vested restricted stock awards for the year ended December 31, 2016 is set forth below:

Non-Vested Restricted Stock	Shares (in thousands)	Weighted Average Grant-Date Fair Value
Non-vested at January 1, 2016	2,012	$5.66
Granted	858	5.16
Vested	(514)	8.26
Forfeited	(155)	6.36

Non-vested at December 31, 2016	2,201	$4.81

        The total fair value of shares of restricted stock vested during the years ended December 31, 2016, 2015 and 2014 was $2.9 million, $8.4 million and $2.7 million, respectively.

        Shares granted during 2016 and 2015 included 382,000 and 371,000 performance shares, respectively, which vest in the same manner as the performance options discussed above. These shares were determined to contain a market condition for vesting under ASC 718—Compensation—Stock Compensation, and were valued using a Monte Carlo valuation approach. In addition, 480,000 shares were granted during 2015 that only vest following a change-in-control transaction.

  Tax Benefits of Stock-Based Compensation

        ASC 718-10 requires us to report the benefit of tax deductions in excess of recognized compensation cost as a financing cash flow. We recognized $(2.2) million, $0.1 million and $(1.0) million of financing cash flows for these excess tax deductions for years ended December 31, 2016, 2015 and 2014, respectively.

16. UNIVERSAL AMERICAN CORP. 401(k) SAVINGS PLAN

        Effective April 1, 1992, we adopted the Universal American Corp. 401(k) Savings Plan. The 401(k) plan is a voluntary contributory plan under which employees may elect to defer compensation for federal income tax purposes under Section 401(k) of the Internal Revenue Code of 1986. The employee is entitled to participate in the 401(k) plan by contributing through payroll deductions up to 100% of the employee's compensation. The participating employee is not taxed on these contributions until they are distributed. Amounts credited to employee's accounts under the 401(k) plan are invested by the employer-appointed investment committee. Currently, we match employee contributions with our

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. UNIVERSAL AMERICAN CORP. 401(k) SAVINGS PLAN (Continued)

common stock in amounts equal to 100% of the employee's first 1% of contributions and 50% of the employee's next 4% of contributions to a maximum matching contribution of 3% of the employee's eligible compensation. Our matching contributions vest at the rate of 25% per plan year, starting at the end of the second year.

        Participants have the option to transfer/reallocate at will, outside of blackout periods, both vested and unvested employer contributions invested in our common stock to any of the other investments available under the 401(k) plan. The 401(k) plan held 1.4 million shares of our common stock at December 31, 2016, which represented 17% of total plan assets and 1.4 million shares of our common stock at December 31, 2015, which represented 13% of total plan assets.

        Generally, a participating employee is entitled to distributions from the 401(k) plan upon termination of employment, retirement, death or disability. 401(k) plan participants who qualify for distributions may receive a single lump sum, have the assets transferred to another qualified plan or individual retirement account, or receive a series of specified installment payments.

        We made discretionary matching contributions under the 401(k) plan of $0.9 million in 2016, $1.7 million in 2015 and $1.8 million in 2014.

17. STATUTORY FINANCIAL DATA AND DIVIDEND RESTRICTIONS

  Statutory Financial Data

        Our regulated insurance and HMO subsidiaries are required to maintain minimum amounts of statutory capital and surplus as required by regulatory authorities. However, substantially more than such minimum amounts are needed to meet statutory and administrative requirements of adequate capital and surplus to support the current level of their operations. Each of our regulated subsidiaries' statutory capital and surplus are at levels we believe are sufficient to support their currently anticipated levels of operation. Additionally, the National Association of Insurance Commissioners, known as NAIC, imposes regulatory risk-based capital, known as RBC, requirements on these companies. At December 31, 2016, our regulated insurance and HMO subsidiaries maintained ratios of total adjusted capital to RBC in excess of the "authorized control level."

        The combined statutory capital and surplus, including asset valuation reserve, of our regulated insurance and HMO subsidiaries, totaled $193.3 million and $286.1 million at December 31, 2016 and 2015, respectively. For the years ended December 31, 2016, 2015 and 2014, our insurance and HMO subsidiaries generated statutory net income of $21.6 million, $34.6 million and $7.3 million, respectively.

        Based on current estimates, we expect the aggregate amount of dividends that may be paid by our insurance and HMO subsidiaries to our parent company in 2017 without prior approval by state regulatory authorities to be approximately $23 million.

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

        New York Health Benefits Exchange Exit—Effective January 1, 2015, we discontinued our participation in the Exchange. We accrued $0.8 million at December 31, 2014 related to certain contractual charges and made payments of $0.7 million in connection with this plan.

        Facility Consolidation—During 2015, we recorded a restructure charge of $5.6 million related to the sale of our APS Healthcare domestic business. In connection with the sale, we retained certain office space which we have exited and certain Managed Behavioral Health, known as MBH, contracts which we have terminated and are operating at a loss as the business runs off. Our restructure charge for facilities represents the estimated costs to close the facilities, including lease buyout costs and rent costs, net of estimated sublease revenue, on non-cancellable leases prior to termination. The related leases run through 2021. The charge related to the MBH contracts represents the estimated operating losses on the terminated contracts through the end of the contractual period, March 31, 2016. There were no additional charges under this APS Healthcare restructuring initiative.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. RESTRUCTURING CHARGES (Continued)

        A summary of our restructuring liability balance as of December 31, 2016, 2015, and 2014 and restructuring activity for the years then ended is as follows:

	Segment	January 1 Balance	Charge to Earnings(1)	Cash Paid	Non-cash	December 31 Balance
		(in thousands)
2016
Continuing Operations:
Workforce reduction	Corporate & Other	$1,150	$(257)	$(732)	$—	$161
NY Exchange exit	Corporate & Other	28	—	—	(16)	12

Total Continuing Operations		1,178	(257)	(732)	(16)	173

Discontinued Operations:
Workforce reduction		514	(4)	(34)	(476)	—
MBH runout		299	—	—	(299)	—
Facility consolidation		2,929	764	—	(1,080)	2,613

Total Discontinued Operations		3,742	760	(34)	(1,855)	2,613

Total		$4,920	$503	$(766)	$(1,871)	$2,786

2015
Continuing Operations:
Workforce reduction	Corporate & Other	$3,069	$1,897	$(3,816)	$—	$1,150
NY Exchange exit	Corporate & Other	804	(100)	(676)	—	28

Total Continuing Operations		3,873	1,797	(4,492)	—	1,178

Discontinued Operations:
Facility consolidation		106	—	—	(106)	—
Workforce reduction		661	260	(407)	—	514
MBH runout		—	1,690	(1,391)	—	299
Facility consolidation		—	3,688	(254)	(505)	2,929

Total Discontinued Operations		767	5,638	(2,052)	(611)	3,742

Total		$4,640	$7,435	$(6,544)	$(611)	$4,920

2014
Continuing Operations:
Workforce reduction	Corporate & Other	$5,621	$1,969	$(4,521)	$—	$3,069
NY Exchange exit	Corporate & Other	—	804	—	—	804

Total Continuing Operations		5,621	2,773	(4,521)	—	3,873

Discontinued Operations:
Facility consolidation		222	—	—	(116)	106
Workforce reduction		625	36	—	—	661

Total Discontinued Operations		847	36	—	(116)	767

Total		$6,468	$2,809	$(4,521)	$(116)	$4,640

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

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

19. UNCONSOLIDATED SUBSIDIARIES

        We account for our participation in the ACOs using the equity method. Gains and losses are reported as equity in losses of unconsolidated subsidiaries in the consolidated statements of operations. Our net investment in the ACOs is reported in other assets in the consolidated balance sheets. We recognized equity in earnings (losses) of our unconsolidated ACOs of $5.0 million, $(9.6) million and $(17.8) million, for the years ended December 31, 2016, 2015 and 2014, respectively.

  •
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

        During 2016, we operated one ACO under the new Next Generation ACO Model. This Next Generation ACO receives different beneficiary information from CMS during the year than the MSSP ACOs. During 2016, we were able to use this information to estimate Program Year 2016 revenue for this Next Generation ACO, but determined, based on the information available, that this ACO would not generate any shared savings. Based on our analysis, we accrued a $1.7 million estimated loss for 2016.

        Following is a summary of shared savings revenue included in equity in earnings (losses) of our unconsolidated MSSP ACOs for the program years indicated:

	For the year ended
	2016	2015	2014
	(in thousands)
Program Year 2015	$29,232	$—	$—
Program Year 2014	—	20,884	—
Program Year 2013/2012	—	—	13,375

	$29,232	$20,884	$13,375

        The condensed financial information for 100% of our unconsolidated ACOs is as follows:

	December 31,
	2016	2015
	(in thousands)
Total assets	$886	$—

Total liabilities	$64,620	$66,741

	For the year ended December 31,
	2016	2015	2014
	(in thousands)
Total revenue	$38,138	$26,924	$20,357
Total expenses	23,695	31,700	31,168

Income (loss)	$14,443	$(4,776)	$(10,811)

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

21. DISCONTINUED OPERATIONS

        The following transactions represent disposals or commitments to dispose of a reporting group and therefore they are reported as discontinued operations:

        Sale of Traditional Insurance Business:    On August 3, 2016 we completed the sale of our Traditional Insurance business to Nassau Re. Under the terms of the agreement, Nassau Re acquired all of the shares of Constitution Life and Pyramid, as well as the Traditional Insurance business written by Progressive on a 100% coinsurance basis. At closing, we received $30.5 million in cash, which, under the terms of the agreement, is subject to post-closing price adjustments based on actual capital and surplus of Constitution Life and Pyramid compared to the target statutory capital and surplus of $68.5 million In October 2016, we received $11.4 million representing final settlement of potential earn out payments from this sale and in January 2017 we received an additional $2.7 million in cash in final settlement of the post-closing balance sheet adjustments.

        As of December 31, 2015, in accordance with ASC 360-10, Property, Plant and Equipment and ASC 205-20, Presentation of Financial Statements—Discontinued Operations, we determined that our Traditional Insurance business should be classified as held for sale and reported in discontinued operations. Under ASC 360-10-35, a long-lived asset classified as held for sale shall be measured at the lower of its carrying amount or fair value less cost to sell. We determined fair value at the balance sheet date, by calculating estimated net proceeds, using actual statutory surplus, estimating the likelihood of receiving any earn-out and estimating closing costs. Estimated net proceeds were compared to the GAAP book value of the entities being sold and the business being reinsured. At December 31, 2015, our analysis indicated a pre-tax loss of $149.2 million, generating a deferred tax benefit of $40.9 million, against which we recorded a $25.6 million valuation allowance, resulting in an after-tax loss of $133.8 million. Adjustments recorded in 2016 to true up the estimated fair value recorded at December 31, 2015, resulted in a $0.5 million gain. This included the reclassification of

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

21. DISCONTINUED OPERATIONS (Continued)

$4.8 million, after tax, of AOCI related to the sale of the Traditional Insurance business to the cumulative loss on the transaction. This was partially offset by a $1.0 million after-tax adjustment to reflect the early cash settlement of the earn-out and a contractual true up of the closing balance sheet of $2.3 million that was recorded in the fourth quarter. Additionally, discontinued operations treatment requires that the related assets and liabilities for the current period and all historical periods presented are reclassified as assets and liabilities held for sale in our consolidated balance sheets, and the related operating results and cash flows for the current period and all historical periods presented have been reclassified as discontinued operations in our consolidated financial statements.

        In connection with the sale of our Traditional Insurance business, we agreed to provide certain support services to Nassau Re under a transition service agreement, or TSA. During the year ending December 31, 2016, we recognized fee income of $1.0 million.

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

        In connection with the sale of the Total Care business, we agreed to provide certain support services to Molina under a TSA. During the year ending December 31, 2016, we recognized fee income of $0.4 million.

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

        In addition, the transaction included a potential earn-out based on certain contract renewals. Due to the variability in the length of time over which the contract renewals could occur and the difficulty of estimating the success of such renewals, we considered the potential earn-out to be a contingent gain which was recorded only if and when we determined it to be realizable. We recorded earn-out revenue of $12.1 million based on amounts received from the buyer through the third quarter of 2016 which represented the final settlement of earn-out revenue.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

21. DISCONTINUED OPERATIONS (Continued)

        In connection with the sales of the APS businesses, we agreed to provide certain support services to the buyers under TSA's. During the year ended December 31, 2015, we recognized fee income of $2.9 million. All APS-related TSA services were completed as of December 31, 2015.

        Effective with the sale of our APS Healthcare businesses, in accordance with ASC 205-20, the results of operations and cash flows related to APS Healthcare are reported as discontinued operations for all periods presented. In addition, the related assets and liabilities have been segregated from the assets and liabilities related to our continuing operations and are presented separately in our consolidated balance sheets as of December 31, 2016 and 2015, respectively.

        Discontinued Operations Summary Financial Information:    Summarized financial information for our discontinued operations is presented below:

	For the years ended December 31,
	2016	2015	2014
	(in thousands)
Revenues:
Net premiums	$198,194	$372,523	$519,681
Net investment income	9,137	17,497	16,413
Fee and other income	916	32,484	89,642
Net realized gains (losses)	160	44	(733)

Total revenues	208,407	422,548	625,003

Benefits, claims and expenses:
Claims and other benefits	172,427	328,948	441,013
Change in deferred policy acquisition costs	—	23,442	12,323
Amortization of intangible assets	470	1,449	2,269
Affordable Care Act fee	1,919	3,385	—
Other operating costs and expenses	28,567	87,124	170,608

Total benefits, claims and expenses	203,383	444,348	626,213

Operating income (loss)	5,024	(21,800)	(1,210)
Total Care—gain on sale	20,407	—	—
APS Healthcare (1)	41,746	(17,418)	—
Traditional Insurance—gain (loss) on sale	486	(149,153)	—

Income (loss) from discontinued operations before income taxes	67,663	(188,371)	(1,210)
Provision for (benefit from) income taxes	5,997	(28,098)	1,649

Income (loss) from discontinued operations	$61,666	$(160,273)	$(2,859)

(1)
2016 amounts include earn-out revenues and litigation settlement, while 2015 amounts represent initial loss on the sale of APS Healthcare. See Note 22—Commitments and Contingencies for additional information.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

21. DISCONTINUED OPERATIONS (Continued)

        Total assets and liabilities of discontinued operations are as follows:

	December 31, 2016	December 31, 2015
	(in thousands)
Assets
Fixed maturities available for sale, at fair value	$51,997	$427,690
Other invested assets	—	12,800

Total investments	51,997	440,490
Cash and cash equivalents	1,967	6,628
Accrued investment income	591	3,196
Reinsurance recoverables—life	115,190	476,863
Reinsurance recoverables—health	57,409	130,501
Due and unpaid premiums	377	27,565
Goodwill and intangible assets	—	4,197
Deferred income tax asset	2,283	—
Income taxes receivable	—	10,194
Other healthcare receivables	—	2,045
Net amounts receivable from continuing operations	—	44,289
Other assets	—	4,602

Total assets	$229,814	$1,150,570

Liabilities
Reserves and other policy liabilities—life	$115,374	$495,518
Reserves for future policy benefits—health	54,825	539,307
Policy and contract claims—health	2,694	38,482
Premiums received in advance	420	2,000
Amounts due to reinsurers	8,007	2,325
Deferred income tax liability	—	7,491
Other liabilities	56,442	30,916

Total liabilities	$237,762	$1,116,039

22. COMMITMENTS AND CONTINGENCIES

  Legal Proceedings

        In addition to the matters discussed below, we are or may also be subject to a variety of legal proceedings, alternative dispute resolution proceedings, governmental investigations, including SEC investigations, audits, claims and litigation, including claims under the False Claims Act and claims for benefits under insurance policies and claims by members, providers, customers, employees, regulators, investors and other third parties. In some cases, plaintiffs may seek punitive damages. It is not possible to accurately predict the outcome or estimate the resulting penalty, fine or other remedy that may result from any current or future legal proceeding, investigation, audit, claim or litigation. Nevertheless, the range of outcomes and losses could be significant and could have a material adverse effect on our consolidated financial statements.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

22. COMMITMENTS AND CONTINGENCIES (Continued)

        On October 22, 2013, we filed a lawsuit in the United States District Court for the District of Delaware against funds affiliated with the private equity firm GTCR, known as GTCR, David Katz, a former managing director of GTCR, and former senior management of APS Healthcare. The lawsuit arose out of our acquisition of APS Healthcare from GTCR in March 2012.

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

  Governmental Regulation

        Laws and regulations governing Medicare and other state and federal healthcare and insurance programs are complex and subject to significant interpretation. As part of the Affordable Care Act, known as ACA, CMS, State regulatory agencies and other regulatory agencies have been exercising increased oversight and regulatory authority over our Medicare and other businesses. Compliance with such laws and regulations is subject to CMS audit, other governmental review and investigation, including SEC investigations and significant and complex interpretation. CMS audits our Medicare Advantage plans with regularity to ensure we are in compliance with applicable laws, rules, regulations and CMS instructions. Our Medicare Advantage plans will likely be subject to audit in 2017. There can be no assurance that we will be found to be in compliance with all such laws, rules and regulations in connection with these audits, reviews and investigations, and at times we have been found to be out of compliance. Failure to be in compliance can subject us to significant regulatory action including significant fines, penalties, cancellation of contracts with governmental agencies or operating restrictions on our business, including, without limitation, suspension of our ability to market to and enroll new members in our Medicare plans, termination of our contracts with CMS, exclusion from Medicare and other state and federal healthcare programs and inability to expand into new markets or add new products within existing markets.

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

  Lease Obligations

        We are obligated under lease agreements for our corporate headquarters located in White Plains, New York as well as offices in Houston, Texas; and Syracuse, New York. In addition, we maintain other

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

22. COMMITMENTS AND CONTINGENCIES (Continued)

smaller offices to support our businesses. Rent expense was $4.4 million, $5.8 million, and $5.9 million for the years ended December 31, 2016, 2015 and 2014, respectively. Annual minimum rental commitments, subject to escalation, under non-cancelable operating lease (in thousands) are as follows:

2017	$4,531
2018	3,466
2019	1,886
2020	1,896
2021	1,680
Thereafter	386

Total	$13,845

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

        Financial data by segment, with a reconciliation of segment revenues and segment income (loss) before income taxes to total revenue and income (loss) from continuing operations before income taxes in accordance with U.S. generally accepted accounting principles is as follows:

	2016		2015		2014
	Revenues	Income(Loss) Before Income Taxes	Revenues	Income(Loss) Before Income Taxes	Revenues	Income(Loss) Before Income Taxes
	(in thousands)
Medicare Advantage	$1,376,409	$48,443	$1,256,035	$21,480	$1,410,324	$48,121
MSO	9	(9,487)	—	(20,058)	—	(30,809)
Corporate & Other	2,319	(37,331)	7,192	(40,287)	8,493	(49,378)
Intersegment revenues	(520)	—	(775)	—	(1,059)	—
Adjustments to segment amounts:
Net realized gains (losses)(1)	1,429	1,429	38,954	38,954	(649)	(649)

Total	$1,379,646	$3,054	$1,301,406	$89	$1,417,109	$(32,715)

(1)
We evaluate the results of operations of our segments based on income (loss) before realized gains and losses and income taxes. Management believes that realized gains and losses are not indicative of overall operating trends.

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

23. BUSINESS SEGMENT INFORMATION (Continued)

        Identifiable assets by segment are as follows:

	December 31,
	2016	2015	2014
	(in thousands)
Medicare Advantage	$381,695	$355,363	$376,235
MSO	54,032	56,345	32,511
Corporate & Other	504,771	521,057	791,231
Assets of discontinued operations	229,814	1,150,570	1,378,501
Intersegment assets(1)	(384,729)	(352,473)	(477,977)

Total assets	$785,583	$1,730,862	$2,100,501

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

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

24. CONDENSED QUARTERLY RESULTS OF OPERATIONS (UNAUDITED) (Continued)

2016

	For the Quarter Ended
	December 31,	September 30,	June 30,	March 31,
	(in thousands)
Total revenue, as previously reported	$340,882	$343,389	$346,082	$396,176
Less: revenue of discontinued operations	—	—	—	(46,883)

Total revenue	$340,882	$343,389	$346,082	$349,293

(Loss) income from continuing operations before income taxes	(23,572)	(9,262)	30,622	5,266
(Benefit from) provision for income taxes	(6,129)	(505)	12,241	3,737

(Loss) income from continuing operations	(17,443)	(8,757)	18,381	1,529

(Loss) income from discontinuted operations,
net of taxes	(1,060)	59,638	4,424	(1,336)

Net (loss) income	$(18,503)	$50,881	$22,805	$193

(Loss) income per common share:
Basic:
(Loss) income from continuing operations	$(0.31)	$(0.14)	$0.22	$0.02
(Loss) income from discontinuted operations	(0.02)	0.97	0.06	(0.02)

Net (loss) income	$(0.33)	$0.83	$0.28	$—

Diluted:
(Loss) income from continuing operations	$(0.31)	$(0.14)	$0.22	$0.02
(Loss) income from discontinuted operations	(0.02)	0.97	0.05	(0.02)

Net (loss) income	$(0.33)	$0.83	$0.27	$—

UNIVERSAL AMERICAN CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

24. CONDENSED QUARTERLY RESULTS OF OPERATIONS (UNAUDITED) (Continued)

2015

	For the Quarter Ended
	December 31,	September 30,	June 30,	March 31,
	(in thousands)
Total revenue, as previously reported	$377,373	$339,790	$322,945	$355,520
Less: revenue of discontinued operations	(47,790)	—	—	(46,432)

Total revenue	$329,583	$339,790	$322,945	$309,088

(Loss) income from continuing operations before income taxes	(13,417)	12,996	12,777	(12,267)
(Benefit from) provision for income taxes	(3,833)	13,045	6,887	(12,314)

(Loss) income from continuing operations	(9,584)	(49)	5,890	47

(Loss) income from discontinuted operations,
net of taxes	(151,972)	2,857	(13,265)	2,107

Net (loss) income	$(161,556)	$2,808	$(7,375)	$2,154

Loss per common share:
Basic:
(Loss) income from continuing operations	$(0.12)	$—	$0.07	$—
(Loss) income from discontinuted operations	(1.84)	0.03	(0.16)	0.03

Net (loss) income	$(1.96)	$0.03	$(0.09)	$0.03

Diluted:
(Loss) income from continuing operations	$(0.12)	$—	$0.07	$—
(Loss) income from discontinuted operations	(1.84)	0.03	(0.16)	0.03

Net (loss) income	$(1.96)	$0.03	$(0.09)	$0.03

        Income from continuing operations for the quarters ended June 30 2016 and 2015 included our share of prior program year shared savings revenue from our ACOs, amounting to $29.8 million and $20.9 million, respectively. The quarter ended September 30, 2015 included $29.6 million in realized gains related to the sale of a cost-method investment.

Schedule I—Summary of Investments Other Than Investments in Related Parties
UNIVERSAL AMERICAN CORP.

	December 31, 2016
Classification	Par Value	Amortized Cost	Fair Value	Carrying Value
	(in thousands)
U.S. Treasury securities and obligations of U.S. Government	$22,350	$22,604	$21,961	$21,961
Government sponsored agencies	500	513	508	508
Other political subdivisions	24,075	25,726	25,664	25,664
Corporate debt securities	117,168	118,634	118,978	118,978
Foreign debt securities	31,285	32,006	31,248	31,248
Residential mortgage-backed securities	20,876	21,242	21,837	21,837
Commercial mortgage-backed securities	20,069	21,113	20,762	20,762
Other asset-backed securities	4,195	4,249	4,233	4,233

Sub-total	$240,518	$246,087	$245,191	245,191

Other invested assets				6,303

Total investments				$251,494

	December 31, 2015
Classification	Par Value	Amortized Cost	Fair Value	Carrying Value
	(in thousands)
U.S. Treasury securities and obligations of U.S. Government	$8,500	$8,481	$8,478	$8,478
Government sponsored agencies	500	516	507	507
Other political subdivisions	32,720	35,253	35,926	35,926
Corporate debt securities	143,385	144,772	146,423	146,423
Foreign debt securities	27,510	28,287	27,599	27,599
Residential mortgage-backed securities	34,423	34,973	35,969	35,969
Commercial mortgage-backed securities	20,658	21,264	21,151	21,151
Other asset-backed securities	5,652	5,731	5,723	5,723

Sub-total	$273,348	$279,277	$281,776	281,776

Other invested assets				9,734

Total investments				$291,510

Schedule II—Condensed Financial Information of Registrant

UNIVERSAL AMERICAN CORP.
(Parent Company)

CONDENSED BALANCE SHEETS
(in thousands)

	December 31, 2016	December 31, 2015
ASSETS
Cash and cash equivalents	$102,879	$70,209
Investments in subsidiaries at equity	373,152	369,820
Income tax receivable	11,972	8,425
Other assets	6,600	7,762
Assets of discontinued operations	—	34,531

Total assets	$494,603	$490,747

LIABILITIES AND STOCKHOLDERS' EQUITY
Loans from affiliates	$—	$13,000
Convertible Senior Notes due 2021, net of fees	92,897	—
Series A mandatorily redeemable preferred shares, net of fees	39,939	39,755
Due to affiliates	29,146	23,420
Deferred income tax liability	39,552	17,283
Accounts payable and other liabilities	14,938	13,324
Dividends to stockholders—declared/unpaid	770	1,570
Liabilities of discontinued operations	7,948	—

Total liabilities	225,190	108,352

Total stockholders' equity	269,413	382,395

Total liabilities and stockholders' equity	$494,603	$490,747

See notes to condensed financial statements.

UNIVERSAL AMERICAN CORP.
(Parent Company)

CONDENSED STATEMENTS OF OPERATIONS

(in thousands)

	For the Years Ended December 31,
	2016	2015	2014
REVENUES:
Net investment income	$1,583	$2,127	$2,537
Realized gains on investments	—	87	897

Total revenues	1,583	2,214	3,434

EXPENSES:
Selling, general and administrative expenses	32,796	36,498	37,131
Stock compensation expense	6,788	9,300	9,213
Interest expense	8,140	5,289	7,000

Total expenses	47,724	51,087	53,344

Loss before income tax benefit and equity in income of subsidiaries	(46,141)	(48,873)	(49,910)
Income tax benefit	(22,476)	(39,391)	(23,593)

(Loss) income before equity in earnings of subsidiaries	(23,665)	(9,482)	(26,317)
Equity in earnings (losses) of subsidiaries, net of taxes	17,375	5,786	(291)

Loss from continuing operations	(6,290)	(3,696)	(26,608)

Discontinued operations:
Income (loss) from discontinued operations before income taxes	67,663	(188,371)	(1,210)
Provision for (benefit from) income taxes	5,997	(28,098)	1,649

Income (loss) from discontinued operations	61,666	(160,273)	(2,859)

Net income (loss)	$55,376	$(163,969)	$(29,467)

See notes to condensed financial statements.

UNIVERSAL AMERICAN CORP.
(Parent Company)

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Years Ended December 31,
	2016	2015	2014
	(in thousands)
Cash flows from operating activities:
Net income (loss)	$55,376	$(163,969)	$(29,467)
(Income) loss from discontinued operations	(61,666)	160,273	2,859

Loss from continuing operations	(6,290)	(3,696)	(26,608)
Adjustments to reconcile net income (loss) to net cash provided by (used for)
operating activities:
Equity in net (loss) income of subsidiaries	(17,375)	(5,786)	291
Realized gains on investments	—	(87)	(897)
Stock based compensation	6,788	9,300	9,213
Amortization of debt issuance costs	597	2,791	1,752
Amortization of discount on convertible notes	2,127	—	—
Change in amounts due to/from subsidiaries	5,726	32,557	2,355
Change in income taxes receivable	(3,547)	45,484	(14,823)
Deferred income taxes	15,353	(20,670)	10,829
Change in other assets and liabilities	(645)	(10,020)	11,311

Cash provided by (used for) operating activities of continuing operations	2,734	49,873	(6,577)
Cash provided by operating activities of discontinued operations	—	—	—

Cash provided by (used for) operating activities	2,734	49,873	(6,577)

Cash flows from investing activities:
Proceeds from sale of fixed maturities	—	64,950	67,459
Cost of fixed maturity investments acquired	—	(60,570)	(18,311)
Net change in short-term investments	—	2,000	(2,000)
Capital contributions to subsidiaries	(9,000)	(26,400)	(34,000)
Dividends from subsidiaries	20,812	86,485	41,574
Other investing activities	—	2,778	275

Cash provided by investing activities of continuing operations	11,812	69,243	54,997
Cash provided by investing activities of discontinued operations	73,598	22,777	50,306

Cash provided by investing activities	85,410	92,020	105,303

Cash flows from financing activities:
Net proceeds from issuance of common stock	(2,187)	95	(994)
Principal payment on loan from affiliates	(13,000)	(9,000)	—
Cost of share retirement	(151,271)	—	(36,180)
Proceeds from issuance of convertible notes	115,000	—	—
Payment of convertible notes issuance costs	(4,877)	—	—
Principal repayment on debt	—	(103,447)	—
Dividends to stockholders	861	(62,630)	(1,320)
Dividends from discontinued operations	73,598	22,777	50,306

Cash provided by (used for) financing activities of continuing operations	18,124	(152,205)	11,812
Cash used for financing activities of discontinued operations	(73,598)	(22,777)	(50,306)

Cash used for financing activities	(55,474)	(174,982)	(38,494)

Net increase (decrease) in cash and cash equivalents	32,670	(33,089)	60,232
Less: decrease in cash and cash equivalents from discontinued operations	—	—	—

Net increase (decrease) in cash and cash equivalents from continuing operations	32,670	(33,089)	60,232
Cash and cash equivalents:
At beginning of year	70,209	103,298	43,066

At end of year	$102,879	$70,209	$103,298

Supplemental disclosure of cash flow information:
Cash paid (received) during the year for:
Interest	$5,814	$4,748	$6,609

Income taxes	$(30,366)	$(57,447)	$25,054

See notes to condensed financial statements.

UNIVERSAL AMERICAN CORP.
(Parent Company)

NOTES TO CONDENSED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

        Except as otherwise indicated, references to the "Company," "Universal American," "we," "our," and "us" are to Universal American Corp., a Delaware corporation, and its subsidiaries.

        Universal American is a specialty health insurance holding company with an emphasis on providing a broad array of health insurance and managed care products and services to people covered by Medicare.

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

        Prior to the close of the business day immediately preceding December 15, 2020, the Convertible Notes will be convertible only under the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on September 30, 2016 (and only during such calendar quarter), if the daily volume-weighted average price, or VWAP, of the common stock for at least 20 trading days (whether or not consecutive) during a period of thirty consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five business day period after any five consecutive trading day period (the "measurement period") in which the trading price per $1,000 principal amount of notes for each trading day of the measurement period was less than 98% of the product of the daily VWAP of our common stock and the conversion rate on each such trading day; or (3) upon the occurrence of specified corporate events. The Convertible Notes were not convertible at any time during the three month or nine month periods ended September 30, 2016 and did not result in any dilution in our calculation of earnings per share.

        On or after December 15, 2020 until the close of business on the business day immediately preceding the maturity date, holders may convert their notes at any time, regardless of the foregoing circumstances. Upon conversion, we may satisfy our conversion obligation by paying or delivering, as applicable, cash, shares of our voting common stock, or a combination of cash and shares of voting common stock, at our election.

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

UNIVERSAL AMERICAN CORP.
(Parent Company)

NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)

2. CONVERTIBLE SENIOR NOTES DUE 2021; STOCK REPURCHASE (Continued)

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

        The Convertible Notes consist of the following components (in thousands):

December 31, 2016
Liability component:
Principal	$115,000
Conversion feature	(20,637)
Amortization	2,127

Principal balance in liabilities	96,490
Liability portion of debt issuance costs	(3,593)

Net carrying amount	$92,897

Equity component:
Conversion feature	$20,637
Equity portion of debt issuance costs	(875)
Deferred taxes	(6,917)

Net carrying amount	$12,845

        We used the net proceeds from the Convertible Notes, together with cash on hand, to (i) repurchase all (a) 11,011,515 shares of our common stock held by certain affiliates of Perry and (b) 7,098,775 shares of our common stock held by certain affiliates of WCAS, at a purchase price of $6.80 per share, for an aggregate purchase price of approximately $123.0 million, and (ii) repurchase 2,082,800 shares of our common stock for an aggregate purchase price of approximately $15.1 million from purchasers of the convertible notes in privately negotiated transactions.

UNIVERSAL AMERICAN CORP.
(Parent Company)

NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)

2. CONVERTIBLE SENIOR NOTES DUE 2021; STOCK REPURCHASE (Continued)

        We recognized interest expense on the Convertible Notes issued June 27, 2016 of $4.5 million for the year ended December 31, 2016, which included $2.1 million of non-cash interest expense, representing amortization of the discount on the carrying amount of the Convertible Notes.

        Following the consummation of the WellCare Transaction, each holder of the Company's Convertible Notes that remain outstanding at such time will have the right to (i) convert its notes into the right to receive the merger consideration under the WellCare Transaction, which amount will be calculated using an increased conversion rate because the transaction will constitute a "Make-Whole Fundamental Change" under the terms of the notes, or (ii) require that the Company repurchase its notes, which repurchase shall be for the principal amount plus accrued interest and settled in cash. These conversion and repurchase rights will be exercisable during an approximately 30 day period specified by the Company following consummation of the WellCare Transaction.

3. MANDATORILY REDEEMABLE PREFERRED SHARES

        On April 29, 2011, in conjunction with the sale of our Medicare Part D business, Universal American issued an aggregate of $40 million of Series A Mandatorily Redeemable Preferred Shares (the "Series A Preferred Shares"), representing 1,600,000 shares with a par value of $0.01 per share and a liquidation preference of $25.00 per share. The Series A Preferred Shares pay cash dividends at the rate of 8.5% per annum and are mandatorily redeemable on the six year anniversary of the issue date. There is no ability to call these securities before maturity except in the event of a change in control. The proceeds from the sale of the Series A Preferred Shares were used to pay a portion of the existing indebtedness of the Company prior to the sale and transaction expenses. We did not retain any proceeds from the sale of the Series A Preferred Shares. At the closing of the sale of our Medicare Part D business, certain officers and directors of the Company collectively purchased an aggregate of $10 million of the Series A Preferred Shares and we capitalized issue costs of approximately $1.1 million.

        In accordance with ASC 480, Distinguishing Liabilities from Equity, because the issuance of the Series A Preferred Shares imposes an obligation on us requiring the transfer of assets, specifically, cash, at the redemption date, the Series A Preferred Shares are reported as a liability on the consolidated balance sheets, net of unamortized issue costs, with the related dividends reported as interest expense on the consolidated statements of operations. At December 31, 2016 and 2015 we had accrued $0.7 million of such dividends, recorded in other liabilities in the consolidated balance sheets.

        Closing of the pending WellCare transaction would constitute a change in control with respect to the Series A Preferred Shares and would accelerate their settlement should the transaction close before the scheduled April 29, 2017 maturity of the Series A Preferred Shares.

4. LOANS FROM AFFILIATES

        In the fourth quarter of 2013, we borrowed $13.0 million and $9.0 million, at an interest rate of 3.5%, payable quarterly, from our insurance company subsidiaries, Progressive and Pyramid, respectively, for general corporate purposes. On April 10, 2015, we repaid the outstanding balance of $9.0 million to Pyramid. On August 2, 2016, we repaid the outstanding balance of $13.0 million to Progressive.

UNIVERSAL AMERICAN CORP.
(Parent Company)

NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)

5. SPECIAL DIVIDEND

        On October 26, 2015, we paid a special cash dividend of $0.75 per share, to shareholders of record on October 19, 2015. The total dividend was $63.0 million. This dividend is a liquidating dividend and was recorded as a reduction of additional paid-in capital.

        A portion of each special cash dividend is recorded as a dividend payable liability expected to be paid in the future to holders of our restricted stock as such shares vest. This liability was $0.8 million and $1.6 million at December 31, 2016 and 2015, respectively, and is included in other liabilities in the consolidated balance sheets. In addition, pursuant to the terms of our 2011 Equity Award Plan, each dividend reduces the exercise price on outstanding stock options as of the ex-dividend date by the amount of the dividend.

Schedule III—SUPPLEMENTAL INSURANCE INFORMATION
UNIVERSAL AMERICAN CORP.
(in thousands)

	Policy and Contract Claims	Net Premiums Earned	Net Investment Income	Policyholder Benefits	Other Operating Expense
2016
Medicare Advantage	$82,898	$1,366,716	$8,547	$1,153,829	$174,138
MSO	—	—	9	—	14,493
Corporate & Other	—	—	305	(2)	39,652
Intersegment and other adjustments	—	—	(267)	—	(520)

Segment Total	$82,898	$1,366,716	$8,594	$1,153,827	$227,763

2015
Medicare Advantage	$86,976	$1,245,655	$9,435	$1,074,658	$159,897
MSO	—	—	—	—	10,431
Corporate & Other	—	316	3,067	(184)	47,665
Intersegment and other adjustments	—	—	(545)	—	(776)

Segment Total	$86,976	$1,245,971	$11,957	$1,074,474	$217,217

2014
Medicare Advantage	$94,704	$1,393,444	$15,013	$1,171,002	$191,201
MSO	—	—	—	—	13,016
Corporate & Other	132	1,292	5,365	1,560	56,311
Intersegment and other adjustments	—	—	(790)	—	(1,059)

Segment Total	$94,836	$1,394,736	$19,588	$1,172,562	$259,469

        Other required information was omitted because it was not applicable.

Universal American Corp.
Schedule V
Valuation and Qualifying Accounts

	Balance Jan 1	Charges/ (Recoveries) in Consolidated Statement of Operations	Write-offs Against Allowance	Acquisition and Other Adjs.	Balance Dec 31
	(in thousands)
2016
Advances to agents(1)	$32,176	$(1,728)	$(19,154)	$—	$11,294
Other assets(2)	11,773	5,602	(1,398)	—	15,977
Valuation allowance for deferred taxes	36,897	(4,082)	—	(12,471)	20,344
2015
Advances to agents(1)	$46,973	$(2,754)	$(12,043)	$—	$32,176
Other assets(2)	19,277	6,926	(14,430)	—	11,773
Valuation allowance for deferred taxes	11,069	(156)	—	25,984	36,897
2014
Advances to agents(1)	$56,985	$(6,071)	$(3,941)	$—	$46,973
Other assets(2)	27,438	(369)	(7,792)	—	19,277
Valuation allowance for deferred taxes	7,217	3,726	—	126	11,069

(1)
Amount reported as recoveries in the consolidated statement of operations represents advances to agents previously written off.

(2)
Represents valuation account on receivables related to Medicare Advantage products.