Form 10-K/A
period 2016-12-31
UNIVERSAL AMERICAN CORP.
filed 2017-04-26
CIK 1514128

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

(Registrant’s telephone number, including area code)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

The aggregate market value of the registrant’s voting common stock held by non-affiliates of the registrant on June 30, 2016, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $331 million (based on the closing sales price of the registrant’s common stock on that date). As of February 24, 2017, 59,428,232 shares of the registrant’s voting common stock were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

As used in this report, “Universal American,” the “Company,” “UAM,” “we” “our,” and “us” refer to Universal American Corp. and its subsidiaries, except where the context otherwise requires or as otherwise indicated.

This Amendment No. 1 on Form 10-K/A (the “Amendment”) amends our Annual Report on Form 10-K for the year ended December 31, 2016, originally filed on February 28, 2017 (the “Original Filing”). We are filing this Amendment to include the information required by Part III and not included in the Original Filing, as we do not expect to file our definitive proxy statement within 120 days of the end of our fiscal year ended December 31, 2016 as a result of our pending sale to WellCare Health Plans, Inc. (“WellCare”).

In connection with the filing of this Amendment, we are including as exhibits currently dated certifications of our chief executive officer, chief financial officer and chief accounting officer. Accordingly, Item 15 of Part IV has also been amended and restated to reflect the filing of these currently dated certifications.

Except as described above, no other changes have been made to the Original Filing. Unless expressly stated, this Amendment continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing.

PART III

ITEM 10—DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our executive officers are elected annually by the board of directors and serve until their successors are duly elected and qualified. We have six directors. Each director is elected annually and serves until his or her successor is duly elected and qualified. There are no arrangements or understandings between any officer and any other person pursuant to which the officer was selected, and there are no family relationships between any executive officers or any directors of Universal American.

The following table sets forth information regarding membership of the Universal board of directors as of February 28, 2017.

Name	Age	Current Position with UAM	Director of UAM Since
Richard A. Barasch	63	Chairman of the Board and CEO	1988
Sally W. Crawford	63	Director	2007
Matthew W. Etheridge	43	Director	2007
Mark K. Gormley	56	Director	2007
Dr. Mohit Kaushal	38	Director	2016
Patrick J. McLaughlin	59	Director	1995

Richard A. Barasch has served as a director since July 1988, as Chairman of the Board since December 1997, as Chief Executive Officer since June 1995 and as President from April 1991 to March 2012. He has served as a director of our American Progressive Life and Health Insurance Company of New York subsidiary since 1991, and he is Chairman of substantially all of our subsidiaries. Mr. Barasch has held positions with our subsidiaries since their acquisition or organization.

We believe Mr. Barasch’s qualifications to serve as a director of the Company include Mr. Barasch’s 28 years of service with the Company, which brings an unparalleled depth of experience in the health insurance sector combined with an intimate knowledge of the operational, financial and strategic development of the Company.

Sally W. Crawford has served as a director since October 2007. Ms. Crawford was Chief Operating Officer of Healthsource, Inc., a publicly held managed care organization headquartered in New Hampshire, from April 1985 until January 1997. During her tenure at Healthsource, Inc., Ms. Crawford held a variety of positions and responsibilities; including leading that company’s Northern Region operations and marketing efforts. Since January 1997, Ms. Crawford has been a health care consultant in New Hampshire. She serves as a director of Hologic, Inc. (and formerly Cytyc Corporation from 1998 until its acquisition by Hologic, Inc.), Insulet Corporation and Prolacta Bioscience. Ms. Crawford previously served as a Board member of Chittenden Corporation, Exact Sciences Corporation and Zalicus, Inc.

We believe Ms. Crawford’s qualifications to serve as a director of the Company include Ms. Crawford’s service in various senior executive positions in the managed care sector that contributes significant successful experience and expertise in operational, regulatory and related disciplines.

Matthew W. Etheridge has served as a director since September 2007. He is currently a private investor, and was formerly a Managing Partner of Perry Capital LLC, a private investment management firm, where he was co-head of the firm’s healthcare group. Prior to joining Perry Capital in 2001, Mr. Etheridge was an investment analyst for Stanford Management Company, which manages Stanford University’s endowment. Prior to joining Stanford Management in 1997, Mr. Etheridge was a consultant with McKinsey & Company. Mr. Etheridge serves as a director of several privately-held companies.

We believe Mr. Etheridge’s qualifications to serve as a director of the Company include Mr. Etheridge’s experience in research and investment in the healthcare sector that contributes valuable strategic and investor relation insights to the Board.

Mark K. Gormley has served as a director since September 2007. He is a founding partner at Lee Equity Partners, LLC, a growth buyout investment firm. Prior to joining Lee Equity Partners, Mr. Gormley was a founding partner of Capital Z. Prior to joining Capital Z in 1998, Mr. Gormley was a Managing Director at Donaldson, Lufkin & Jenrette, Inc. from 1989. Prior to joining DLJ, Mr. Gormley was a Vice President at Merrill Lynch & Co., Inc. from 1980. Mr. Gormley has served on the Board of Directors of numerous financial services companies. Today, Mr. Gormley is a director of several privately held companies, including, Captive Resources, Independent Bank Group, Edelman Financial Group, Affiliated Wealth Partners, Skopos Financial Group, Eating Recovery Center, and Prelude Fertility. In addition, Mr. Gormley sits on the Board and is a trustee of a number of not for profit organizations.

We believe Mr. Gormley’s qualifications to serve as a director of the Company include Mr. Gormley’s experience as a private equity investor and investment banker that contributes his experience and expertise in capital markets, finance and related disciplines.

Dr. Mohit Kaushal has served as a director since August 17, 2016. Dr. Kaushal, trained as an emergency room physician, is a leader in healthcare information technology, serving as board member, advisor and investor in numerous healthcare information technology companies. He is an Adjunct Professor at Stanford University and a Scholar in Residence at the Duke Margolis Center for Health Policy. Dr. Kaushal previously served in the Obama administration as a member of the Health IT task force. Dr. Kaushal holds a MBA from Stanford University and an MD with distinction from Imperial College of Science, Technology and Medicine in London, England.

We believe Dr. Kaushal’s qualifications to serve as a director of the Company include Dr. Kaushal’s years of experience in the various aspects of the healthcare industry as discussed above.

Patrick J. McLaughlin, has served as a director since January 1995. Mr. McLaughlin is President of Emerald Capital Group, Ltd., an asset management and consulting firm specializing in the insurance industry, since April 1993. Prior to that, he was an Executive Vice President and Chief Investment Officer of Life Partners Group, Inc., Managing Director of Conning & Company and Senior Vice President and Chief Investment Officer of ICH Corporation. Mr. McLaughlin serves on the board of directors of American Independent Companies, Inc., Paraline Group, Ltd. and Engle Martin & Associates, Inc.

We believe Mr. McLaughlin’s qualifications to serve as a director of the Company include Mr. McLaughlin’s familiarity with the Company, as a result of his length of service as a member of the Board, coupled with his years of experience in various senior executive investment positions and as an asset management consultant for a number of companies in the insurance sector that contributes significant successful experience and expertise in investing and related disciplines.

EXECUTIVE OFFICERS

Biographical information concerning Richard A. Barasch, our Chief Executive Officer, who also serves as the chairman of our Board of Directors, is set forth above. Biographical information concerning our other executive officers is set forth below.

Steven H. Black, age 54, has served as Chief Administrative Officer since October 2012. Prior to joining Universal American, Mr. Black was Chief Operating Officer of Radisphere National Radiology Group, the largest national radiology services provider from 2007 to 2012. Mr. Black has also held senior leadership roles at United Healthcare, Oxford Health Plans, Health Net Health Plans and PHS Health Plans and served over six years with Accenture, specializing in the insurance industry and operation improvement projects.

Theodore M. Carpenter, Jr., age 69, has served as Executive Vice President, Health Care Services since March 2013. Prior to that, he served as President of our Medicare Advantage division since May 2005, and was its Executive Vice President and Chief Operating Officer from 1999 to 2005. Prior to joining Heritage Health in 1999, Mr. Carpenter worked for Kaiser Permanente for over 20 years; his last five years as President of Kaiser Foundation Health Plan of North Carolina.

Erin G. Page, age 40, has served as President, Medicare since March 2013. Ms. Page joined the Company in 2001 and has held increasing levels of responsibility, most recently as Senior Vice President, Market Operations, responsible for managing the Company’s Texas and Southwest Medicare Advantage and Accountable Care Organization businesses.

Adam C. Thackery, age 45, has served as the Chief Financial Officer of the Company since May 2015. He joined the company in 2008 and has held jobs with increasing levels of responsibility, most recently as Senior Vice President, Financial Planning & Analysis for the company. Mr. Thackery has over 20 years of experience in finance, operations and business development, including previous financial leadership positions at Aveta (a Medicare Advantage plan in Puerto Rico), Reliant Pharmaceuticals, Vector Fund Management and Ernst & Young LLP.

Anthony L. Wolk, age 49, was promoted to Executive Vice President, General Counsel and Secretary on February 4, 2015. Prior to that, Mr. Wolk served as our Senior Vice President, General Counsel and Secretary since July 2010. Prior to joining Universal American, Mr. Wolk served as Senior Vice President, General Counsel & Secretary of Centennial

Communications Corp., a publicly-traded telecommunications company from 1999 to 2010. Prior to that, Mr. Wolk was an attorney in private practice with the law firms of Gibson, Dunn & Crutcher LLP and Weil, Gotshal & Manges LLP.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors, and persons who own more than ten percent of a registered class of our equity securities, to file with the SEC reports of ownership of our securities and changes in reported ownership. Executive officers, directors and greater than 10% stockholders are required by SEC rules to furnish us with copies of all Section 16(a) reports they file.

To our knowledge, based solely on a review of the copies of such reports furnished to us, or written representations from the reporting persons that other reports were required, we believe that, during the fiscal year ended December 31, 2016, all Section 16(a) filing requirements applicable to our executive officers, directors, and greater than 10% beneficial owners were timely met with the exception of two failures to timely file by Ms. Page and one failure to timely file by Messrs. Barasch, Thackery, Black and Wolk.

Material Changes to Procedures for Shareholder Nominations

There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors since our last Proxy filed on April 28, 2016.

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics that applies to all of our directors, officers and employees, and our subsidiaries’ directors, officers and employees, and all directors, officers and employees of any other entities controlled by us. In connection with our Code of Business Conduct and Ethics, on April 22, 2014 we adopted a Board of Directors Confidentiality Policy to clarify and establish procedures to implement the confidentiality requirements of our Code of Business Conduct and Ethics as applicable to directors. We also have adopted a Code of Ethics for Principal Executive and Senior Financial Officers that applies to our chief executive officer, chief financial officer and other principal officers designated by us, which was approved by the Board. Our Code of Business Conduct and Ethics, our Board of Directors Confidentiality Policy and our Code of Ethics for Principal Executive and Senior Financial Officers are posted on our website at www.universalamerican.com at the link entitled Investors, and are also available in print to any stockholder who requests a copy. We intend to disclose any substantive amendment to or waiver of the codes.

The Audit Committee

We established our Audit Committee in accordance with Section 3(a)(58)(A) of the Exchange Act. The current members of our Audit Committee are Patrick J, McLaughlin (chair), Sally W. Crawford and Mark K. Gormley. The board of directors has determined that all members of the Audit Committee are independent, financially literate and that Mr. McLaughlin, chairman of our Audit Committee, qualifies as an “audit committee financial expert” as defined by Item 407(d) of Regulation S-K of the Exchange Act.

ITEM 11—EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

This discussion addresses compensation with respect to our named executive officers (NEOs), which for 2016 include:

Name	Current Position with UAM
Richard A. Barasch	Chairman of the Board and CEO
Adam C. Thackery	Chief Financial Officer
Erin G. Page	President, Medicare
Anthony L. Wolk	Executive Vice President, General Counsel and Secretary
Steven H. Black	Chief Administrative Officer

Executive Summary

2016 Highlights

As previously announced, on November 17, 2016, we entered into a definitive agreement with WellCare Health Plans, Inc. (“WellCare”) under which WellCare will acquire Universal American in an all cash transaction valued at $10.00 per share of common stock (the “WellCare Transaction”).

As previously reported, our reported net income for the full year 2016 was $55.4 million, or $0.78 per share. Adjusted net income for the full year 2016 was $1.6 million, or $0.02 per share, which excludes the following after-tax items:

•                  $6.2 million, or $0.09 per share, of losses associated with our Management Services Organization (MSO) segment which includes our Accountable Care Organization (ACO) business;

•                  $1.5 million, or $0.02 per share, of net realized investment gains;

•                  $1.4 million, or $0.02 per share, of non-cash interest on our Convertible Notes;

•                  $0.6 million, or $0.01 per share, of tax benefit;

•                  $61.7 million or $0.87 per share of income from discontinued operations, including our Traditional Insurance and Total Care Medicaid businesses, which were sold in August 2016, and the APS Healthcare businesses, which were sold in 2015; and

•                  $2.4 million or $0.03 per share, of development-related transaction costs, including the pending WellCare Transaction.

Total revenues from continuing operations for full year 2016 were approximately $1.4 billion.

During 2016, we also made solid progress in certain key areas:

•                  The enrollment-weighted Star rating for our Medicare Advantage membership increased from 3.98 in 2016 to 4.15 Stars in 2017, including an improvement to 4.5 Stars in our flagship Southeast Texas HMO.

•                  Our Medicare Advantage operating results for 2016 demonstrated improvement over 2015, including a return to profitability of our Northeast plans.

•                  The results of our ACO business for performance year 2015 demonstrated significant improvement over the results for performance year 2014.

•                  We consummated key transactions in 2016, including: (i) the sale of our Traditional Insurance business in August 2016, (ii) the sale of our TotalCare Medicaid health plan in August 2016, (iii) in June 2016, we issued $115 million of convertible senior notes and used the proceeds, together with cash on hand, to repurchase approximately 18.1 million shares from significant shareholders at a price of $6.80 per share, and (iv) in September 2016, we entered into an agreement to fully resolve the litigation arising from our acquisition of APS Healthcare in 2012 by acquiring all of the 6,272,104 shares of common stock held by the defendants for an aggregate payment of $13.0 million (the “APS Litigation Settlement”).

2016 Compensation Decisions

The following actions were taken with respect to named executive officer compensation during 2016:

•                  Base Salaries:  Messrs. Black and Wolk and Ms. Page each received base salary increases of 2.0% to reflect a standard cost of living adjustment compared to a 2.7% increase that was applicable to Company employees generally. Mr. Thackery received a base salary increase of 6.1%, in consideration of performance and increased responsibilities. Mr. Barasch received no adjustment to his base salary for 2016.

•                  Annual Incentive Awards:  For 2016, each named executive officer received an annual bonus equal to 100% of  such officer’s target bonus payment.

•                  Long-Term Incentive Awards:  In February 2016, we awarded stock options and restricted stock to our named executive officers. The table below sets forth the grant date fair value of the 2016 equity grants as a percentage of the named executive officer’s base salary.

Name	2016 Equity Grants as Percentage of Base Salary
Richard A. Barasch	107%
Adam C. Thackery	70%
Erin G. Page.	64%
Anthony L. Wolk	56%
Steven H. Black	56%

Governance

Our executive compensation program reflects our strong commitment to good governance, as follows:

•                  We maintain a diversified compensation program that balances long-term vs. short-term, fixed vs. variable, and cash vs. equity compensation. A substantial portion of the compensation of our named executive officers is “at risk.”

•                  We maintain a claw-back/forfeiture right in our equity plan documents.

•                  We do not maintain significant perquisites for our executives.

•                  Our Compensation Committee engages only independent compensation consultants that do not provide any services to the Company.

•                  All members of the Compensation Committee are independent according to SEC and NYSE independence standards.

•                  In general, we do not provide tax gross-ups to our executives, including Section 280G excise tax gross-ups.

Our Compensation Philosophy

Our compensation practices are designed to meet the following key objectives:

•                  ensure that the financial interests of our executives are aligned with those of our stockholders;

•                  attract and retain talented executives who can drive an organization to succeed in the rapidly-changing and highly-competitive healthcare industry;

•                  motivate and reward executives to deliver superior business performance without encouraging excessive risk taking; and

•                  balance rewards for both short-term results and long-term results to ensure sustained business performance over time.

We believe that executives should be rewarded for current performance and further incentivized in recognition of their contributions to our long-term performance, and that the financial interests of our executives should be aligned with the interests of our stockholders. To promote this philosophy and in recognition of the fact that the dynamic nature of our business requires a constantly evolving outlook on compensation, we take a flexible approach to determining the amount and composition of the compensation paid to our executive team, allowing us to effectively and efficiently attract, motivate, reward and retain outstanding executives. While we consider compensation paid by our peers, as well as certain formulas to fund our annual bonus incentive pool, decisions regarding compensation are ultimately made in the discretion of the Compensation Committee and Board of Directors which we believe has the expertise to effectively judge and evaluate Company performance and appropriate resulting compensation.

Compensation Committee and Process

Our Compensation Committee meets regularly throughout the year, both in executive session and with members of management and third-party advisors present. Our Compensation Committee seeks to set compensation for our named executive officers that fits within our compensation philosophy, addresses our strategic needs, and is competitive. While our Board of Directors has delegated to our Compensation Committee substantial authority over compensation decisions, our full Board considers and ratifies many decisions of the Compensation Committee that are made with respect to the named executive officers and certain of our other officers. Our Compensation Committee generally bases its determinations in respect of any given year, as described in more detail below, on reports prepared by compensation consultants, analysis by our Chief Executive Officer and other members of the senior executive team, our Compensation Committee’s overall assessment of qualitative and quantitative corporate and individual criteria, and our broad-based compensation goals of reasonableness and appropriateness.

Executive Participation

The Compensation Committee finds it important to regularly solicit input from our Chief Executive Officer and other members of senior management, whose understanding of the strategic needs of our business makes them a necessary resource to assist the Compensation Committee in establishing competitive pay packages that are in our best interests and the best interests of our stockholders.

Our senior management has a unique understanding of the needs of our business as a result of their day-to-day interaction with each other and our business, as well as their oversight roles, and thus provides valuable insight to our Compensation Committee in determining the compensation of our named executive officers. As such, our Compensation Committee considers the recommendations of our Chief Executive Officer with respect to compensation for our senior management team. In general, our Chief Executive Officer attends at least a portion of all regular meetings of our Compensation Committee, and from time to time the Compensation Committee consults other members of senior management, including the General Counsel, for their input and insight. The Chief Executive Officer does not play a role in determining his own compensation and is not present during Compensation Committee or Board deliberations as to his compensation. Despite important executive participation, all named executive officer compensation decisions are ultimately made by the Compensation Committee in its discretion. With respect to base salary, annual bonus awards and annual equity award grants, the Compensation Committee typically presents its recommendations to the full Board of Directors for final approval.

Compensation Consultant

Our Compensation Committee has the authority to employ outside advisors, experts and professionals to assist it in setting executive compensation. Our Compensation Committee has obtained and considered, and continues to obtain and consider, the expert advice of third-party independent compensation consultants. During 2016, the Company engaged Frederic W. Cook & Co., Inc. (“Fred Cook”) as its independent compensation consultant.  Fred Cook assisted the Committee with respect to certain 2016 compensation matters.  Fred Cook does not provide any services to the Company other than executive compensation services and the Compensation Committee concluded that Fred Cook is free of conflicts of interest.

Benchmarking

Although our Compensation Committee does not believe that it is appropriate to establish compensation levels based solely on benchmarking, we recognize that our compensation practices must be competitive in the marketplace. In connection with our consideration of competition for executive talent, we consider the fact that there are relatively few available executives with the requisite experience and knowledge of our business, which limits the size of the pool of replacements for our existing executives and increases the need for retention of them. Our Compensation Committee determines annually the appropriate combination of cash and equity-based compensation for our executives and considers the competitiveness of overall compensation paid to our executives in relation to our peer group and others. In addition, we structure our compensation so that executives understand that we expect them to contribute to the growth in value of the Company, and have therefore constructed our long-term incentive plan to provide appropriate rewards for growth in value.

We benchmark our compensation practices to other publicly traded companies that are comparable to us based upon various factors such as their lines of business, size based on both revenues and market capitalization and industry. With respect to  compensation decisions, the following five publicly-traded companies were deemed to be appropriate peers for benchmarking purposes:

•                  Centene Corporation

•                  Magellan Health Services, Inc.

•                  Molina Healthcare, Inc.

•                  Triple-S Management Corporation

•                  WellCare Health Plans, Inc.

Elements of Compensation

General

The primary elements of our executive compensation program consist of (i) base salaries, (ii) annual bonus awards and (iii) long term equity awards. While not a significant part of our program, we also offer our executives limited perquisites and some other benefits generally offered to all employees.

The following table shows the percentage mix of the three different forms of compensation awarded to our named executive officers for 2016:

	Base	Annual	Long-Term
Name	Salary	Bonus	Equity
Richard A. Barasch	28%	42%	30%
Adam C. Thackery	40%	32%	28%
Erin G. Page	41%	33%	26%
Anthony L. Wolk	39%	39%	22%
Steven H. Black	43%	32%	24%

Base Salaries

Competitive salaries are essential to recruiting and retaining qualified employees. Consistent with the process described above and with the aim of maintaining a reasonable level of internal pay equity, the Compensation Committee generally reviews base salaries in the first quarter of each year. Salary changes for our named executive officers, if any, are typically determined during the first quarter of each fiscal year and normally take effect on or about April 1st of the applicable year. To maintain flexibility, we do not target base salary at any particular percent of total compensation. In 2016, our Compensation Committee determined that Mr. Barasch’s base salary should remain unchanged, Messrs. Wolk and Black and Ms. Page should receive an increase in base salary of 2.0% from 2015 to reflect a standard cost of living adjustment. Mr. Thackery received a base salary increase of 6.1% in consideration of performance and increased responsibilities. A 2.7% salary increase was generally applicable to Company employees.

Annual Bonuses

Consistent with our philosophy of rewarding contributions to Company performance, a significant component of executive compensation is our annual bonus program, which ensures that a meaningful portion of compensation is “at risk.” The bonus program for 2016 consisted of the following:

1.                                      50% of an officer’s bonus is tied to five company performance metrics. The metrics and weightings are listed below:

Metric	Weighting
Financial performance	20.0%
Medicare Advantage core membership growth	7.5%
ACO profitability	7.5%
Medicare Advantage Star ratings	7.5%
Compliance	7.5%

2.                                      50% of an officer’s bonus is tied to individual performance.

This program serves to reward and motivate achievement of financial and other performance goals which is at the core of our pay-for-performance philosophy. Target bonus amounts as a percentage of base salary for the named executive officers for 2016 were 150% for Mr. Barasch, 60% for Mr. Thackery, 80% for Ms. Page and 75%, for Messrs. Wolk and Black. Target bonus percentages were consistent with 2015, with the exception of Mr. Thackery and Ms. Page, who received increases in their target bonus percentages of 10% and 5%, respectively, in recognition of increased responsibilities and performance. The target bonus amounts were established with the competitiveness of the executives’ total pay package as a principal objective and consistent with the philosophy of the Compensation Committee to make a significant portion of the named executive officers’ compensation based on performance.

The Company’s performance against the five Company performance metrics is set forth below.

•                  Financial Performance. During 2016, the Company exceeded the target financial performance metrics set by the Board.

•                  Medicare Advantage core membership growth. During 2016, the Company fell slightly short of the Medicare Advantage membership target set by the Board.

•                  ACO Profitability. At this time, the Company has not received the final data from CMS regarding performance year 2016. However, it was agreed that bonus amounts need not be deferred pending final ACO results.

•                  Medicare Advantage Star Ratings. During 2016, the Company improved its overall Star ratings and this target was met.

•                  Compliance. During 2016 the Company continued to make improvements in compliance, particularly Medicare compliance, and this target was met.

Based on the foregoing and the significant positive developments that occurred during 2016, including the WellCare Transaction, the Compensation Committee approved the following bonuses for 2016 for the named executive officers:

•                  Mr. Barasch received 100% of his 2016 target bonus which was paid in February 2017. Messrs. Thackery, Wolk and Black and Ms. Page each received 100% of their 2016 target bonus which was paid in December 2016.

•                  In addition to the above, Messrs. Wolk and Thackery earned an additional bonus of $100,000 and $75,000, respectively, based on their performance related to various strategic transactions that were accomplished during 2016.

Equity Compensation

We believe that a significant portion of our named executive officers’ compensation should be in the form of long-term equity-based awards that align our executives’ interests with those of our stockholders. We grant equity-based compensation to our named executive officers pursuant to the 2011 Equity Plan because it directly links the value of compensation to the long-term results achieved for our stockholders. While we consider the level of past grants in making current equity award decisions, we generally do not consider wealth accumulation from the appreciation of past awards because we believe that wealth accumulation is the proper reward for an executive’s contributions to our performance and should not be offset against any incentives for future performance. We generally make annual equity grants to our named executive officers and other employees during the first quarter of our fiscal year. In February 2016, the Compensation Committee awarded stock options, and restricted stock to our named executive officers as follows:

Name	Stock Options	Performance-Based Options	Restricted Stock	Performance-Based Restricted Stock
Richard A. Barasch	86,261	86,261	92,118	92,118
Adam C. Thackery	18,298	18,298	19,540	19,540
Erin G. Page	21,957	21,957	23,448	23,448
Anthony L. Wolk	18,298	18,298	19,540	19,540
Steve H. Black	18,298	18,298	19,540	19,540

In general, the fair value of the 2016 equity grants to the named executive officers was approximately 25% in stock options and 75% in restricted stock. 50% of the stock options granted in 2016 have four-year time vesting and the other 50% have performance based vesting tied to stock price appreciation. Similarly, 50% of the restricted shares granted in 2016 have four-year time vesting and the other 50% have performance based vesting tied to stock price appreciation. The performance based grants, both stock options and restricted stock, are collectively referred to as the “Performance Awards.” The four-year time vested awards, both stock options and restricted stock, are collectively referred to as the “Time-Vested Awards.” The Performance Awards vest ratably over a four-year period, but only if our stock price meets specified targets at the vesting dates. Performance Award vesting is cumulative, such that if a stock price target is missed on a vesting date, but a subsequent stock price target is met on a future vesting date, all previously unvested shares would then vest. In the event of a Change in Control (as defined in the 2011 Equity Plan) which would include the WellCare Transaction, the Performance Awards (stock options and restricted stock) will no longer vest in accordance with the performance-based criteria but instead shall vest as if such grants were originally granted as four-year time vested grants where 25% of such awards would vest on each of the first four anniversaries of the date of grant.

Perquisites and Other Benefits

We do not view perquisites as a significant portion of our named executive officers’ compensation package. Historically, we have not provided our named executive officers with a significant number of perquisites or other benefits; however, we believe that the perquisites and other benefits that we do provide assist our named executive officers in the performance of their duties and contribute to a well-rounded, competitive pay package. In addition to perquisites that are unique to one or more named executive officers, such as car allowances, we offer the following benefits to our named executive officers and to all of our other eligible employees:

•                  a Company matching contribution under our 401(k) plan equal to 100% of the employee’s first 1% of contributions, plus 50% of the employee’s next 4% of contributions, up to a maximum matching contribution of 3% of the employee’s eligible compensation,

•                  standard medical, dental, and life and disability insurance coverage, and

•                  vacation and other paid time off.

Say-on-Pay Advisory Vote on Executive Compensation

At the Company’s annual meeting held in May 2012, our stockholders voted to hold the non-binding, advisory vote regarding the frequency of the voting with respect to the compensation of our named executive officers on an annual basis with approximately 96% of the votes cast in favor of such annual say-on-pay vote. In addition, at last year’s annual meeting, our stockholders voted their approval of the compensation of our named executive officers with approximately 99% of the votes cast. The Compensation Committee has considered the results of these advisory votes in determining the Company’s compensation policies and decisions and has determined that these policies and decisions are appropriate.

Severance and Change-in-Control Benefits

We believe severance and change-in-control benefits are essential to recruiting and retaining qualified senior management. The terms of such agreements depend on the benefits negotiated with the individual executives upon him or her joining the Company or as subsequently negotiated thereafter. The material terms of the severance benefits for our named executive officers are discussed elsewhere in this filing under the caption “Potential Payments upon Termination or Change-in-Control.”

Tax and Accounting Implications of Compensation

Section 162(m) of the Internal Revenue Code imposes a limit on the deductibility of compensation paid to named executive officers of public companies unless the compensation meets requirements for “performance-based compensation.”

Our Compensation Committee believes that it is important for us to retain maximum flexibility in designing compensation programs that most effectively promote the achievement of our stated objectives. Therefore, while considering tax deductibility as one of the factors in determining compensation, we do not generally limit the amount of compensation to levels or types simply on account of potential deductibility. Our Compensation Committee does, however, consider alternative forms of compensation where available in order to preserve deductibility and promote tax and accounting efficiency consistent with our ultimate compensation goals.

Risk Management

In conjunction with our risk management processes, our Compensation Committee reviews executive compensation and our company-wide compensation programs and policies to seek to eliminate or mitigate potential risks arising from such programs and policies, and to ensure that our compensation, structure, elements, and incentives are not reasonably likely to have a material adverse effect on the Company or result in excessive risk taking. The Compensation Committee also seeks to ensure that our compensation programs are consistent with our general risk management practices and to ensure the safety and soundness of our Company over the market cycles that characterize our industry.

Policy on Ownership of Stock and Options

Our directors and their affiliated companies and our executive officers collectively own approximately 19% of our outstanding common stock. Given this significant ownership interest, we do not currently have any policy regarding levels of equity ownership by our named executive officers or directors.

Recovery of Previously Paid Incentive Compensation

The 2011 Equity Plan and award agreements issued to holders of awards permit the Committee to clawback and/or cancel equity awards under certain circumstances, including fraud or other conduct contributing to any financial restatements or accounting irregularities. In such an event, the matter would be referred to the Compensation Committee or Board for analysis and recommendation. Under the Dodd-Frank Wall Street Reform and Consumer Protection Act, guidelines will be forthcoming concerning required clawbacks of incentive compensation. When these guidelines are finalized, we intend to amend our programs, as necessary, to comply with the new requirements.

Compensation Committee Report

Our Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis with management. Based on its reviews and discussion with management, our Compensation Committee recommended to our Board of Directors, and our Board has approved, that the Compensation Discussion and Analysis be included in this filing.

Submitted by The Compensation Committee of Universal American Corp. Matthew W. Etheridge, Chairman Sally W. Crawford

2016 Summary Compensation Table

					Non-equity
					Incentive
			Stock	Option	Plan	All Other
		Salary	Awards	Awards	Compensation	Compensation	Total
Name and Principal Position	Year	($)(1)	($)(2)	($)(3)	($)(1)	($)(4)	($)
Richard A. Barasch	2016	1,069,907	874,430	273,092	1,604,861	186,751	4,009,041
Chairman &	2015	1,062,334	1,037,924	307,378	240,729	111,575	2,759,940
Chief Executive Officer	2014	1,034,405	989,998	661,076	839,934	112,043	3,637,456

Adam C. Thackery	2016	344,615	185,483	57,929	285,000	30,643	903,670
Chief Financial Officer	2015	322,608	88,072	26,081	82,500	28,366	547,627

Erin G. Page	2016	477,718	222,580	69,513	367,200	31,550	1,168,561
President, Medicare	2015	439,787	220,166	65,202	168,750	26,272	920,177
	2014	405,423	158,998	106,175	307,500	23,749	1,001,845

Anthony L. Wolk	2016	434,083	185,483	57,929	425,125	36,575	1,139,195
Executive Vice President,	2015	419,691	220,166	65,202	159,375	31,834	896,268
General Counsel & Secretary	2014	395,871	158,998	106,175	303,750	23,550	988,344

Steven H. Black	2016	434,083	185,483	57,929	325,125	30,294	1,032,914
Chief Administrative Officer	2015	421,037	220,166	65,202	159,375	18,751	884,531
	2014	405,351	158,998	106,175	307,500	18,675	996,699

(1)                                 Salary amounts in this table reflect the actual base salary payments earned in the year indicated. Non-equity incentive plan compensation amounts reflect the amounts earned by each named executive officer during the indicated year under our annual incentive bonus plan. Mr. Barasch received 100% of his annual target bonus which was paid in February 2017. Messrs. Thackery, Wolk and Black, and Ms. Page received 100% of their annual target bonus which was paid in December 2016. In addition, Messrs. Wolk and Thackery earned an additional bonus of $100,000 and $75,000, respectively, based on their performance related to various strategic transactions that were accomplished during 2016. These amounts are included in the table above. In addition, as part of Mr. Wolk’s 2015 bonus, he earned an additional 10% bonus of $31,875 upon the close of the sale of the Company’s Traditional Insurance business in August 2016. Such amount is excluded from this table.

The amounts included for 2015 for non-equity incentive plan compensation represent the total amount of the 2015 annual bonuses that were awarded to the named executive officers and were paid in cash in March 2016. Ms. Page and Messrs. Thackery, Wolk and Black received 50% of their target bonuses in March 2016. Mr. Barasch was paid 15% of his target bonus in March 2016.

The amounts included for 2014 for non-equity incentive plan compensation represent the total amount of the 2014 annual bonuses that were awarded to the named executive officers and were paid in cash in March 2015. Ms. Page and Messrs. Wolk and Black received 100% of their target bonuses in March 2015. Mr. Barasch was paid 53.75% of his target bonuses in March 2015.

(2)                                 The amounts reported as Stock Awards represent the grant date fair value of restricted stock grants awarded to our named executive officers during the indicated year, computed in accordance with ASC 718. Restricted stock vests ratably over four years at each anniversary of the grant. Performance-based restricted stock vests ratably over a four-year period, but only if our stock price meets specified targets at the vesting dates. Vesting is cumulative, such that if a stock price target is missed on a vesting date, but a subsequent stock price target is met on a future vesting date, all previously unvested shares would then vest. We determined the grant date fair value for the restricted stock awards by multiplying the number of restricted shares granted by the closing market price of a share of our common stock on the date of grant, except in the case of performance-based awards, which we value using a Monte Carlo valuation approach. For additional discussion, see Note 15—Stock-Based Compensation in our Annual Report on Form 10-K for the year ended December 31, 2016. In addition, the amounts shown in the table for 2015 for Stock Awards do not include 143,267; 57,307; 93,124 and 85,960 shares of restricted stock that were awarded to Ms. Page and Messrs. Thackery, Wolk and Black, respectively, in November 2015. These shares vest automatically on the six-month anniversary of a Change in Control. Under ASC 718, the grant date fair value of the awards is $0.

(3)                                 The amounts reported as Option Awards represent the grant date fair value of stock option grants awarded to our named executive officers during the indicated year computed in accordance with ASC 718. The exercise price of these stock options was initially set as the closing market price of a share of our common stock on the grant date. As a result of the $0.75 special dividend approved by the Board of Directors on October 8, 2015 to shareholders of record on October 19, 2015, the exercise price for all options awarded prior to the record date was reduced by the amount of the special dividend. The option grants vest in four equal annual installments, starting with the first anniversary of the grant date and expire after five years. Performance options vest similarly, but only if our stock price meets specified targets at the vesting dates. Vesting is cumulative, such that if a stock price target is missed on a vesting date, but a subsequent stock price target is met on a future vesting date, all previously unvested options would then vest. We determined the grant date fair value for the option awards using the Black Scholes method, except in the case of performance-based awards, which we value using a Monte Carlo valuation approach. Assumptions used in the calculation of the grant date fair value of the stock options are included in Footnote 15 to the Company’s audited financial statements for the fiscal year ended December 31, 2016, including in the Company’s Annual Report on Form 10-K filed with the SEC on February 28, 2017.

(4)                                 Amounts reported reflect, as applicable, car allowance, our matching contributions into the Universal American Corp. 401(k) Savings Plan and dividends earned on restricted stock that vested after the Company’s special cash dividends of October 2015 ($0.75 per share), August 2013 ($1.60 per share) and November 2012 ($1.00 per share) were paid. These dividends were accrued at the time of the special dividend award and are paid as the underlying shares of restricted stock vest.

The amounts reported in 2016:

•                  For Mr. Barasch, the amount reported reflects $7,243 car allowance, $7,950 Company matching contributions into the Universal American Corp. 401(k) Savings Plan and $171,558 in dividends on vested restricted stock.

•                  For Mr. Thackery, the amount reported reflects $7,200 car allowance, $7,950 Company matching contributions into the Universal American Corp. 401(k) Savings Plan and $15,493 in dividends on vested restricted stock.

•                  For Ms. Page, the amount reported reflects $7,950 Company matching contributions into the Universal American Corp. 401(k) Savings Plan and $23,600 in dividends on vested restricted stock.

•                  For Mr. Wolk, the amount reported reflects $7,950 Company matching contributions into the Universal American Corp. 401(k) Savings Plan and $28,625 in dividends on vested restricted stock.

•                  For Mr. Black, the amount reported reflects $7,950 Company matching contributions into the Universal American Corp. 401(k) Savings Plan and $22,344 in dividends on vested restricted stock.

The amounts reported in 2015:

•                  For Mr. Barasch, the amount reported reflects $6,625 car allowance, $7,950 Company matching contributions into the Universal American Corp. 401(k) Savings Plan and $97,000 in dividends on vested restricted stock.

•                  For Mr. Thackery, the amount reported reflects $7,200 car allowance, $7,950 Company matching contributions into the Universal American Corp. 401(k) Savings Plan and $13,216 in dividends on vested restricted stock.

•                  For Ms. Page, the amount reported reflects $7,950 Company matching contributions into the Universal American Corp. 401(k) Savings Plan and $18,322 in dividends on vested restricted stock.

•                  For Mr. Wolk, the amount reported reflects $7,950 Company matching contributions into the Universal American Corp. 401(k) Savings Plan and $23,884 in dividends on vested restricted stock.

•                  For Mr. Black, the amount reported reflects $7,950 Company matching contributions into the Universal American Corp. 401(k) Savings Plan and $10,801 in dividends on vested restricted stock.

The amounts reported in 2014:

•                  For Mr. Barasch, the amount reported reflects $7,243 car allowance, $7,800 Company matching contributions into the Universal American Corp. 401(k) Savings Plan and $97,000 in dividends on vested restricted stock.

•                  For Ms. Page, the amount reported reflects $7,800 Company matching contributions into the Universal American Corp. 401(k) Savings Plan and $15,949 in dividends on vested restricted stock.

•                  For Mr. Wolk, the amount reported reflects $7,800 Company matching contributions into the Universal American Corp. 401(k) Savings Plan and $15,750 in dividends on vested restricted stock.

•                  For Mr. Black, the amount reported reflects $7,800 Company matching contributions into the Universal American Corp. 401(k) Savings Plan and $10,875 in dividends on vested restricted stock.

Grants of Plan-Based Awards

The following table sets forth the awards granted pursuant to our equity and non-equity incentive plans in fiscal year 2016.

Grants of Plan-Based Awards in Fiscal Year 2016

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or		All Other Option Awards: Number of Securities Underlying		Exercise or Base Price of Option	Closing Market Price on Grant	Grant Date Fair Value of Stock and Option
Name	Grant Date	Threshold ($)	Target ($)(1)	Maximum ($)	Units (#)(2)		Options (#)(5)		Awards ($ / Sh)	Date ($/Sh)	Awards ($)(6)
Richard A. Barasch	—	—	1,604,861	—	—		—		—	—	—
	2/4/2016	—	—	—	—		86,261	(3)	6.09	6.09	140,250
	2/4/2016	—	—	—	—		86,261	(4)	6.09	6.09	132,842
	2/4/2016	—	—	—	92,118	(3)	—		—	6.09	560,999
	2/4/2016	—	—	—	92,118	(4)	—		—	6.09	313,431

Adam C. Thackery	—	—	210,000	—	—		—		—	—	—
	2/4/2016	—	—	—	—		18,298	(3)	6.09	6.09	29,750
	2/4/2016	—	—	—	—		18,298	(4)	6.09	6.09	28,179
	2/4/2016	—	—	—	19,540	(3)	—		—	6.09	118,999
	2/4/2016	—	—	—	19,540	(4)	—		—	6.09	66,485

Erin G. Page	—	—	367,200	—	—		—		—	—	—
	2/4/2016	—	—	—	—		21,957	(3)	6.09	6.09	35,699
	2/4/2016	—	—	—	—		21,957	(4)	6.09	6.09	33,814
	2/4/2016	—	—	—	23,448	(3)	—		—	6.09	142,798
	2/4/2016	—	—	—	23,448	(4)	—		—	6.09	79,782

Anthony L. Wolk	—	—	325,125	—	—		—		—	—	—
	2/4/2016	—	—	—	—		18,298	(3)	6.09	6.09	29,750
	2/4/2016	—	—	—	—		18,298	(4)	6.09	6.09	28,179
	2/4/2016	—	—	—	19,540	(3)	—		—	6.09	118,999
	2/4/2016	—	—	—	19,540	(4)	—		—	6.09	66,485

Steven H. Black	—	—	325,125	—	—		—		—	—	—
	2/4/2016	—	—	—	—		18,298	(3)	6.09	6.09	29,750
	2/4/2016	—	—	—	—		18,298	(4)	6.09	6.09	28,179
	2/4/2016	—	—	—	19,540	(3)	—		—	6.09	118,999
	2/4/2016	—	—	—	19,540	(4)	—		—	6.09	66,485

(1)                                     Represents target payout levels for each of the named executive officers under our annual incentive bonus plan for 2016. There is no threshold or maximum payout level under such plan, although the Compensation Committee and Board of Directors maintain ultimate authority in approving bonuses to ensure reasonableness. The actual amount of incentive bonus earned by each Named Executive Officer for 2016 is reported under the Non-Equity Incentive Plan Compensation column in the “Summary Compensation Table.” Additional information regarding our annual incentive bonus plan is included under Compensation Discussion and Analysis.

In addition to the non-equity incentive plan discussed above, an equity incentive plan is also available to our named executive officers, although there are no threshold, target or maximum amounts of grants. Please see the “Compensation Discussion and Analysis” section of this filing for a discussion of equity incentive compensation for our named executive officers.

(2)                                     The amounts reported as Stock Awards represent the number of shares of restricted stock awarded during 2016.

(3)                                     Represents Time-Vested Awards. See Compensation Discussion and Analysis—Equity Compensation, for a discussion of the vesting provisions.

(4)                                     Represents Performance Awards. See Compensation Discussion and Analysis—Equity Compensation, for a discussion of the vesting provisions.

(5)                                     The amounts reported as Option Awards represent the number of shares underlying the stock option grants awarded during 2016.

(6)                                     See the footnotes to the Summary Compensation Table for a description of the calculation of the grant date fair value for the equity awards.

Outstanding Equity Awards at Fiscal 2016 Year-End

The following table sets forth the equity awards held by our named executive officers pursuant to our equity incentive plans that were outstanding at December 31, 2016.

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)		Option Exercise Price ($)(1)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)(2)	Market Value of Shares or Units of Stock That Have Not Vested ($)(3)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(3)
Richard A. Barasch	—	86,261	(4)	—		6.09	2/4/2021	—	—	—		—
	—	—		86,261	(5)	6.09	2/4/2021	—	—	—		—
	15,392	46,176	(6)	—		8.41	2/13/2020	—	—	—		—
	—	—		61,568	(5)	8.41	2/13/2020	—	—	—		—
	156,398	156,399	(7)	—		6.05	2/6/2019	—	—	—		—
	225,000	75,000	(8)	—		6.18	3/4/2018	—	—	—		—
	400,000	—		—		7.87	2/9/2017	—	—	—		—
	—	—		—		—	—	238,952	2,377,572	—		—
	—	—		—		—	—	—	—	146,158	(5)	1,454,272

Adam C. Thackery	—	18,298	(4)	—		6.09	2/4/2021	—	—	—		—
	—	—		18,298	(5)	6.09	2/4/2021	—	—	—		—
	—	3,918	(6)	—		8.41	2/13/2020	—	—	—		—
	—	—		5,224	(5)	8.41	2/13/2020	—	—	—		—
	—	13,270	(7)	—		6.05	2/6/2019	—	—	—		—
	—	6,907	(8)	—		6.18	3/4/2018	—	—	—		—
	—	—		—		—	—	32,216	320,549	—		—
	—	—		—		—	—		—	24,126	(5)	240,054
	—	—		—		—	—		—	57,307	(9)	570,205

Erin G. Page	—	21,957	(4)	—		6.09	2/4/2021	—	—	—		—
	—	—		21,957	(5)	6.09	2/4/2021	—	—	—		—
	—	9,795	(6)	—		8.41	2/13/2020	—	—	—		—
	—	—		13,060	(5)	8.41	2/13/2020	—	—	—		—
	—	25,119	(7)	—		6.05	2/6/2019	—	—	—		—
	—	12,500	(8)	—		6.18	3/4/2018	—	—	—		—
	—	—		—		—	—	50,352	501,002	—		—
	—	—		—		—	—		—	34,911	(5)	347,364
	—	—		—		—	—		—	143,267	(9)	1,425,507

Anthony L. Wolk	—	18,298	(4)	—		6.09	2/4/2021	—	—	—		—
	—	—		18,298	(5)	6.09	2/4/2021	—	—	—		—
	—	9,795	(6)	—		8.41	2/13/2020	—	—	—		—
	—	—		13,060	(5)	8.41	2/13/2020	—	—	—		—
	—	25,119	(7)	—		6.05	2/6/2019	—	—	—		—
	—	12,500	(8)	—		6.18	3/4/2018	—	—	—		—
	—	—		—		—	—	46,444	462,118	—		—
	—	—		—		—	—		—	31,003	(5)	308,480
	—	—		—		—	—		—	93,124	(9)	926,584

Steve H. Black	—	18,298	(4)	—		6.09	2/4/2021	—	—	—		—
	—	—		18,298	(5)	6.09	2/4/2021	—	—	—		—
	—	9,795	(6)	—		8.41	2/13/2020	—	—	—		—
	—	—		13,060	(5)	8.41	2/13/2020	—	—	—		—
	—	25,119	(7)	—		6.05	2/6/2019	—	—	—		—
	—	12,500	(8)	—		6.18	3/4/2018	—	—	—		—
	—	—		—		—	—	46,444	462,118	—		—
	—	—		—		—	—		—	31,003	(5)	308,480
	—	—		—		—	—		—	85,960	(9)	855,302

(1)                   As a result of the $0.75 special dividend approved by the Board of Directors on October 8, 2015 to shareholders of record on October 19, 2015, the $1.60 special dividend approved by the Board of Directors on August 1, 2013 to shareholders of record on August 12, 2013 and the $1.00 special dividend approved by the Board of Directors on November 1, 2012 to shareholders of record on November 12, 2012, the exercise price for all options awarded prior to the record date was reduced by the amount of the special dividends, as applicable. The reported exercise price reflects these adjustments.

(2)                   Represents number of shares of restricted stock awarded pursuant to our equity incentive plans.

(3)                   Value is based on the closing price of our common stock at December 31, 2016 of $9.95.

(4)                   These options vest in four equal annual installments beginning February 4, 2017.

(5)                   Represents number of Performance Awards.

(6)                   These options vest in four equal annual installments beginning February 13, 2016.

(7)                   These options vest in four equal annual installments beginning February 6, 2015.

(8)                   These options vest in four equal annual installments beginning March 4, 2014.

(9)                   Represents restricted stock that vests automatically on the six-month anniversary following a change-in-control.

Option Exercises and Stock Vested

The following table sets forth the number and value received upon option exercises during fiscal year 2015 and the value of other stock awards that vested during fiscal year 2016.

Option Exercises and Stock Vested in Fiscal Year 2016

	Option Awards		Stock Awards
	Number of		Number of
	Shares	Value	Shares	Value
	Acquired on	Realized on	Acquired	Realized on
	Exercise	Exercise	on Vesting	on Vesting
Name	(#)	($)(1)	(#)	($)(2)
Richard A. Barasch	61,310	444,500	99,410	768,829
Adam C. Thackery	26,465	247,989	8,778	68,365
Erin G. Page	34,718	338,670	15,667	118,440
Anthony L. Wolk	48,634	450,570	17,167	132,240
Steven H. Black	35,172	352,070	15,292	123,818

(1)    The value realized on exercise is based on the difference between the closing market price of a share of our common stock and the exercise price of the options on the date of exercise. A particular named executive officer may or may not have sold shares acquired upon exercise of options, and you should not infer from the inclusion of this information in this table that the named executive officer is or was in actual receipt of the indicated funds.

(2)    The value realized on vesting is based on the closing market price of a share of our common stock on the date of vesting and aggregates the total value realized on various vesting dates. The amounts also include dividends on the restricted stock. A particular named executive officer may or may not have sold shares subsequent to vesting, and you should not infer from the inclusion of the information in this table that the named executive officer is or was in actual receipt of the indicated funds.

Potential Payments upon Termination or Change-in-Control

We have entered into employment arrangements through employment agreements with each of our named executive officers. These employment arrangements provide severance benefits in the event of termination of employment. Regardless of the manner in which a named executive officer’s employment terminates, he is entitled to receive amounts earned, but not yet then paid, during his term of employment, principally base salary and amounts accrued and vested through our 401(k) Savings Plan. In addition, except as provided in the tables below, each named executive officer is eligible to receive vested equity awards upon a termination of employment for any reason. Each named executive officer is subject to non-competition and non-solicitation covenants under his employment agreement; however such covenants do not apply for any termination of employment that occurs within 12 months following a change-in-control, except for Ms. Page whose restrictive covenants survive a termination of employment that occurs within 12 months following the WellCare Transaction as a result of a retention bonus agreement she entered into with WellCare as part of the WellCare Transaction.

Change of Control

The following tables provide information on potential benefits that each named executive officer could receive under their existing employment agreements with Universal American under various termination scenarios, calculated as if any termination occurred on December 31, 2016. We would only be able to determine the actual amounts paid to any named executive officer at the time of the executive’s separation from us.  The WellCare Transaction, if consummated, will constitute a change-in-control under each of the named executive officer’s existing employment arrangements.

Richard A. Barasch, Chairman and Chief Executive Officer

In the event of termination of employment without cause or for good reason, Mr. Barasch’s existing employment arrangements provide for:

•                  A cash lump sum severance payment equal to (i) two times his base salary plus the lesser of (A) his bonus for the fiscal year prior to termination or (B) his base salary; and (ii) a prorated portion of his bonus that he would have been entitled to receive in the year of termination.

•                  Continued welfare benefit plan coverage for two years.

•                  Accelerated vesting of all equity awards and the opportunity to exercise such awards for one year following such termination.

Mr. Barasch receives an enhanced severance following a change-in-control. If a termination of employment without cause or for good reason occurs within 12 months following a change-in-control (as defined in his employment agreement), his severance would be enhanced to include:

•                  An additional lump sum payment equal to two times his base salary.

•                  Continuation of welfare benefits plan coverage for an additional one-year period.

•                  Full vesting of his 401(k) account balance.

Benefits and payments upon termination	Termination for Cause	Termination by NEO Not for Good Reason	Termination upon Death or Disability		Termination upon Retirement		Termination without Cause		Termination by NEO for Good Reason		Termination upon Change in Control

Severance:
Base Salary (1)	—	—	—		—		2,139,814	(2)	2,139,814	(2)	4,279,628	(3)
Bonus	—	—	1,604,861	(4)	1,604,861	(4)	1,845,590	(4)(5)	1,845,590	(4)(5)	1,845,590	(4)(5)
Accelerated Vesting (6):
Stock Options	—	—	—		—		1,724,567		1,724,567		1,724,567
Restricted stock	—	—	—		—		3,831,845		3,831,845		3,831,845
Health, life and other benefits (7)	—	—	—		—		29,838		29,838		44,757
Tax Gross up	—	—	—		—		—		—		—	(8)
Subtotal Termination related payments	—	—	1,604,861		1,604,861		9,571,654		9,571,654		11,726,387
Fair Value of Currently Vested Stock Options (9)	2,313,906	2,313,906	3,091,820	(10)	3,943,658	(10)	2,313,906		2,313,906		2,313,906
Total	2,313,906	2,313,906	4,696,681		5,548,519		11,885,560		11,885,560		14,040,293

(1)                   Executive entitled to earned but unpaid base salary through date of termination. All earned base salary would have been paid on December 31, 2016.

(2)                   Executive entitled to a lump sum payment equal to 200% of base salary.

(3)                   Executive entitled to a lump sum payment equal to 400% of base salary.

(4)                   Executive entitled to receive a pro rata portion of any bonus that the executive would have been entitled to receive in the year based upon the percentage of the calendar year that shall have elapsed through the date of executive’s termination of employment, payable when the bonus would have otherwise been payable had the executive’s employment not terminated. Amount reported is actual bonus paid in 2017 in connection with 2016 performance.

(5)                                      In addition to amount reported in (4) above, executive is entitled to the lesser of (A) bonus for the fiscal year prior to termination or (B) base salary. Amounts shown include 2015 bonus (since such amount was less than 2016 base salary) plus 2016 bonus.

(6)                                      Executive entitled to accelerated vesting of all unvested equity awards upon termination without cause, termination by NEO for good reason or termination upon change in control. Value is based on closing price of our common stock at December 31, 2016 of $9.95. For options, the value reflects the difference between the closing price and the option exercise price.

(7)                                      Executive entitled to 24 months (and 36 months following a change-in-control) coverage under senior executive welfare benefit plans. The table reflects the value of the premium for the period of coverage, and excludes any amount payable under death benefits for the policies.

(8)                                      Excludes the value of any limited tax gross-up payment in the event that Mr. Barasch is subject to an excise tax imposed by Section 4999 of the Code (which relates to payments that are contingent on a change- in-control), which would be equal to the amount of the excise tax plus a gross-up payment relating solely to the acceleration of his stock options.

(9)                                      Executive entitled to all vested equity awards. Value is based on the difference between the closing price of our common stock at December 31, 2016 of $9.95 and the option exercise price.

(10)                                  Executive entitled to exercise vested stock options and stock options scheduled to vest during the year following termination (i) in the case of death or disability for one year following termination or (ii) in the case of retirement, for four years following termination. This period may not exceed the expiration date of the option.

Adam C. Thackery, Chief Financial Officer

In the event of termination of employment without cause or for good reason, Mr. Thackery’s existing employment arrangements provide for:

•                  A cash lump sum severance payment equal to one times base salary.

•                  Continued welfare benefit plan coverage for 12 months.

Mr. Thackery receives an enhanced severance following a change-in-control. If a termination of employment without cause or for good reason occurs within 12 months following a change-in-control (as defined in the executive’s respective agreement), his severance would be enhanced to include:

•                  An additional lump sum payment equal to one-half his base salary.

•                  Continued welfare benefit plan coverage for an additional six-month period.

•                  Full vesting of his 401(k) account balance.

Benefits and payments upon termination	Termination for Cause	Termination by NEO Not for Good Reason	Terminaton upon Death or Disability		Termination without Cause		Termination by NEO for Good Reason		Termination upon Change in Control

Severance:
Base Salary (1)	—	—	—		350,000	(2)	350,000	(2)	525,000	(3)
Bonus	—	—	210,000	(4)	210,000	(4)	210,000	(4)	210,000	(4)
Accelerated Vesting (5):
Stock Options	—	—	—		—		—		233,132
Restricted stock	—	—	—		—		—		1,130,808
Health, life and other benefits (6)	—	—	—		15,183		15,183		22,775
Subtotal Termination related payments	—	—	210,000		575,183		575,183		2,121,715

Fair Value of Currently Vested Stock Options (7)	—	—	89,239	(8)	—		—		—

Total	—	—	299,239		575,183		575,183		2,121,715

(1)                                     Executive entitled to earned but unpaid base salary through date of termination. All earned base salary would have been paid on December 31, 2016.

(2)                                     Executive entitled to a lump sum payment equal to 100% of base salary, in addition to bonus in (4), below.

(3)                                     Executive entitled to a lump sum payment equal to 150% of base salary, in addition to bonus in (4), below.

(4)                                     In the case of death or disability, executive entitled to receive a pro rata portion of any bonus that the executive would have been entitled to receive in the year based upon the percentage of the calendar year that shall have elapsed through the date of executive’s termination of employment, payable when the bonus would have otherwise been payable had the executive’s employment not terminated. In all other cases, executive entitled to unpaid bonus for fiscal year prior to termination. Amount reported is actual bonus paid in December 2016 in connection with 2016 performance.

(5)                                     Executive entitled to accelerated vesting of all unvested equity awards upon termination within one year following a change in control. Value is based on closing price of our common stock at December 31, 2016 of $9.95. For options, the value reflects the difference between the closing price and the option exercise price.

(6)                                     Executive entitled to 12 months (and 18 months following a change-in-control) coverage under senior executive welfare benefit plans. The table reflects the value of the premium for the period of coverage, and excludes any amount payable under death benefits for the policies.

(7)                                     Executive entitled to all vested equity awards. Value is based on the difference between the closing price of our common stock at December 31, 2016 of $9.95 and the option exercise price.

(8)                                     Executive has one year following termination by death or disability to exercise vested stock options and stock options scheduled to vest during the twelve months following termination.

Erin G. Page, President, Medicare

In the event of termination of employment without cause or for good reason, Ms. Page’s existing employment arrangements provide for:

•                  A cash lump sum severance payment equal to one times base salary.

•                  Assuming applicable Company financial bonus targets are met, a pro rata portion of bonus at target.

•                  Continued welfare benefits coverage for 12 months.

Ms. Page receives an enhanced severance following a change-in-control. If a termination of employment without cause or for good reason occurs within 12 months following a change-in-control (as defined in the executive’s respective agreement), her severance would be enhanced to include:

•                  An additional lump sum payment equal to one times her base salary.

•                  Continuation of welfare benefits coverage for an additional six-month period.

•                  Full vesting of her 401(k) balance.

Benefits and payments upon termination	Termination for Cause	Termination by NEO Not for Good Reason	Terminaton upon Death or Disability		Termination without Cause		Termination by NEO for Good Reason		Termination upon Change in Control

Compensation:
Base Salary (1)	—	—	—		459,000	(2)	459,000	(2)	918,000	(3)
Bonus	—	—	367,200	(4)	367,200	(4)	367,200	(4)	367,200	(4)
Accelerated Vesting (5):
Stock Options	—	—	—		—		—		349,794
Restricted stock	—	—	—		—		—		2,273,874
Health, life and other benefits (6)	—	—	—		12,216		12,216		18,324
Subtotal Termination related payments	—	—	367,200		838,416		838,416		3,927,192

Fair Value of Currently Vested Stock Options (7)	—	—	143,512	(8)	—		—		—

Total	—	—	510,712		838,416		838,416		3,927,192

(1)                                     Executive entitled to earned but unpaid base salary through date of termination. All earned base salary would have been paid on December 31, 2016.

(2)                                     Executive entitled to a lump sum payment equal to 100% of base salary, in addition to bonus in (4), below.

(3)                                     Executive entitled to a lump sum payment equal to 200% of base salary, in addition to bonus in (4), below.

(4)                                     In the case of death or disability, executive entitled to receive a pro rata portion of any bonus that the executive would have been entitled to receive in the year based upon the percentage of the calendar year that shall have elapsed through the date of executive’s termination of employment, payable when the bonus would have otherwise been payable had the executive’s employment not terminated. In all other cases, executive entitled to pro-rata bonus for fiscal year that includes the date of termination. Amount reported is actual bonus paid in December 2016 in connection with 2016 performance.

(5)                                     Executive entitled to accelerated vesting of all unvested equity awards upon termination within one year following a change in control. Value is based on closing price of our common stock at December 31, 2016 of $9.95. For options, the value reflects the difference between the closing price and the option exercise price.

(6)                                     Executive entitled to 12 months (and 18 months following a change-in-control) coverage under senior executive welfare benefit plans. The table reflects the value of the premium for the period of coverage, and excludes any amount payable under death benefits for the policies.

(7)                                     Executive entitled to all vested equity awards. Value is based on the difference between the closing price of our common stock at December 31, 2016 of $9.95 and the option exercise price.

(8)                                     Executive has one year following termination by death or disability to exercise vested stock options and stock options scheduled to vest during the twelve months following termination.

In addition, as previously disclosed in the Company’s Proxy Statement filed with the SEC on January 17, 2017 in connection with the WellCare Transaction, Ms. Page entered into a retention bonus agreement with WellCare pursuant to which WellCare granted Ms. Page a cash retention bonus in the aggregate amount of $459,000.  Such retention bonus is not included in the table above and is payable in two equal lump sum installments, with 50% payable on the one-year anniversary of the date on which the WellCare Transaction closing occurs and 50% payable on the two-year anniversary of the date on which the WellCare Transaction closing occurs, subject to acceleration upon a termination of Ms. Page without cause or by her for good reason.

Anthony L. Wolk, Executive Vice President, General Counsel & Secretary

In the event of termination of employment without cause or for good reason, Mr. Wolk’s existing employment arrangements provide for:

•                  A cash lump sum severance payment equal to one times base salary.

•                  Continued welfare benefit plan coverage for 12 months.

Mr. Wolk receives an enhanced severance following a change-in-control. If a termination of employment without cause or for good reason occurs within 12 months following a change-in-control (as defined in the executive’s respective agreement), his severance would be enhanced to include:

•                  An additional lump sum payment equal to one-half his base salary.

•                  Continued welfare benefit plan coverage for an additional six-month period.

•                  Full vesting of his 401(k) account balance.

Benefits and payments upon termination	Termination for Cause	Termination by NEO Not for Good Reason	Terminaton upon Death or Disability		Termination without Cause		Termination by NEO for Good Reason		Termination upon Change in Control

Compensation:
Base Salary (1)	—	—	—		433,500	(2)	433,500	(2)	650,250	(3)
Bonus	—	—	325,125	(4)	325,125	(4)	325,125	(4)	325,125	(4)
Accelerated Vesting (5):
Stock Options	—	—	—		—		—		321,546
Restricted stock	—	—	—		—		—		1,697,181
Health, life and other benefits (6)	—	—	—		15,183		15,183		22,775
Subtotal Termination related payments	—	—	325,125		773,808		773,808		3,016,877

Fair Value of Currently Vested Stock Options (7)	—	—	136,450	(8)	—		—		—

Total	—	—	461,575		773,808		773,808		3,016,877

(1)                                     Executive entitled to earned but unpaid base salary through date of termination. All earned base salary would have been paid on December 31, 2016.

(2)                                     Executive entitled to a lump sum payment equal to 100% of base salary, in addition to bonus in (4), below.

(3)                                     Executive entitled to a lump sum payment equal to 150% of base salary, in addition to bonus in (4), below.

(4)                                     In the case of death or disability, executive entitled to receive a pro rata portion of any bonus that the executive would have been entitled to receive in the year based upon the percentage of the calendar year that shall have elapsed through the date of executive’s termination of employment, payable when the bonus would have otherwise been payable had the executive’s employment not terminated. In all other cases, executive entitled to pro-rata bonus for fiscal year that includes the date of termination. Amount reported is actual bonus paid in December 2016 in connection with 2016 performance.

(5)                                     Executive entitled to accelerated vesting of all unvested equity awards upon termination within one year following a change in control. Value is based on closing price of our common stock at December 31, 2016 of $9.95. For options, the value reflects the difference between the closing price and the option exercise price.

(6)                                     Executive entitled to 12 months (and 18 months following a change-in-control) coverage under senior executive welfare benefit plans. The table reflects the value of the premium for the period of coverage, and excludes any amount payable under death benefits for the policies.

(7)                                     Executive entitled to all vested equity awards. Value is based on the difference between the closing price of our common stock at December 31, 2016 of $9.95 and the option exercise price.

(8)                                     Executive has one year following termination by death or disability to exercise vested stock options and stock options scheduled to vest during the twelve months following termination.

Steve H. Black, Chief Administrative Officer

In the event of termination of employment without cause or for good reason, Mr. Black’s existing employment arrangements provide for:

•                  A cash lump sum severance payment equal to one times base salary.

•                  Continued welfare benefit plan coverage for 12 months.

Mr. Black receives an enhanced severance following a change-in-control. If a termination of employment without cause or for good reason occurs within 12 months following a change-in-control (as defined in the executive’s respective agreement), his severance would be enhanced to include:

•                  An additional lump sum payment equal to one-half his base salary.

•                  Continued welfare benefit plan coverage for an additional six-month period.

•                  Full vesting of his 401(k) account balance.

Benefits and payments upon termination	Termination for Cause	Termination by NEO Not for Good Reason	Terminaton upon Death or Disability		Termination without Cause		Termination by NEO for Good Reason		Termination upon Change in Control

Compensation:
Base Salary (1)	—	—	—		433,500	(2)	433,500	(2)	650,250	(3)
Bonus	—	—	325,125	(4)	325,125	(4)	325,125	(4)	325,125	(4)
Accelerated Vesting (5):
Stock Options	—	—	—		—		—		321,546
Restricted stock	—	—	—		—		—		1,625,900
Health, life and other benefits (6)	—	—	—		6,513		6,513		9,770
Subtotal Termination related payments	—	—	325,125		765,138		765,138		2,932,591

Fair Value of Currently Vested Stock Options (7)	—	—	136,450	(8)	—		—		—

Total	—	—	461,575		765,138		765,138		2,932,591

(1)                                     Executive entitled to earned but unpaid base salary through date of termination. All earned base salary would have been paid on December 31, 2016.

(2)                                     Executive entitled to a lump sum payment equal to 100% of base salary, in addition to bonus in (4), below.

(3)                                     Executive entitled to a lump sum payment equal to 150% of base salary, in addition to bonus in (4), below.

(4)                                     In the case of death or disability, executive entitled to receive a pro rata portion of any bonus that the executive would have been entitled to receive in the year based upon the percentage of the calendar year that shall have elapsed through the date of executive’s termination of employment, payable when the bonus would have otherwise been payable had the executive’s employment not terminated. In all other cases, executive entitled to pro-rata bonus for fiscal year that includes the date of termination. Amount reported is actual bonus paid in December 2016 in connection with 2016 performance.

(5)                                     Executive entitled to accelerated vesting of all unvested equity awards upon termination within one year following a change in control. Value is based on closing price of our common stock at December 31, 2016 of $9.95. For options, the value reflects the difference between the closing price and the option exercise price. Amounts listed include equity awards owned directly or indirectly by Mr. Black.

(6)                                     Executive entitled to 12 months (and 18 months following a change-in-control) coverage under senior executive welfare benefit plans. The table reflects the value of the premium for the period of coverage, and excludes any amount payable under death benefits for the policies.

(7)                                     Executive entitled to all vested equity awards. Value is based on the difference between the closing price of our common stock at December 31, 2016 of $9.95 and the option exercise price.

(8)                                     Executive has one year following termination by death or disability to exercise vested stock options and stock options scheduled to vest during the twelve months following termination.

DIRECTOR COMPENSATION

The general policy of our Board of Directors is that compensation for non-employee directors should be a mix of cash and equity-based compensation. We do not pay management directors for Board service in addition to their regular employee compensation. The Compensation Committee, which consists solely of independent directors, has the primary responsibility for reviewing and considering any revisions to director compensation. The Board then reviews the Compensation Committee’s recommendations and determines the amount of director compensation.

During 2016, our director compensation policy included the following schedule:

2016
Equity Compensation:
Target value of total equity compensation	$80,000
Cash Compensation:
Annual Retainer	40,000
Committee Chairman fees per year:
Audit Committee Chair	30,000
Investment Committee Chair	30,000
Compensation Committee Chair	15,000
Compliance and Quality Committee Chair	30,000
Nominating and Corporate Governance Committee Chair	10,000
Special Committee, if applicable	30,000
Committee Member fees per year:
Audit Committee Member	10,000
Special Committee Member, if applicable	20,000
Board Meeting Fees:
In-person Meeting (per meeting)	2,000
Telephonic Meeting (per meeting)	—
Committee Meeting Fees:
In-person Meeting (per meeting)	1,500
Telephonic Meeting (per meeting)	750

The following table shows the total compensation paid to our non-employee directors in 2016. All of our directors during 2016, other than Mr. Barasch, were non-employee directors. Our non-employee directors who are affiliated with certain of our equity investors instructed us that all director compensation that we pay or issue to them will be paid to entities affiliated with such equity investors, except for Thomas A. Scully.

Director Summary Compensation

	Fees
	Earned
	or Paid	Stock
	in Cash	Awards	Total
Name	($)	($) (1)(2)	($)

Sally W. Crawford (3)	112,250	104,091	216,341
Matthew W. Etheridge (3)	84,000	104,091	188,091
Dr. Mohit Kaushal (4)	14,000	104,091	118,091
Patrick J. McLaughlin (3)	144,250	104,091	248,341
GTCR (5):
George E. Sperzel (6)	36,000	—	36,000
Lee Equity (7):
Mark K. Gormley (6)	86,000	104,091	190,091
Perry Capital (8):
Richard C. Perry (6)	28,000	—	28,000
WCAS (9):
Thomas A. Scully (10)	24,000	—	24,000
Sean M. Traynor (6)	50,250	—	50,250

(1)                                 We awarded Stock Awards under the 2011 Omnibus Equity Award Plan (the “2011 Equity Plan”). 100% of the awards were in the form of restricted stock. The 2011 Equity Plan provides for the granting of various types of equity awards, including stock options, stock appreciation rights, restricted stock, restricted stock units, and other stock based awards and/or performance compensation awards.

(2)                                 The amounts reported as Stock Awards represent the grant date fair value of restricted stock grants awarded for the service of each non-employee director, with the exception of Messrs. Perry and Traynor, who resigned June 27, 2016, Mr. Sperzel, who resigned September 12, 2016 and Mr. Scully, who did not stand for re-election and whose term ended May 25, 2016, computed in accordance with Accounting Standards Codification Topic 718 (“ASC 718”), Compensation—Stock Compensation. Restricted stock vests ratably over four years at each anniversary of the grant. We determined the grant date fair value for the restricted stock awards by multiplying the number of restricted shares granted by the closing market price of a share of our common stock on the date of grant (December 7, 2016).

(3)                                 At December 31, 2016, the director held 19,781 shares of unvested restricted stock, of which 10,430 were awarded during 2016, 5,731 shares of performance-based restricted stock all of which were awarded in 2015 and 79,935 stock options.

(4)                                 At December 31, 2016, the director held 10,430 shares of unvested restricted stock, which were awarded in 2016.

(5)                                 Mr. Sperzel resigned from the Company’s board of directors effective September 12, 2016 in connection with the APS Litigation Settlement.

(6)                                 We pay compensation for the service of each non-employee director employed by or otherwise affiliated with one of our equity investors, to the equity investor or its affiliates, not the individual non-employee director.

(7)                                 At December 31, 2016, Lee Equity held 19,781 shares of unvested restricted stock, of which 10,430 were awarded during 2016, 5,731 shares of performance-based restricted stock all of which were awarded in 2015 and 79,935 stock options.

(8)                                 Mr. Perry resigned from the Company’s board of directors effective June 27, 2016 in connection with the Company’s repurchase of shares owned by Perry Capital.

(9)                                 Mr. Scully did not stand for re-election and his Board term ended on May 25, 2016. In addition, Mr. Traynor resigned from the Company’s board of directors effective June 27, 2016 in connection with the Company’s repurchase of shares owned by Welsh, Carson, Anderson & Stowe (“WCAS”).

(10)                          At the direction of WCAS, fees earned or paid in cash were paid directly to Mr. Scully, however, Stock Awards and Option Awards granted for his service were issued to WCAS .

Compensation Committee Interlocks and Insider Participation

During 2016, the following directors served on the Compensation Committee: Matthew W. Etheridge (chair) and Sally W. Crawford. Mr. Traynor resigned effective June 27, 2016 in connection with the Company’s repurchase of shares from WCAS. Since January 1, 2016, except as noted above, no member of our Compensation Committee was engaged in a related party transaction with, or was an officer or employee of, us or our subsidiaries. There are no interlocking relationships involving our Compensation Committee and the Board of Directors or compensation Committee of any other company which would require disclosure under the executive compensation rules of the SEC.

ITEM12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

The following table indicates the shareholders who have reported beneficial ownership of more than 5% of Universal American’s outstanding shares of common stock as of February 28, 2017 based upon Schedules 13D and 13G filed with the SEC.

	Amount and Nature
	of Beneficial	Percent of
Name and Address of Beneficial Owner	Ownership(1)	Class(2)
Diamond Hill Capital Management, Inc. (3)	5,622,630	9.5%
325 John H. McConnell Blvd., Suite 200
Columbus, OH 43215
Lee Equity Partners, L.L.C (4)	5,386,842	9.1%
650 Madison Avenue, 21st Floor
New York, NY 10022
Dimensional Fund Advisors L.P. (5)	5,020,950	8.4%
Palisades West, Building One
6300 Bee Cave Road
Austin, TX 78746
Camber Capital Management, L.L.C. (6)	4,875,000	8.2%
Attn: Stephen DuBois,
101 Huntington Avenue, Suite 2101
Boston, MA 02199
T. Rowe Price Associates, Inc. (7)	4,342,118	7.3%
PO Box 89000
Baltimore, MD 02199
Deerfield Mgmt, L.P. (7)	3,774,090	6.3%
Attn: James E. Flynn
780 Third Avenue, 37th Floor
New York, NY 10017
The Vanguard Group, Inc. (7)	3,609,040	6.1%
Po Box 2600, V26
Valley Forge, PA 19482-2600

(1)                                 Beneficial ownership assumes the exercise of options held by the beneficial owner that are vested, or will be vested within 60 days after February 28, 2017.

(2)                                 The percentage of ownership is based on 59,458,178 shares of Universal American common stock outstanding as of February 28, 2017. The percentage of class owned by each shareholder is calculated by dividing:

•                  the number of shares deemed to be beneficially held by the shareholder as of February 28, 2017, as determined in accordance with Rule 13d-3 of the Exchange Act; by

•                  the sum of

•                  59,458,178 which is the number of shares of Universal American common stock outstanding, plus

•                  the number of shares of Universal American common stock issuable upon exercise of options and other derivative securities held by the shareholder which may be acquired through the exercise of stock options which are exercisable currently or within 60 days.

(3)                                 Based upon information contained in a Schedule 13G/A filed with the SEC on February 10, 2017.

(4)                                 Includes 59,613 shares of Universal American common stock which may be acquired through the exercise of stock options which are exercisable currently or within 60 days.

(5)                                 Based upon information contained in a Schedule 13G/A filed with the SEC on February 9, 2017.

(6)                                 Based upon information contained in a Schedule 13G/A filed with the SEC on March 16, 2017.

(7)                                 Based upon information contained in a Schedule 13G filed with the SEC on February 14, 2017.

Ownership of Universal American Common Stock by Directors and Executive Officers

The following table shows information regarding the amount of Universal American common stock beneficially owned as of February 28, 2017 by (a) the members of Universal American’s Board of Directors; (b) Universal American’s chief executive officer and the four other named executive officers and (c) Universal American’s directors and executive officers as a group.

Name, Address and Position(1)	Amount and Nature of Beneficial Ownership(2)		Percent of Class(3)
Richard A. Barasch	3,976,270	(4)	6.6%
Chief Executive Officer and Chairman of the Board
Sally W. Crawford	135,857	(5)	*
Director
Matthew W. Etheridge	135,847	(5)	*
Director
Mark K. Gormley	68,701	(6)(7)	*
Director(6)(7)
Dr. Mohit Kaushal	10,430	(8)	*
Director(8)
Patrick J. McLaughlin	214,947	(5)	*
Director
Adam C. Thackery	217,372	(9)	*
Chief Financial Officer
Erin G. Page	374,561	(10)	*
President, Medicare Advantage
Anthony L. Wolk	311,654	(11)	*
Executive Vice President, General Counsel and Secretary
Steven H. Black	295,830	(12)	*
Chief Administrative Officer
All Directors and Executive Officers as a Group	6,235,646	(13)	10.31%

*                                         Less than 1%

(1)                                 Unless otherwise noted, each person’s address is: c/o Universal American Corp., 44 South Broadway, Suite 1200, White Plains, New York 10601.

(2)                                 For purposes of this security ownership table, beneficial ownership includes currently exercisable options and options exercisable within 60 days after February 28, 2017. Except as otherwise noted below, all shares of Universal American common stock, vested options and all restricted stock are owned beneficially by the individual listed with sole voting and investment power.

(3)                                 We have calculated the percentage of the class for each shareholder by dividing:

•                  the number of shares deemed to be beneficially held by the shareholder as of February 28, 2017, as determined in accordance with Rule 13d-3 of the Exchange Act, by

•                  the sum of

•                  59,458,178 which is the number of shares of Universal American common stock outstanding, plus

•                  the number of shares of Universal American common stock issuable upon exercise of options and other derivative securities held by the shareholder which may be acquired through the exercise of stock options which are exercisable currently or within 60 days.

(4)                                 Includes 608,511 shares of Universal American common stock which may be acquired through the exercise of stock options, which are exercisable currently or within 60 days after February 28, 2017 and 443,468 shares of unvested restricted stock. Also includes 1,268,336 shares of Universal American common stock which are held directly by, or in trust for, members of Mr. Barasch’s immediate family as to which Mr. Barasch disclaims beneficial ownership.

(5)                                 Includes 59,613 shares of Universal American common stock which may be acquired through the exercise of stock options, which are exercisable currently or within 60 days after February 28, 2017 and 25,512 shares of unvested restricted stock.

(6)                                 The beneficial ownership reported for the non-employee directors of Universal American’s equity investors reflects their personal holdings and does not reflect any shares or other beneficial ownership arising from their service on the Universal American Board or their association with such equity investor. Compensation for the service of the non-employee directors of Universal American’s respective equity investors in the form of cash or equity awards is paid to the respective equity investors or their affiliates, not the individual non-employee director.

(7)                                 Address is c/o Lee Equity, 650 Madison Avenue, New York, NY 10022. Mr. Gormley is a Partner of Lee Equity. Mr. Gormley disclaims beneficial ownership of all shares of Universal American common stock that are beneficially owned by Lee Equity.

(8)                                 Includes 10,430 shares of unvested restricted stock.

(9)                                 Includes 23,996 shares of Universal American common stock which may be acquired through the exercise of stock options, which are exercisable currently or within 60 days after February 28, 2017 and 130,659 shares of unvested restricted stock.

(10)                          Includes 39,302 shares of Universal American common stock which may be acquired through the exercise of stock options, which are exercisable currently or within 60 days after February 28, 2017 and 246,804 shares of unvested restricted stock.

(11)                          Includes 37,472 shares of Universal American common stock which may be acquired through the exercise of stock options, which are exercisable currently or within 60 days after February 28, 2017 and 184,825 shares of unvested restricted stock.

(12)                          Includes 18,736 shares of Universal American common stock which may be acquired through the exercise of stock options, which are exercisable currently or within 60 days after February 28, 2017 and 88,831 shares of unvested restricted stock held directly by Mr. Black. Also includes 45,862 shares of Universal American common stock, 18,736 shares of Universal American common stock which may be acquired through the exercise of stock options, which are exercisable currently or within 60 days after February 28, 2017 and 88,830 shares of unvested restricted stock, all of which are held directly by members of Mr. Black’s immediate family as to which Mr. Black disclaims beneficial ownership.

(13)                          Includes 1,023,458 shares of Universal American common stock which may be acquired through the exercise of stock options, which are exercisable currently or within 60 days after February 28, 2017 and 1,326,577 shares of unvested restricted stock.

Equity Compensation Plan Information

The following table sets forth information relating to equity securities authorized for issuance under our equity compensation plans as of December 31, 2016:

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights (a)	Weighted Average Exercise Price of Outstanding Options, Warrants, and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders	3,533,703	$6.89	4,953,733
Equity compensation plans not approved by security holders	—	—	—
Total	3,533,703	$6.89	4,953,733

As previously announced, on November 17, 2016, we entered into a definitive agreement with WellCare Health Plans, Inc. (“WellCare”) under which WellCare will acquire Universal American in an all cash transaction valued at $10.00 per share of common stock (the “WellCare Transaction”). The WellCare Transaction, if consummated, will result in a change in control of the Company.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Review and Approval of Related Party Transactions

Our Audit Committee is responsible for the review and approval of any transaction, relationship or arrangement in which we are a participant and that involves Board members, our executive officers, beneficial owners of more than 5% of our common stock, their immediate family members, domestic partners and companies in which they have a material interest. We refer to these as related party transactions and to the persons or entities involved as related persons. Our Audit Committee evaluates related party transactions for purposes of recommending to the disinterested members of the Board that the transactions are fair, reasonable and within our policies and practices and should be approved or ratified. Where appropriate, we may establish a special Committee of disinterested directors to review such transactions.

Under our Code of Business Conduct and Ethics, our directors and employees must report any circumstances that may create or appear to create a conflict between us and the interests of the related person, regardless of the amount involved. Our directors and executive officers must also periodically confirm information about related person transactions.

We have adopted a Related Party Transaction policy which governs the approval of related party transactions. In determining whether to approve a related party transaction, our Audit Committee will consider all relevant facts and circumstances, including without limitation, the following:

•                  the benefits of the transaction to the Company and the relevant related party;

•                  the business purpose of the transaction;

•                  the terms of the transaction and whether they are arm’s-length and in the ordinary course of business for both parties;

•                  the direct or indirect nature of the related party’s interest in the transaction;

•                  whether the transaction would impair the judgment of a director or executive officer to act in the best interest of the company;

•                  the size and expected duration of the transaction; and

•                  other facts and circumstances that bear on the materiality of the related party transaction under applicable law and New York Stock Exchange listing standards.

To approve a Related Party Transaction, the Committee shall determine that, upon consideration of all relevant information, the proposed transaction is in, or not inconsistent with, the best interests of the Company and its shareholders.

GTCR Letter Agreement and Registration Rights Agreement

On March 2, 2012, in connection with the acquisition of APS Healthcare, we entered into a letter agreement the “GTCR Letter Agreement”) with Partners Healthcare Solutions Holdings, L.P. (“APSLP”), pursuant to which a fund affiliated with GTCR had the right to appoint one director to the Company’s Board of Directors. George E. Sperzel was the GTCR designee on the Company’s board pursuant to the GTCR Letter Agreement.  Concurrently with the consummation of the acquisition of APS Healthcare, we entered into a registration rights agreement, dated as of March 2, 2012 with APSLP. Pursuant to the Registration Rights Agreement, APSLP had certain customary demand, shelf and piggyback registration rights with respect to the shares it received as part of the consideration for the transaction. In connection with the APS Litigation Settlement, the GTCR Letter Agreement and the Registration Rights Agreement terminated and Mr. Sperzel resigned from the Company’s board of directors effective September 12, 2016.

Repurchase of Common Stock from Perry Capital and WCAS

As previously disclosed, on June 27, 2016, we completed a private offering of $115 million principal amount of Convertible Senior Notes due 2021. We used the net proceeds from the notes, together with cash on hand, to repurchase: (i) 11,011,515 shares of our common stock held by affiliates of Perry Capital, and (ii) 7,098,775 shares of our common stock held by WCAS, in each case at a purchase price per share equal to $6.80. In connection with such share repurchases, Richard C. Perry, Chief Executive Officer of Perry Corp. and Sean M. Traynor, General Partner at WCAS, each resigned from the Company’s board of directors effective June 27. 2016.

Director Independence

The Board of Directors has determined that to be considered independent, a director may not have any direct or indirect material relationships with us that would interfere with the exercise of independent judgment. In making a determination of whether a material relationship exists, the Board considers the director’s commercial, industrial, banking, consulting, legal, accounting, charitable and familial relationships and all other relevant facts and circumstances. The Board also reviewed the independence of our directors in accordance with the corporate governance standards for companies traded on the New York Stock Exchange set forth in Section 303A of the New York Stock Exchange Listed Company Manual.

Consistent with these considerations, the Board has reviewed all relationships between the Company and the members of the Board, and has affirmatively determined that a majority of our directors are independent within the meaning of the rules of New York Stock Exchange. More specifically, our Board has determined that each of our directors, other than Mr. Barasch, our chief executive officer, is an independent director. In making this determination, our Board considered, among other things, the shares of our stock held by each of our directors and its affiliates.

Audit Committee.  Our Audit Committee currently consists of Patrick J. McLaughlin (chair), Sally W. Crawford and Mark K. Gormley. The Board has determined that each of the directors serving on the Audit Committee satisfy the independence standards set forth in our Audit Committee charter and is independent within the meaning of the applicable rules of the New York Stock Exchange and Rule 10A-3 of the Exchange Act.

Compensation Committee.  Our Compensation Committee currently consists of Matthew W. Etheridge (chair) and Sally W. Crawford. The Board has determined that each of the directors serving on the Compensation Committee satisfy the independence standards set forth in our Compensation Committee charter and is independent within the meaning of the applicable rules of the New York Stock Exchange.

Nominating and Governance Committee.  Our Nominating and Governance Committee currently consists of Sally W. Crawford (chair) and Mark K. Gormley. The Board has determined that each of the directors serving on the Nominating and Governance Committee satisfy the independence standards set forth in our Nominating and Governance Committee charter and are independent within the meaning of the applicable rules of the New York Stock Exchange.

ITEM 14 — PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees and Expense of Independent Registered Public Accounting Firm

Deloitte & Touche LLP (“Deloitte”) served as our independent registered public accounting firm commencing with the quarter ended September 30, 2015 and for fiscal years ended December 31, 2016 and 2015. Ernst & Young LLP (“E&Y”) served as our independent registered public accounting firm through the quarter ended June 30, 2015.

The table below provides details of the fees that we paid to Deloitte and E&Y for professional services rendered in 2016 and 2015. The Audit Committee approved all of these services in conformity with its pre- approval process.

	2016	2015

Audit Fees(1)	$3,065,916	$3,516,437
Audit-Related Fees(2)	132,341	99,445
Tax Fees(3)	209,020	139,735
All Other Fees(4)	—	1,995
Total Fees	$3,407,277	$3,757,612

(1)                                 Reflects all services performed to comply with generally accepted auditing standards and the Public Company Accounting Oversight Board, and services that generally only our independent registered public accounting firm can provide. These fees cover our audit, and as required, the audit of various subsidiaries, the audit of the effectiveness of internal control over financial reporting, quarterly reviews, statutory audits, attest services required by applicable law, and comfort letters, consents and assistance with and review of documents filed with the SEC.

(2)                                 Reflects assurance and related services rendered by Deloitte and E&Y for the audit of our 401(k) plan, accounting consultations in connection with proposed or consummated acquisitions or dispositions, consultations in connection with financial accounting and reporting standards and services relating to the review of audit work papers by third parties.

(3)                                 Reflects all services performed by professional staff in the independent registered public accounting firm’s tax division for tax consultation and compliance services, except for those services related to the audit of our financial statements.

(4)                                 Reflects fees for other permitted products and services provided by Deloitte and E&Y.

Pre-Approval Policies and Procedures

Under its charter, the Audit Committee has the sole authority to appoint or replace the independent registered public accounting firm subject, if applicable, to stockholder ratification. The Audit Committee is directly responsible for the compensation and oversight of the work of the independent registered public accounting firm, as well as resolution of disagreements between management and the independent registered public accounting firm regarding financial reporting, for the purpose of preparing or issuing an audit report or related work. The Audit Committee engages the independent registered public accounting firm directly, and the independent registered public accounting firm reports directly to the Audit Committee.

The Audit Committee has adopted a formal policy whereby it pre-approves all audit, review and attest services and all other permitted tax and non- audit services, including fees and terms of engagement, to be performed for us by our independent registered public accounting firm, subject to the de minimis exceptions for non-audit services described in Section 10A(i)(1)(B) of the Exchange Act, all of which are approved by the Audit Committee prior to the completion of the services. For audit services, each year the independent registered public accounting firm provides the Audit Committee with an engagement letter outlining the scope of the audit services proposed to be performed during the year and the cost for performing these services, which the Audit Committee must formally approve before the audit commences.

If we cannot obtain pre-approval for auditing services and permitted non-audit services as a result of inherent time constraints in the matter for which these services are required, the chairperson of the Audit Committee has authority to pre-approve the services, provided that the estimated cost of the services on each such occasion does not exceed $25,000, and the chairperson of the Audit Committee will report the pre-approval for ratification to the Audit Committee at its next scheduled meeting. The Audit Committee has complied with the procedures set forth above, and has otherwise complied with the provisions of its charter.

Part IV

ITEM 15(a)-EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

3                                         Exhibits

Exhibits
2.1

Stock Purchase and Sale Agreement, dated as of October 8, 2015, by and among NSRE Holdings Inc., a Delaware corporation, Universal American Corp., Universal American Holdings, LLC, and Nassau Reinsurance Group Holdings, L.P. (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Commission on October 14, 2015, and incorporated by reference herein).

2.2

Agreement and Plan of Merger, dated November 17, 2016, by and among Universal American Corp., WellCare Health Plans, Inc. and Wind Merger Sub, Inc. (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Commission on November 21, 2016, and incorporated by reference herein).

3.1

Amended and Restated Certificate of Incorporation of the Company (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on May 4, 2011, and incorporated by reference herein).

3.2	Amended and Restated By-Laws of the Company (filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the Commission on May 4, 2011, and incorporated by reference herein).
3.3

First Amendment to the Amended and Restated Bylaws of Universal American Corp., effective November 17, 2016 (filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the Commission on November 17, 2016, and incorporated by reference herein).

4.1

Certificate of Designation of the Series A Mandatorily Redeemable Preferred Shares (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on March 4, 2011, and incorporated by reference herein).

4.2

Certificate of Amendment to Certificate of Designation of the Series A Mandatorily Redeemable Preferred Shares (filed as Exhibit 4.1.2 to the Company’s Registration Statement on Form S-4 filed on August 2, 2011, and incorporated by reference herein).

4.3

Indenture dated as of June 27, 2016 between Universal American Corp., as issuer, and U.S. Bank National Association, as trustee (filed as Exhibit 3.5 to the Company’s Quarterly Report on Form 10-Q filed on August 4, 2016 and incorporated by reference herein).

10.1

Employment Agreement dated July 30, 1999, between Old Universal American and Richard A. Barasch (filed as Exhibit D to Old Universal American’s Current Report on Form 8-K/A dated March 14, 2001, and incorporated by reference herein).

10.2

Employment Agreement dated March 1, 2016 by and between Universal American Corp. and Adam C. Thackery (filed as Exhibit 10.2 to the Company’s Annual Report on Form 10-K filed on March 10, 2016 and incorporated by reference herein).

10.3

Employment Agreement dated July 8, 2010 by and between Universal American Corp. and Anthony Wolk (filed as Exhibit 10.4 to the Company’s Annual Report on Form 10-K filed on March 6, 2013 and incorporated by reference herein).

10.4

Employment Agreement dated March 4, 2013 by and between Universal American Corp. and Erin Page (filed as Exhibit 10.5 to the Company’s Annual Report on Form 10-K/A filed on March 31, 2015 and incorporated by reference herein).

10.5

Employment Agreement dated September 27, 2012 by and between Universal American Corp. and Steven H. Black (filed as Exhibit 10.6 to the Company’s Annual Report on Form 10-K/A filed on March 31, 2015 and incorporated by reference herein).

10.6

Universal American Corp. 2011 Omnibus Equity Award Plan (filed as Exhibit 10.2 to the Company’s Amendment No. 1 to the Registration Statement on Form S-4 filed on March 31, 2011, and incorporated by reference herein).

10.7

Form of Universal American Corp. 2011 Omnibus Equity Award Plan Employee Nonqualified Option Award Agreement (filed as Exhibit 10.4 to the Company’s Registration Statement on Form S-4 filed on July 15, 2011, and incorporated by reference herein).

10.8

Form of Universal American Corp. 2011 Omnibus Equity Award Plan Employee Restricted Stock Award Agreement (filed as Exhibit 10.9 to the Company’s Annual Report on Form 10-K/A filed on March 31, 2015 and incorporated by reference herein).

10.9

Form of Universal American Corp. 2011 Omnibus Equity Award Plan Employee Restricted Stock Award Agreement (filed as Exhibit 10.9 to the Company’s Annual Report on Form 10-K filed on March 10, 2016 and incorporated by reference herein).

Exhibits
10.10

Form of Universal American Corp. 2011 Omnibus Equity Award Plan Employee Nonqualified Option Award Agreement (filed as Exhibit 10.10 to the Company’s Annual Report on Form 10-K filed on March 10, 2016 and incorporated by reference herein).

10.11

Form of Universal American Corp. 2011 Omnibus Equity Award Plan Employee Restricted Stock Award Agreement (filed as Exhibit 10.11 to the Company’s Annual Report on Form 10-K filed on March 10, 2016 and incorporated by reference herein).

12.1^	Computation of Ratio of Earnings to Fixed Charges.
21.1^	List of Subsidiaries.
31.1*	Certification of Chief Executive Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934.
31.2*	Certification of Chief Financial Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934.
31.3*	Certification of Chief Accounting Officer, as required by Rule 13a 14(a) of the Securities Exchange Act of 1934.
101.INS—XBRL	Instance Document.
101.SCH—XBRL	Taxonomy Extension Schema Document.
101.CAL—XBRL	Taxonomy Extension Calculation Linkbase Document.
101.LAB—XBRL	Taxonomy Extension Label Linkbase Document.
101.PRE—XBRL	Taxonomy Extension Presentation Linkbase Document.
101.DEF—XBRL	Taxonomy Extension Definition Linkbase Document.

^                                          Filed or furnished with Universal American Corp’s. Annual Report on Form 10-K for the year ended December 31, 2016, originally filed on February 28, 2017.

*                                         Filed or furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNIVERSAL AMERICAN CORP.
April 26, 2017	/s/ RICHARD A. BARASCH
Richard A. Barasch
Chairman of the Board and Chief Executive Officer